Form 10-K
period 2020-12-31
HomeStreet, Inc.
filed 2021-03-12
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
None.
____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $467 million based on a closing price of $24.61 per share of common stock on the Nasdaq Global Select Market on such date. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates.
The number of outstanding shares of the registrant's common stock as of March 5, 2021 was 21,512,415.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, will be incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of the shareholders to be held in 2021, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates. If a definitive proxy statement of the registrant is not filed within such period, the registrant will instead file such information on an amendment to this Report within such 120 days of the end of the registrant’s fiscal year to which this report relates.

PART I
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") and the documents incorporated by reference contain, in addition to historical information, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements relating to projections of revenues, estimated operating expenses or other financial items; business strategy, including management’s plans and objectives for growth and future operations or programs; future operations, plans, regulatory compliance or approvals; anticipated restructuring or resource optimization plans and activities and expected cost savings from and timing of these plans and activities; proposed new products or services; expected or estimated performance of our loan portfolio; pending or potential expansion activities; pending or future mergers, acquisitions or other transactions; future economic conditions or performance; expectations relating to our industry, regulatory environment and the economy as a whole and underlying assumptions of any of the foregoing.

All statements other than statements of historical fact are "forward-looking statements" for the purpose of these provisions. When used in this Form 10-K, terms such as "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," or "will" or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause us to fall short of our expectations or may cause us to deviate from our current plans, as expressed or implied by these statements. The known risks that could cause our results to differ, or may cause us to take actions that are not currently planned or expected, are described below including in Item 1A, Risk Factors.

Unless required by law, we do not intend to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.

ITEM 1BUSINESS

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to "we," "our," and “us” refer to HomeStreet, Inc., a Washington corporation, ("HomeStreet," the "Company,") and its consolidated subsidiaries, HomeStreet Bank (the "Bank") and HomeStreet Capital Corporation ("Capital").

Overview

We are a diversified financial services company with offices in Washington, Oregon, California, Hawaii, Arizona, Utah and Idaho serving customers throughout the western United States. We were founded in 1921 and are headquartered in Seattle, Washington. We provide commercial banking products and services to small and medium sized businesses, real estate investors and professional firms and consumer banking products and services to individuals. As of December 31, 2020, we had $7.2 billion of total assets, $5.5 billion of loans and $5.8 billion of deposits.

Our business strategy is to offer a full range of financial products and services to our customer base consistent with a regional bank’s offerings while providing the responsive and personalized service of a community bank. We intend to grow our business by (i) marketing our services directly to prospective new customers; (ii) obtaining new client referrals from existing clients; (iii) adding experienced relationship managers and loan officers who may have established client relationships that we can serve; (iv) cross-selling our products and services; and (v) making opportunistic acquisitions of complementary businesses and/or establishing de novo offices in select markets within and outside our existing market areas.

Our business strategy is dependent on attracting and retaining highly qualified employees. All of our employees, including customer facing and back-office support staff, are committed to providing high quality and responsive products and services to our customers. We believe we have assembled a strong team to achieve our strategic goals and are committed to supporting them through our compensation, benefit and training programs and by providing them with the resources needed to complete their tasks and responsibilities.

We are principally engaged in commercial banking, consumer banking, and real estate lending, including construction and permanent loans on commercial real estate and single family residences. We also sell insurance products for consumer clients. We provide our financial products and services to our customers through bank branches, loan production offices, ATMs, online, mobile and telephone banking channels. The yields we realize on our loans and other interest-earning assets and the interest rates we pay on deposits and borrowings determines our net interest income, the largest component of our total revenues. Noninterest income, which represented 37% of total revenues in 2020, is primarily derived from our sale and servicing of single family and multifamily real estate loans.

While our growth has been primarily achieved through organic means, we have a history of making strategic acquisitions to enter into new markets or to enhance our standing in existing markets. Our current product and service offerings have been introduced over a period of time. Most recently, we restructured our activities to reduce the level of single family residential originations due to the volatility of this line of business and continue to focus on growth in our commercial lending and commercial real estate lending.

HomeStreet, as a bank holding company, is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Federal Reserve Bank of San Francisco ("FRBSF") under delegated authority from the Federal Reserve. The Bank is a Washington state-chartered bank and is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Washington State Department of Financial Institutions, Division of Banks ("WDFI"). The Bank is also a member of the Federal Home Loan Bank of Des Moines ("FHLB"), which provides it with a source of funds in the form of short-term and long-term borrowings.

Loan Products

We are committed to offering competitive lending products that meet the needs of our clients, are underwritten in a prudent manner, and provide an adequate return based on their size, credit risk and interest rate risk. Our loan products include commercial business and agriculture loans, single family residential mortgages, consumer loans, commercial loans secured by residential and commercial real estate, and construction loans for residential and commercial real estate development. The lending units under which these loans are offered include: Commercial Lending; Single Family Residential Lending; Commercial Real Estate ("CRE") Lending and Residential Construction Lending. In addition, certain consumer loans are offered through our retail branch network.

4

For all our loan offerings, we utilize a comprehensive approach in our underwriting process. In our underwriting, our primary focus is always on the primary, secondary and tertiary sources of repayment, which include the business/borrower’s ability to repay, the subject real estate collateral cash flow, and the value of the collateral securing the loan. Because our underwriting process allows us to view the totality of the borrower’s capacity to repay, concerns or issues in one area can be compensated for by other favorable financial criteria in other areas. This may include the evaluation of changing trends in credit metrics, market and economic changes, and other risks in individual markets based on multivariate market analysis performed by the Bank on a quarterly basis. This personalized and detailed approach allows us to better understand and meet our clients’ borrowing needs. Each lending unit features standardized pricing, uniform sizing and a streamlined process resulting in an efficient high application-to-funding ratio.

Commercial Lending: Loans originated by Commercial Lending are generally supported by the cash flows generated from the business operations of the entity to which the loan is made, and, except for loans secured by owner occupied CRE, are generally secured by non-real estate assets, such as equipment, inventories or accounts receivable. Commercial Lending is focused on developing quality full-service business banking relationships, including loans and deposits. We typically focus on commercial clients that are manufacturers, distributors, wholesalers and professional service companies. These loans are generated primarily by our relationship managers and business development officers with minimal direct marketing support.

Commercial Loans: We offer commercial term loans and commercial lines of credit to our clients. Commercial loans generally are made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, responsible balance sheet management and experienced management. Commercial term loans are either fixed rate or adjustable rate loans with interest rates tied to a variety of independent indices and are made for terms ranging from one to seven years based in part on the useful life of the asset financed. Commercial lines of credit are adjustable rate loans with interest rates usually tied to the Bank’s prime lending rate or other independent indices and are made for terms ranging from one to two years. These loans contain various covenants, including possible requirements that the borrower reduce its credit line borrowings to zero for specified time periods during the term of the line of credit, maintain required levels of liquidity with advances tied to periodic reviews of amounts borrowed based upon a percentage of accounts receivable, and inventory or unmonitored lines for those with significant financial strength and liquidity. Commercial loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness of the borrower and guarantors, the borrower's ability to repay, debt service coverage ratios, historical and projected client income, borrower liquidity and credit history and the trends in income and balance sheet management. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends in the client’s industry. We typically require full recourse from the owners of the entities to which we make such loans.

Commercial Real Estate Loans - Owner Occupied: Owner occupied CRE loans are generally made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet management of key cash flow drivers, and experienced management. Our commercial real estate loans are secured by first trust deeds on nonresidential real property, typically office, industrial or warehouse properties. These loans generally have adjustable rates with interest rates tied to a variety of independent indices; although in some cases these loans have fixed interest rates for periods ranging from three to 10 years and adjust thereafter based on an applicable indices and terms. These loans generally have interest rate floors, payment caps, and prepayment fees. The loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness of the borrower and guarantors, the borrower's ability to repay, loan-to-value and debt service coverage ratios, borrower liquidity and credit history and the trends in balance sheet and income statement management. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans. We offer an interest rate risk management service to our customers that enables them to exchange a variable interest rate with a fixed interest rate through products from other financial institutions which we broker for a fee.

Shared National Credits/Participation Lending: We participate in multi-bank transactions referred to as Shared National Credits or Participations when an individual loan may be too large to be made by a single institution or an institution wants to reduce their credit exposure from a single loan. These loans are typically originated and led by other larger banks and the Bank is a participant in the transaction. The loans are sourced through relationships with originating lenders as well as through purchases of loans in the secondary market. These loans are generally made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet management of key cash flow drivers, and experienced management. Syndicated/Participated term loans are either fixed rate or adjustable rate loans with interest rates tied to a variety of independent indices and are generally made for terms ranging from one to seven years based in part on the useful life of the asset financed. Lines of credit are adjustable rate loans with interest rates tied to a variety of independent indices and are generally made with terms from one to five years, and contain various covenants, including possible requirements that the borrower maintain liquidity requirements with advances tied to periodic reviews. These loans are underwritten independently by us based on a variety of criteria, including an evaluation of the creditworthiness of the borrower, the borrower's ability to repay, debt service coverage ratios, historical and projected client income, borrower liquidity and credit history, and their trends in income and balance sheet management. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends in the client’s industry. Full recourse from the owners of these entities is usually not required for these loans.

Small Business Lending, SBA Lending and USDA Lending: The Bank is approved as a Small Business Administration ("SBA") preferred lender and as a United States Department of Agriculture ("USDA") lender. We are committed to our small business commercial lending to serve our communities and small businesses that operate in proximity to our network of retail branch locations. As these are government guaranteed programs, we comply with the relevant agency's underwriting guidelines, servicing and monitoring requirements, and terms and conditions set forth under the related programs standard operating procedures. SBA loans generally follow our underwriting guidelines established for non-SBA commercial and industrial loans and meet the criteria set forth by the SBA.

Single Family Residential Lending: Loans originated by Single Family Residential Lending are generally supported by cash flows of the borrower and are secured by one to four unit residential properties. Single family loans are originated for sale or to be held for investment. We also make construction loans to qualified owner occupants, which upon completion of the construction phase convert to long-term amortizing single family loans that are eligible for sale in the secondary market. Home equity loans ("HELOCs") are originated to be held for investment. The origination of single family loans tends to be more transactional in nature and are not dependent on the borrower utilizing other products or services offered by us, such as deposits. In addition to leads generated by our loan officers, we utilize targeted marketing programs and cross referrals from our retail branches to generate leads. We do not originate loans defined as high cost by state or federal banking regulators. The single family loan origination process is now almost exclusively done electronically with little or no processing of paper.

Single Family Loans Originated for Sale: These loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC") and the Federal National Mortgage Association ("Fannie Mae" or "FNMA"). These loans are delivered/sold into securities issued by either Fannie Mae or Freddie Mac. Government insured loans are underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development ("HUD") and the Department of Veterans Affairs ("VA"). These loans are delivered/sold into securities issued by the Government National Mortgage Association ("Ginnie Mae" or "GNMA"). We also participate in correspondent relationships under which we originate and sell loans to other financial institutions in compliance with their underwriting guidelines. As part of these guidelines, we underwrite these loans based on a variety of criteria, including an evaluation of the creditworthiness of the borrower, the borrower's ability to repay, loan-to-value and debt-to-income ratios, borrower liquidity, income verification and credit history. For adjustable rate loans, the loan payment used for our underwriting is based upon fully indexed interest rates and payments. Our loan-to-value limits are generally up to 95% of the lesser of the appraised value or purchase price of the property. We offer both fixed and adjustable rate loans. The majority of our fixed rate loans have terms of 15 or 30 years. Our adjustable rate loans are typically amortized over a 30-year period with fixed rate periods ranging between three to 10 years and adjust thereafter based on the applicable index and terms. Adjustable rate loans generally have interest rate floors and caps. Single family loans are almost always sold servicing retained.

Single Family Loans Held for Investment: These loans generally take the form of non-conforming jumbo loans collateralized by real properties located in our market areas. These loans generally have adjustable rates with initial fixed rate periods ranging from three to 10 years and a term not exceeding 30 years. These loans generally have interest rate floors and caps. The loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness of the borrower, the borrower's ability to repay, loan-to-value and debt-to-income ratios, borrower liquidity, income verification and credit history.

Home equity loans: HELOCs are secured by first or second liens on residential properties and are structured as revolving lines of credit whereby the borrower can draw upon and repay the loan at any time. These loans have adjustable rates with interest rates tied to a variety of independent indices, with interest rate floors and caps and with terms of up to 10 years. We underwrite these loans based on a variety of criteria, including an evaluation of the creditworthiness of the borrower, the borrower's ability to repay, loan-to-value and debt-to-income ratios, borrower liquidity, income verification and credit history.

CRE Lending: Loans originated by CRE Lending are supported by the underlying cash flow from operations of the related real estate collateral for loans except for construction related loans. The loans originated by CRE Lending consist of multifamily, non-owner occupied CRE and CRE construction loans, including bridge loans. The origination of CRE loans tends to be transactional in nature and are not dependent on the borrower utilizing other products or services offered by us, such as deposits. However, we have established full service deposit relationships with a number of these customers and we request that the operating deposit accounts for the related properties be maintained with us. The business is primarily sourced through our loan officers’ relationships and through brokers with little direct marketing support.

CRE Residential Mortgage Loans – Multifamily: We make multifamily residential mortgage loans for terms up to 30 years for 5+ unit properties. These loans generally have adjustable rates with interest rates tied to a variety of independent indices; although in many cases these loans have initial fixed rate periods ranging from three to 10 years and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment fees. The loans are underwritten based on a variety of criteria, including an evaluation of the subject real estate collateral cash flow, the creditworthiness of the borrower and guarantors, the borrower's ability to repay, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as rental rates, market values and vacancy rates. We typically require full or limited recourse from the owners of the entities to which we make such loans. Some of our multifamily real estate loans originated under our Fannie Mae DUS© lender service authorization are sold to or securitized by Fannie Mae after origination, with the Company generally retaining the servicing rights. In addition, because our operations can originate multifamily loans at levels higher than those needed to be retained to meet our loan growth targets, from time to time, we may sell multifamily loans to other financial institutions, usually servicing released.

CRE Loans – Non-owner Occupied: Our commercial real estate loans are secured by first trust deeds on nonresidential real property with terms up to 10 years. We typically focus on multi-tenant industrial, office and retail real estate collateral with strong, stable tenancy, and strong, stable historical cash flow located in submarket locations with strong, stable demand. These loans generally have adjustable rates with interest rates tied to a variety of independent indices; although in many cases these loans have initial fixed rate periods ranging from three to 10 years and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment fees. The loans are underwritten based on a variety of criteria, including an evaluation of the subject real estate collateral cash flow, the creditworthiness of the borrower and guarantors, the borrower's ability to repay, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

CRE Construction Loans: CRE construction loans are provided to borrowers with extensive construction experience and are primarily focused on multifamily, commercial building and warehouse developments. These loans are custom tailored to fit the individual needs of each specific request. We typically consider CRE construction loan requests in the submarket locations where we have experience and offer permanent real estate loans. We also offer bridge loans which are designed to fund a project for a short period of time until permanent financing can be arranged. Construction loans and bridge loans usually only require interest only payments which are generally supported by an interest reserve established at the time the loan is originated. Construction loans typically are disbursed as construction progresses and are subject to inspection by third party experts. Construction loans, including bridge loans, carry a higher degree of risk because repayment of these loans is dependent, in part, on the successful completion of the project or, to a lesser extent, the ability of the borrower to refinance the loan or sell the property upon completion of the project, rather than the ability of the borrower or guarantor to repay principal and interest. Because of these factors, these loans require substantial equity either as up-front cash equity in the project or equity in the value of the underlying property. These loans are typically secured by the underlying development and, even if we foreclose on the loan, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. CRE construction and bridge loans are secured by first trust deeds on real property. These loans generally have adjustable rates with interest rates tied to a variety of independent indices. These loans generally have interest rate floors, payment caps, and prepayment fees. The loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness of the borrower and guarantors, the borrower's ability to repay, loan to value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

Residential Construction Lending: Loans originated by Residential Construction Lending include single family residential construction loans, lot acquisition loans and land development loans. Our construction loans are to experienced local developers with extensive track records in building single family loans. Our lot acquisition loans and land development loans are typically on entitled land, versus raw land. Construction loans are disbursed as construction progresses. These loans require repayment as residences or lots are sold. Residential Construction Lending typically develops full service business banking relationships, including loans and deposits. The business is primarily sourced through our relationship managers with minimal direct marketing support.

We typically consider residential construction loan requests in the submarket locations where we have experience and a relationship manager is located. Construction loans, lot acquisition loans and land development loans usually only require interest only payments which may be supported by an interest reserve established at the time the loan is originated. Construction loans typically are disbursed as construction progresses. Construction loans, carry a higher degree of risk because repayment of these loans is dependent, in part, on the success of the ultimate project or, to a lesser extent, the ability of the borrower to refinance the loan or sell the home or lots upon completion of the project. Because of these factors, these loans require substantial equity either as up-front cash equity in the project or equity in the value of the underlying property. These loans are secured by the underlying real estate and improvements. In the event of a foreclosure on the loan, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. Residential Construction Lending loans are secured by first trust deeds on real property. These loans generally have adjustable rates with interest rates tied to the Bank’s prime lending rate. These loans generally have interest rate floors, payment caps, and prepayment fees. The loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness of the borrower and guarantors, the borrower's ability to repay, loan to value and loan to cost ratios, borrower leverage and liquidity, credit history and guarantor support. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

Other: We offer consumer installment loans through our retail branches to our customers to allow them to meet short term cash flow needs. Consumer loans are generally fixed rate loans made for terms ranging from one to five years. The loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness and credit history of the borrower and guarantors, the borrower's ability to repay, debt-to-income ratios, borrower liquidity and income verification.

Loans Serviced for Others

We retain servicing rights from the sale of single family loans and multifamily loans originated under our Fannie Mae DUS authorization. The value of these mortgage servicing rights ("MSRs") is recognized upon the sale of the loans and is amortized over the lives of the loans. For single family loans, the value of MSRs can be highly volatile due primarily to changes in prepayment speeds. We have a hedging program in place to reduce the impact of this volatility on our financial results. The monthly servicing fees we receive are partially offset by the amortization of MSRs. Our contractual servicing obligations include the collection of payments from borrowers, resolving delinquent payments including foreclosing on loans when appropriate, remittance of collections and monthly reporting of servicing activities. The funds collected are generally retained as deposits in the Bank until they are remitted on a monthly basis to the owner or trustee.

Deposit Products and Services

Deposits represent our principal source of funds for making loans and acquiring other interest-earning assets. These deposits are serviced through our retail branch network which currently includes 62 branches. These retail branches serve as one of our primary contact points with our customers. These branches are typically staffed with three to six employees, including a branch manager who is responsible for servicing our existing customers and generating new business. At December 31, 2020, we held $5.8 billion of deposits.

Deposit Products: We offer a wide range of deposit products including personal and business checking, savings accounts, interest-bearing negotiable order of withdrawal accounts, money market accounts and time certificates of deposit. Our pricing strategy is to maintain deposit pricing at levels consistent with our competitors. This generally allows us to maintain our current deposit relationships. From time to time, we will offer promotional rates to attract new clients to our platform. Our pricing strategy is intended to complement our other products and services so that we can attract and retain clients without always paying the highest rates.

Deposit Services: Our deposit services include the following:

Treasury Management: Treasury Management products and services provide our customers the tools to bank with us conveniently without having the need to visit one of our offices and are necessary to attract complex commercial and specialty deposit clients. These include bill pay, payee positive pay, wire transfers, internal and external transfers, wire and ACH reconciliation services, remote deposit capture and mobile/mobile deposit, as well as lockbox and cash vault services.

Digital Banking: We offer consumer and business online access to our basic account management, review and processing functions and our treasury management products and services. In addition, we provide mobile banking services to both business and consumer clients through our online access.

Competition

The banking business in our market areas in the Western United States is highly competitive. We primarily compete with other banks, credit unions, mortgage banking companies and finance companies, including similarly sized community banks who are vying for customers and employees in the same markets as us. A relatively small number of major national and regional banks, operating over wide geographic areas, including Wells Fargo, JP Morgan Chase, US Bank, Comerica, Union Bank and Bank of America, dominate our banking markets. Those banks generally have greater financial and capital resources than we do and as a result of their ability to conduct extensive advertising campaigns and their relatively long histories of operations in our markets, are generally better known than us. In addition, by virtue of their greater total capitalization, the large banks have substantially higher lending limits than we do, which enables them to make much larger loans and to offer loan products and other services that we are not able to offer to our clients.

Due to consolidation in the banking industry, the number of competitors for lower and middle-market businesses has decreased. At the same time, national and large regional banks have focused on larger customers to achieve economies of scale in lending and depository relationships and have also consolidated business banking operations and support and reduced service levels in many of our markets. We have taken advantage of industry consolidation by recruiting well-qualified employees and attracting new customers who seek long-term stability, local decision-making, quality products and outstanding expertise and customer service. While we provide our clients with the convenience of technological access services, such as remote deposit capture, internet banking and mobile banking, we compete primarily by providing a high level of personal service. As a result, we do not try to compete exclusively on pricing. However, because we are located in competitive markets and because we are seeking to grow our businesses, we attempt to maintain our pricing to be competitive with our principal competitors.

Human Capital Management

Employee Headcount

As of December 31, 2020, the Company employed 1,030 employees across our geographic footprint, including 970 employees classified as full-time employees and 60 employees classified as part-time. Our employee turnover rate was 23% during the year ended December 31, 2020 with a voluntary turnover rate of 16%.

Company Culture

As a financial institution, HomeStreet Bank occupies a position of trust in the community, among its customers and employees, and with its regulators. We have earned that trust by developing a reputation for fairness, honesty, integrity and community service, since the Company’s inception in 1921. Our reputation is directly tied to the individual decisions, actions, and sense of business ethics of each and every one of our employees. A high level of trust gives us a competitive advantage in an environment that is increasingly sensitive to business ethics. Employees and customers are attracted to work for, and do business with, a company that prides itself on maintaining the highest ethical standards. For all of these reasons, a commitment to fairness, honesty, integrity and community service are core values of the Company.

As part of this commitment to our core values, beginning in 2018, we gathered employees from different areas of the Company and different representative parts of our community to form a Culture Committee. That Committee has identified five key values built on specific behaviors that bring our values to life – a focus on customers, collaboration as one team, delivering excellence, embodying a spirit to serve the communities that we are in, and being engaged in our work in a manner that can be described as “all in."

Diversity, Equity and Inclusion

HomeStreet is an equal opportunity employer committed to a diverse workplace with employees from a wide range of backgrounds. We recognize that a more diverse workforce translates to broader perspective and greater understanding, which in turn translates to a greater capacity for customer service. We focus on recruiting, retaining and promoting employees from different backgrounds and who are representative of the people in our communities. By doing so, we are better able to serve our customers and understand their financial services needs and goals.

Our Culture Committee works with management to identify and promote practices that will help us achieve these diversity goals. We also promote policies and practices to combat harassment, discrimination, retaliation, or disrespectful or other unprofessional conduct based on an individual’s identity, including sex, gender, sexual orientation, race, religion, color, ancestry, physical disability, mental disability, age, marital status and more.

Compensation of Employees

As part of our goal of providing high-quality banking and financial services to our customers while creating a positive impact in the local communities in which we do business, we designed our compensation program with the intention of attracting and retaining highly qualified employees. We use a mix of base salary, cash-based short-term incentive plans and defined contributions to the 401(k) plans for participating employees to incentivize our employees classified as exempt employees, and also provide equity-based long-term incentive compensation for members of the management team who are senior vice president and above. Employee performance is considered, evaluated and discussed through quarterly performance check-ins between manager and direct report, while those employees eligible for short-term annual incentives also have an annual performance review. Our non-exempt employees are paid hourly wages with benefits of working overtime along with defined contributions to the 401(k) plan for participating employees.

We have a variety of group benefit programs designed to provide our employees with health and wellness benefits, financial benefits in the event of planned or unplanned expenses, or losses relating to illness, disability, death, to help plan for retirement, and deal with job-related or personal problems.

Employee Training and Development

As part of our employee development program, we provide a variety of training and educational opportunities to help our employees stay current on regulatory compliance issues and develop their professional skills. We use an online learning management system to create, assign, and track compliance and professional development learning programs across many topical areas such as Banking, mortgage and regulatory education, technology training, public speaking and proactive communication, development of strong customer relationship and customer service skills.

Employee Safety; Response to COVID-19

Employee safety is a priority, and we promote workplace safety in many ways. In 2020, we faced the unprecedented threat to our employees of a global pandemic with the outbreak of COVID-19. The first case in the United States was identified near Seattle, where we are headquartered. We took quick action to provide protections for our employees, even before receiving state and local stay home/stay safe orders, including facilitating work from home capabilities for approximately 50% of our workforce whose jobs were not dependent on being customer-facing, moving our branches to appointment-only status to limit exposure for our employees who work face-to-face with customers and providing personal protective equipment in all of our premises and even providing masks to all of our employees. Our crisis management team met over 100 times during the year to develop and implement safety standards and protocols along with robust social distancing and a phased return to work plan.

Early in the pandemic, we designed and adopted HomeStreet’s Social Distancing Policy and COVID-19 Sanitation Measures which are based on US Department of Labor Occupational Safety and Health Administration Guidance on Preparing Workplaces for COVID-19, the Center for Disease Control ("CDC") guidance, the President’s Coronavirus Guidelines for America and orders and guidance from state and local authorities. The Department of Homeland Security has designated the financial services sector as a Critical Infrastructure Sector. This includes banks, so we have a special responsibility to continue to provide financial services to our customers and communities. In doing so, we make the safety of our employees, customers and communities where we serve, a priority. Our policy applies to all HomeStreet locations in the several states where we do business.

Employee Community Involvement

HomeStreet is committed to our communities, and as part of that commitment we support the active involvement of our employees in supporting their communities. Employees are given time off to volunteer for community organizations, and where employees make a substantial commitment of time to a particular organization, HomeStreet offers an additional financial contribution to those organizations in recognition of the commitment of our employees. We also create active partnerships with hundreds of local organizations, and our employees provide leadership, educational support, hands-on service, expertise, and financial support to those organizations. We focus primarily on organizations within the scope of the Community Reinvestment Act ("CRA") – those that provide support for housing, basic needs, and economic development for those of low and moderate income. Our senior management also helps to educate our employees on the importance of our community responsibility focus and strategies.

Locations

We operate 62 full service bank branches in Washington, in Northern and Southern California, in the Portland, Oregon area and in Hawaii, as well as five primary stand-alone commercial lending centers located in Central Washington, Oregon, Southern California, Idaho and Utah.

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

General

The Company is a bank holding company which has made an election to be a financial holding company. It is regulated by the Federal Reserve and the WDFI. The Company is required to register and file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve and the WDFI.

The Bank is a Washington state-chartered commercial bank. The Bank is subject to regulation, examination and supervision by the WDFI and the FDIC.

The following discussion provides an overview of certain elements of banking regulations that currently apply to HomeStreet and HomeStreet Bank. New statutes, regulations and guidance are regularly considered that could change the regulatory framework applicable to financial institutions operating in our markets and in the United States generally. Any change in policies, legislation or regulation, including through interpretive decisions or enforcement actions, by any of our regulators, including the Federal Reserve, the WDFI and the FDIC, or by any other government branch or agency with authority over us, could have a material impact on our operations.

Regulation Applicable to the Company and the Bank

Capital Requirements

Capital rules (the “Rules”) adopted by Federal banking regulators (including the Federal Reserve and the FDIC) generally recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income ("AOCI") except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank made this election in 2015. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for credit losses, subject to certain requirements and deductions. The term "Tier 1 capital" means common equity Tier 1 capital plus additional Tier 1 capital, and the term "total capital" means Tier 1 capital plus Tier 2 capital.

The Rules generally measure an institution's capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution's common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 risk-based capital ratio is the ratio of the institution's Tier 1 capital to its total risk-weighted assets. The total risk-based capital ratio is the ratio of the institution's total capital to its total risk-weighted assets. The Tier 1 leverage ratio is the ratio of the institution's Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category as prescribed by the regulations and given a percentage weight based on the relative risk of that category. An asset's risk-weighted value will generally be its percentage weight multiplied by the asset's value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution's federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution’s capital requirements under the Rules are not commensurate with the institution's credit, market, operational or other risks.

To be adequately capitalized both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 4.5% or more, a Tier 1 leverage ratio of 4.0% or more, a Tier 1 risk-based ratio of 6.0% or more and a total risk-based ratio of 8.0% or more. In addition to the preceding requirements both the Company and the Bank, are required to maintain a "conservation buffer," consisting of common equity Tier 1 capital, which is at least 2.5% above each of the required minimum levels. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

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

The Rules also prescribe the methods for calculating certain risk-based assets and risk-based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.

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

Like all United States companies and individuals, the Company and the Bank are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control's list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The Office of Foreign Asset Control has issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Compensation Policies

Compensation policies and practices at the Company and the Bank are subject to regulations and policies by their respective banking regulators, as well as the SEC. These regulations and policies are generally intended to prohibit excessive compensation and to help ensure that incentive compensation policies do not encourage imprudent risk-taking and are consistent with the safety and soundness of the financial institutions. In certain cases, compensation payments may have to be returned by the recipient to the financial institutions. In addition, FDIC regulations restrict our ability to make certain “golden parachute” and “indemnification” payments. As a public company, the Company is subject to various rules regarding disclosure of compensation payments and policies as well as providing its shareholders certain non-binding votes relating to the Company’s disclosed compensation practices.

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

Capital / Source of Strength

Under the Dodd Franks Act, the Company is subject to certain capital requirements and required to act as a “source of strength” for the Bank.

Restrictions Applicable to Bank Holding Companies

Federal law generally prohibits a bank holding company, including the Company, directly or indirectly (or through one or more subsidiaries), from acquiring:

•control of another depository institution (or a holding company parent) without prior approval of the Federal Reserve (as "control" is defined under the Bank Holding Company Act);
•another depository institution (or a holding company thereof), through merger, consolidation or purchase of all or substantially all of the assets of such institution (or holding company) without prior approval from the Federal Reserve and FDIC;
•more than 5.0% of any class of the voting shares of a non-subsidiary depository institution or a holding company subject to certain exceptions; or
•control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's bank subsidiary that is approved by the FDIC).

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

Dividend Policy

Under Washington law, the Company is generally permitted to make a distribution, including payments of dividends, only if, after giving effect to the distribution, in the judgment of the board of directors, (1) the Company would be able to pay its debts as they become due in the ordinary course of business and (2) the Company's total assets would at least equal the sum of its total liabilities plus the amount that would be needed if the Company were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. In addition, it is the policy of the Federal Reserve that bank holding companies generally should pay dividends only out of net income generated over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policy also provides that bank holding companies should not maintain a level of cash dividends that places undue pressure on the capital of its subsidiary bank or that may undermine its ability to serve as a source of strength. The Federal Reserve has the authority to place additional restrictions and limits on payment of dividends. Capital rules as well as regulatory policy impose additional requirements on the ability of the Company to pay dividends.

Regulation and Supervision of HomeStreet Bank

General

As a commercial bank chartered under the laws of the State of Washington, HomeStreet Bank is subject to applicable provisions of Washington law and regulations of the WDFI. As a state-chartered commercial bank the Bank's primary federal regulator is the FDIC. It is subject to regulation and examination by the WDFI and the FDIC, as well as enforcement actions initiated by the WDFI and the FDIC, and its deposits are insured by the FDIC.

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

Washington law also governs numerous corporate activities relating to the Bank, including the Bank's ability to pay dividends, to engage in merger activities and to amend its articles of incorporation, as well as limitations on change of control of the Bank. Under Washington law, the board of directors of the Bank generally may not declare a cash dividend on its capital stock in an amount greater than its retained earnings without the approval of the WDFI. This restriction is in addition to restrictions imposed by federal law. Mergers involving the Bank and sales or acquisitions of its branches are generally subject to the approval of the WDFI. No person or entity may acquire control of the Bank until 30 days after filing a notice or an application with the WDFI, which has the authority to disapprove the notice or application. Washington law defines "control" of an entity to mean directly or indirectly, alone or in concert with others, to own, control or hold the power to vote 25% or more of the outstanding stock or voting power of the entity. Any amendment to the Bank's articles of incorporation requires the approval of the WDFI.

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

The Bank is a member of the Deposit Insurance Fund ("DIF") administered by the FDIC, which insures customer deposit accounts. The amount of federal deposit insurance coverage is $250,000, per depositor, for each account ownership category at each depository institution. The $250,000 amount is subject to periodic adjustments. In order to maintain the DIF, member institutions, such as the Bank, are assessed insurance premiums which are now based on an insured institution's average consolidated assets less tangible equity capital.

Each institution is provided an assessment rate, which is generally based on the risk that the institution presents to the DIF. Institutions with less than $10 billion in assets generally have an assessment rate that can range from 1.5 to 30 basis points. However, the FDIC does have flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points. In addition, the FDIC in 2020 adopted a rule to mitigate the effect on deposit insurance assessments resulting from a bank’s participation in certain programs adopted as a result of the coronavirus pandemic. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered.

Prompt Corrective Action Regulations

Section 38 of the Federal Deposit Insurance Act establishes a framework of supervisory actions for insured depository institutions that are not adequately capitalized, also known as "prompt corrective action" regulations. All of the federal banking agencies have promulgated substantially similar regulations to implement a system of prompt corrective action. As modified by the Rules, the framework establishes five capital categories; under the Rules, a bank is:

•"well capitalized" if it has a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of 8.0% or more, a common equity Tier 1 risk-based ratio of 6.5% or more, and a leverage capital ratio of 5.0% or more, and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure;

•"adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a common equity Tier 1 risk-based ratio of 4.5% or more, and a leverage capital ratio of 4.0% or more;
•"undercapitalized" if it has a total risk-based capital ratio less than 8.0%, a Tier 1 risk-based capital ratio less than 6.0%, a common equity risk-based ratio less than 4.5% or a leverage capital ratio less than 4.0%;
•"significantly undercapitalized" if it has a total risk-based capital ratio less than 6.0%, a Tier 1 risk-based capital ratio less than 4.0%, a common equity risk-based ratio less than 3.0% or a leverage capital ratio less than 3.0%; and
•"critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

Reserve Requirements

The Bank is subject to Federal Reserve regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Reserves must be maintained against transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). Currently, however, the Federal Reserve is not requiring banks to maintain any reserve amount.

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

Community Reinvestment Act of 1977

Banks are subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency to assess a bank's record in meeting the credit needs of the assessment areas serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, these assessments are considered by regulators when evaluating mergers, acquisitions and applications to open or relocate a branch or facility. The Bank currently has a rating of "Satisfactory" under the CRA.

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

The Bank is subject to a variety of provisions related to consumer mortgage including (1) a requirement that lenders make a determination that at the time a residential mortgage loan is consummated the consumer has a reasonable ability to repay the loan and related costs, (2) a ban on loan originator compensation based on the interest rate or other terms of the loan (other than the amount of the principal), (3) a ban on prepayment penalties for certain types of loans, (4) bans on arbitration provisions in mortgage loans and (5) requirements for enhanced disclosures in connection with the making of a loan. The Bank is also subject mortgage loan application data collection and reporting requirements under the Home Mortgage Disclosure Act and a variety of requirements related to its mortgage loan servicing activities.

The Consumer Financial Protection Bureau ("CFPB") is an independent bureau that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws and exclusive examination and primary enforcement authority regarding such laws with respect to banks with assets of more than $10 billion.

The Federal Reserve has regulations limiting the amount of debit interchange fees that large bank issuers may charge or receive on their debit card transactions. There is an exemption from the rules for issuers with assets of less than $10 billion.

ITEM 1A     RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.

Risks Related to the COVID-19 Pandemic

Our customers may be negatively impacted by the COVID-19 pandemic, which may result in adverse impacts to our financial position and results of operations.

Since March 2020, the communities where we do business have been under varying degrees of restrictions on social gatherings and retail operations due to the COVID-19 global pandemic. These restrictions, combined with related changes in consumer behavior and significant increases in unemployment, have resulted in extreme financial hardship for certain industries, especially travel, energy, hotel, food and beverage service and retail. While some governmental programs have provided assistance to unemployed consumers and certain businesses that have been especially hard hit, these programs are of limited scope and duration, and the ultimate impact of those programs is not yet known.

Even as vaccines begin to be administered, it is not clear when the economic impacts of the pandemic will subside or what the overall effect will be on our customers. Some of our customers may be unable to meet their debt obligations to us in a timely manner, or at all, and we may continue to experience a heightened number of requests from customers for forbearances on loans, especially as government programs subside. Federal, state and local moratoriums on evictions for non-payment of rent during this time may also negatively impact the ability of some borrowers to make payments on loans made for multifamily housing. In addition, while current laws and regulatory guidance allow us to presume that certain borrowers are not experiencing financial difficulties at the time of a modification for purposes of determining if a loan is a troubled debt restructuring ("TDR") if it is in response to the COVID-19 pandemic, in the long run a meaningful number of the loans in our portfolio may ultimately need additional forbearance or significant modification and be accounted for as a TDR or migrate to an adverse risk rating because of lingering impacts of an economic recession.

While we have substantially increased our allowance for credit losses in response to the negative economic impacts of the COVID-19 pandemic to adjust the expected historic loss rates for current and forecasted conditions as some of the economic conditions created by the pandemic are not incorporated into the historical loss information, we cannot be sure that the amount by which we have increased our allowance for credit losses will be adequate or that additional increases to the allowance for credit losses will not be needed in subsequent periods. The actual and full economic impact of the pandemic is still unknowable, and if our allowance is not adequate, future net charge-offs may be in excess of current expected losses, which would create the need for more provisioning and have a negative impact on our financial condition, results of operations and capital position.

Our business operations may be negatively impacted by the COVID-19 pandemic.

Most of our employees have been working from home during the pandemic. We face risks associated with having a significant portion of our employees working from home as we may have less oversight over certain internal controls and the confidentiality requirements of our compliance and contractual obligations may be more challenging to meet as confidential information is being accessed from a wider range of locations and there may be more opportunity for inadvertent disclosure or malicious interception. Many of our vendors are also allowing their workforce to work primarily from home, which may create similar issues if our confidential information is being accessed by employees of those vendors in connection with their performance of services for us. While we have not identified any significant concerns to date with our internal controls, compliance obligations or confidentiality requirements, the change in work environment, team dynamics and job responsibilities for us and our vendors could increase our risk of failure in these areas, which could have a negative impact on our financial reporting, compliance risk, operational risk and reputational risk.

In addition, much of the regulation that has been passed in response to the COVID-19 pandemic and the related economic recession has been done quickly and without adequate initial specificity, which has resulted in a substantial amount of additional regulatory interpretation and guidance being provided after such regulatory actions have taken effect. For example, the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which was passed in March 2020 to provide emergency relief related to the impacts of the COVID-19 pandemic, implemented the Paycheck Protection Plan loan program through the Small Business Administration ("SBA") as one of the measures of relief, but it was promulgated without much guidance on implementation and compliance requirements. Subsequent guidance and interpretations continue to be issued from the SBA which oversees the loan program, as well as from other regulatory agencies whose purview relates to the Paycheck Protection

Program ("PPP") loans, including compliance guidelines for consumer protection purposes issued by the CFPB as recently as February 2021. Because these new regulations are complex and can be confusing, and because much of the interpretation and implementation guidelines have been issued after the provisions of the CARES Act and related legislation have already become effective and could be applied retroactively, we may find that our practices implemented in good faith with respect to these provisions was not in compliance with the final requirements that may be promulgated by various legislative and regulatory bodies.

Risks Related to Operations

We rely on third party purchasers to buy our loans in the secondary market, and changes to their policies may significantly impact our financial results.

We originate a substantial portion of our single family mortgage loans for sale to third party investors, including government-sponsored enterprises ("GSE") such as Fannie Mae, Freddie Mac and Ginnie Mae. Changes in the types of loans purchased by these GSEs or the program requirements for those entities could adversely impact our ability to sell certain of the loans we originate for sale, leaving us unable to find a buyer on similar terms. Similarly, changes in the fee structures by any of our third party loan purchasers, including the GSEs, may increase our costs of doing business, the cost of loans to our customers, and the cost of selling loans to third party loan purchasers, all of which could in turn decrease our margin and negatively impact our profitability. In addition, significant changes in the underwriting criteria of third party loan purchasers could increase our costs or decrease our ability to sell into the secondary markets. Any of these changes can have a negative impact on our liquidity, financial condition, results of operations and capital position.

We are bound by representations or warranties we make to third party purchasers of our loans or MSRs and may be liable for certain costs and damages if those representations are breached.

We make certain representations and warranties to third party purchasers of our loans, including GSEs about the loans and the manner in which they were originated, including adherence to strict origination guidelines for loans originated for sale to GSEs. Our sale agreements generally require us to either repurchase loans if we have breached any of these representations or warranties, which may result in recording a loss and/or bearing any subsequent loss on the loan, or pay monetary penalties. We may not be able to recover our losses from a borrower or other third party in the event of such a breach of representation or warranty due to a lack of remedies or lack of financial resources of the borrower, and may be required to bear the full amount of the related loss. Similarly, we have sold significant amounts of our MSRs in recent years, and the agreements governing those sales also have representations and warranties relating to the documentation and collectability of those MSRs; a breach of those representations and warranties could also require us to either pay monetary damages or, in some cases, repurchase the defective MSRs.

We also originate, purchase, sell and service loans insured by FHA/HUD or guaranteed by the VA, and certify that such loans have met their requirements and guidelines. We are subject to audits of our processes, procedures and documentation of such loans, and any violations of the guidelines can result in monetary penalties, which can be significant if there are systemic violations, as well as indemnification requirements or restrictions on participation in the program.

If we experience increased repurchase and indemnity demands on loans or MSRs that we have sold or that we sell from our portfolios in the future, or if we are assessed significant penalties for violations of origination guidelines, our liquidity, financial condition, results of operations and capital position may be adversely affected.

A portion of our revenue is derived from residential mortgage lending which is a market sector that experiences significant volatility.

Residential mortgage lending is subject to substantial volatility due to changes in interest rates, a significant lack of housing inventory in our principal markets, and other market forces beyond our control. Increases in interest rates may materially and adversely affect our future loan origination volume and margins. Decreases in the availability of housing inventory may reduce demand and adversely impact our future loan origination volume. Decreases in the value of the collateral securing our outstanding loans, may increase rates of borrower default, which would adversely affect our financial condition, results of operations and capital position.

Our capital management strategy may impact the value of our common stock and could negatively impact our ability to maintain a well-capitalized position.

We actively manage our capital levels with a goal of returning excess capital to shareholders, which we currently do through dividend and stock repurchase programs. While we have been able to sustain and even increase our dividend payments and reinstate stock repurchases during the pandemic, a materially negative change to our business, results of operations and capital position, could cause us to suspend those programs to preserve capital. In addition, our regulators could restrict our ability to pay dividends or repurchase our stock, as happened to certain financial institutions larger than us during the pandemic.
While the intent of our capital management strategy is to improve the long-term value of our stock, we cannot be assured that our stock repurchases will actually enhance long-term shareholder value. Repurchases may affect our stock price and increase its volatility in the short term, and while the existence of the program may increase the price and decrease liquidity in our stock in the short term, other market factors may cause the stock price of our common shares to fall below the price we paid for the repurchase of our common stock. As a result, shareholders may not see an increase in the value of their holdings.

While we historically have maintained capital ratios at a level higher than the regulatory minimums to be “well-capitalized”, our capital ratios in the future may decrease due to economic changes, utilization of capital to take advantage of growth or investment opportunities, or the return of additional capital to our shareholders. In the event the quality of our assets or our economic position were to deteriorate significantly, lower capital ratios may require us to raise additional capital in the future in order to remain compliant with capital standards. We may not be able to raise such additional capital at the time when we need it, or on terms that are acceptable to us, especially if capital markets are especially constrained, if our financial performance weakens, or if we need to do so at a time when many other financial institutions are competing for capital from investors in response to changing economic conditions. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, results of operations and capital position. In addition, any capital raising alternatives could dilute the existing holders of our outstanding common stock and may adversely affect the market price of our common stock.

HomeStreet, Inc. primarily relies on dividends from the Bank, which may be limited by applicable laws and regulations.

HomeStreet, Inc. is a separate legal entity from the Bank, which is the primary source of funds available to HomeStreet Inc. to service its debt, pay dividends to shareholders, repurchase shares and otherwise satisfy its obligations. The availability of dividends from the Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a "well capitalized" ratio at the Bank, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. For additional information on these restrictions, see "Regulation and Supervision of HomeStreet Bank" in this Report. If the Bank cannot pay dividends to HomeStreet Inc., HomeStreet, Inc. may be limited in its ability to service its debt, fund its operations, repurchase shares and pay dividends to its shareholders.

Our business is geographically confined to certain metropolitan areas of the Western United States, and events and conditions that disproportionately affect those areas may pose a more pronounced risk for our business.

Although we presently have retail deposit branches in four states, with lending offices in these states and two others, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington, the Portland, Oregon metropolitan area, the San Francisco Bay Area, and the Los Angeles, Orange County, Riverside and San Diego metropolitan areas in Southern California. All of our markets are located in the Western United States. Each of our primary markets is subject to various types of natural disasters, including earthquakes, wild fires, volcanic eruptions, mudslides and floods, and many have experienced disproportionately significant economic volatility in the past, as well as more recent local political unrest and calls to action, including calls for rent disruption, when compared to many other parts of the United States. Economic events, political unrest or natural disasters that affect the Western United States and our primary markets in that region may have an unusually pronounced impact on our business. Because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

The significant concentration of real estate secured loans in our portfolio has had a negative impact on our asset quality and profitability in the past and there can be no assurance that it will not have such impact in the future.

A substantial portion of our loans are secured by real property, including a growing portfolio of commercial real estate loans. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, unforeseen natural disasters and a decline in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, other real estate owned ("OREO"), net charge-offs and provisions for credit and OREO losses. If real estate market values decline significantly, as they did in the 2008 to 2011 recession, the collateral for our loans may provide less security and reduce our ability to recover the principal, interest and costs due on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified, and we could face reduced liquidity, constraints on capital resources, increased obligations to investors to whom we sell mortgage loans, declining income on mortgage servicing fees and a related decrease in the value of mortgage servicing rights, and declining values on certain securities we hold in our investment portfolio.

Deficiencies in our internal controls over financial reporting or enterprise risk management framework may result in ineffective mitigation of risk or an inability to identify and accurately report our financial results.

Our internal controls over financial reporting are intended to ensure we maintain accurate records, promote the accurate and timely reporting of our financial information, maintain adequate control over our assets, and prevent and detect unauthorized acquisition, use or disposition of our assets. Effective internal and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud, and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results may be harmed. In addition to our internal controls, we use an enterprise risk management framework in an effort to achieve an appropriate balance between risk and return, with established processes and procedures intended to identify, measure, monitor, report, analyze and control our primary risks, including liquidity risk, credit risk, price risk, interest rate risk, operational risk, legal and compliance risk, strategic risk and reputational risk. We also maintain a compliance program to identify, measure, assess and report on our adherence to applicable laws, policies and procedures.

While we assess and improve these controls and programs on an ongoing basis, there can be no assurance that our controls and programs will effectively mitigate all risk and limit losses in our business. In addition, as we make strategic shifts in our business, we implement new systems and processes. If our change management processes are not sound and adequate resources are not deployed to support these implementations and changes, we may experience additional internal control deficiencies that could expose the Company to operating losses or fail to appropriately anticipate or identify new risks related to such shifts in the business. Any failure to maintain effective controls or timely implement any necessary improvement of our internal and disclosure controls in the future could create losses, cause us to incur additional costs or fail to meet our reporting obligations. Failing to maintain an effective risk management framework or compliance program could also expose us to losses, adverse impacts to our financial position, results of operations and capital position, or regulatory criticism or restrictions.

We use a variety of estimates in our accounting processes which may prove to be imprecise and result in significant changes in valuation and inaccurate financial reporting.

We use a variety of estimates in our accounting policies and methods, including complex financial models designed to value certain of our assets and liabilities, including our allowance for credit losses. These models are complex and use specific judgment-based assumptions about the effect of matters that are inherently uncertain. Different assumptions in these models could result in significant changes in valuation, which in turn could affect earnings or result in significant changes in the recorded amount of assets and liabilities reported on the balance sheet. The assumptions used may be impacted by numerous factors, including economic conditions, consumer behavior, changes in interest rates and changes in collateral values. A failure to make appropriate assumptions in these models could have a negative impact on our liquidity, result of operations and capital position.

We are subject to extensive and complex regulations which are costly to comply with and may subject us to significant penalties for noncompliance.

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Washington Department of Financial Institutions and the Federal Reserve, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Many of these laws are complex, especially those governing predatory or unfair or deceptive practices, and the complexity of those rules creates additional potential liability for us as noncompliance can result in significant regulatory action, including restrictions on operations and fines, and could lead to class action lawsuits from consumers and employees. In addition, various states have their own laws and regulations, especially California, which has heightened data privacy, employment law and consumer protection regulations, and the cost of complying with state rules that differ from federal rules can significantly increase compliance costs.

Our consumer business, including our mortgage and other consumer lending and non-lending businesses, is also governed by policies enacted or regulations adopted by the Consumer Financial Protection Bureau ("CFPB") which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. Our regulators, including the FDIC, use interpretations from the CFPB in certain parts of their assessments of our regulatory compliance, including the Real Estate Settlement Procedures Act, the Final Integrated Disclosure Rule, known as TRID, and the Home Mortgage Disclosure Act, adding to the complexity of our regulatory requirements, increasing our data collection requirements and increasing our costs of compliance. The laws, rules and regulations to which we are subject evolve and change frequently, including changes that come from judicial or regulatory agency interpretations of laws and regulations outside of the legislative process that may be more difficult to anticipate, and changes to our regulatory environment are often driven by shifts of political power in the federal government. In addition, we are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations and certain corporate actions. Regulatory or in some cases judicial interpretations of the rules that apply to our business may change the way such rules are applied, which also increases our compliance risk if the interpretation differs from our understanding or prior practice. Moreover, an increasing amount of the regulatory authority that pertains to financial institutions is in the form of informal "guidance" such as handbooks, guidelines, examination manuals, field interpretations by regulators or similar provisions that will affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and our profitability.

In addition, changes in regulation of our industry have the potential to create higher costs of compliance, including short-term costs to meet new compliance standards, limit our ability to pursue business opportunities and increase our exposure to potential fines, penalties and litigation.

Significant legal or regulatory actions could subject us to substantial uninsured liabilities and reputational harm and have a material adverse effect on our business and results of operations.

We are from time to time subject to claims and proceedings related to our operations. These claims and legal actions could include supervisory or enforcement actions by our regulators, criminal proceedings by prosecutorial authorities, claims by customers or by former and current employees, including class, collective and representative actions, or environmental lawsuits stemming from property that we may hold as OREO following a foreclosure action in the course of our business. Such actions are a substantial management distraction and could involve large monetary claims, including civil money penalties or fines imposed by government authorities and significant defense costs.

To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil monetary penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us, including certain wage and hour class, collective and representative actions brought by customers, employees or former employees. In addition, such insurance coverage may not continue to be available to us at a reasonable cost or at all. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, financial condition, results of operations and capital position. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and/or could have a material adverse impact on our business, prospects, financial condition, results of operations and capital position.

If we are not able to retain or attract key employees, or if we were to suffer the loss of a significant number of employees, we could experience a disruption in our business.

As the Company has focused on efficiency in recent years, we have significantly reduced our employee headcount. However, hiring remains competitive in certain areas of our business, such as mortgage banking, where volume has increased significantly in the wake of lowered interest rates and heightened interest in refinancing loans. We rely on a number of key employees who are highly sought after in the industry. If a key employee or a substantial number of employees depart or become unable to perform their duties, it may negatively impact our ability to conduct business as usual. We might then have to divert resources from other areas of our operations, which could create additional stress for other employees in key positions. The loss of key personnel, or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

Risk Related to Market Factors

Changes to monetary policy by the Federal Reserve could adversely impact our results of operations.

The Federal Reserve is responsible for regulating the supply of money in the United States, including open market operations used to stabilize prices in times of economic stress, as well as setting monetary policies. These activities strongly influence our rate of return on certain investments, our hedge effectiveness for mortgage servicing and our mortgage origination pipeline, as well as our costs of funds for lending and investing, all of which may adversely impact our liquidity, results of operations and capital position.

Changes in market factors beyond our control, including fluctuation in interest rates, may adversely impact our profitability and financial results.

Other market factors outside of our control, including changing interest rate environments, regulatory decisions, increased competition, changes in the yield curve, consumer confidence, rates of unemployment and other forces of market volatility, can have a significant impact on our results of operations and capital positions.

Our earnings are dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings and may negatively impact our ability to attract deposits, make loans, and achieve satisfactory interest rate spreads. In addition, changes to market interest rates may impact the demand for loans, levels of deposits and investments and the credit quality of existing loans. These results may adversely impact our liquidity, financial condition, results of operations and capital position.

The rate of prepayment of loans, which is impacted by changes in interest rates and general economic conditions, among other things, impacts the value of our MSRs. We actively hedge this risk with financial derivative instruments to mitigate losses, but changes in interest rates can be difficult to predict and changes in our hedging instruments may not correlate with changes in the values of our MSRs and loans held for sale.

In addition to overall fluctuations in interest rates, asymmetrical changes in interest rates, for example a greater increase in short term rates than in long term rates, could adversely impact our net interest income because our liabilities tend to be more sensitive to short term rates while our assets tend to be more sensitive to long term rates. In addition, it may take longer for our assets to reprice to adjust to a new rate environment because fixed rate loans do not fluctuate with interest rate changes and adjustable rate loans often have a specified period of reset. As a result, a flattening or an inversion of the yield curve, is likely to have a negative impact on our net interest income.

Our securities portfolio also includes securities whose value is sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of shareholders' equity until realized upon sale. Interest rate fluctuations may impact the value of these securities and as a result, shareholders' equity, and may cause material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our operating results and capital position.

The financial services industry is highly competitive, and as a result, our business, results of operations, financial condition and capital position may be adversely affected,

We face pricing competition for loans and deposits, both in pricing and products as well as in customer service and convenience. Our most direct competition comes from other banks, credit unions, mortgage banking companies and finance companies, and more recently has also come from companies that rely heavily on technology to provide financial services, are moving to provide cryptocurrency products and offerings, and often target a younger customer demographic. The significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area may impact future earnings and growth. Our success depends, in part, on the ability to adapt products and services to evolving industry standards and customer preferences and trends and provide consistent customer service while keeping costs in line. There is increasing pressure to provide products and services at lower prices, which can reduce net interest income and non-interest income from fee-based products and services. New technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products and manage accounts. We could be required to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. In addition, advances in technology such as telephone, text and on-line banking, e-commerce and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our branch network and other assets. As a result of these competitive pressures, our business, financial condition, results of operations and capital position may be adversely affected.

Uncertainty relating to the London Interbank Offered Rate ("LIBOR") calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

The Financial Conduct Authority in the United Kingdom, which regulates LIBOR, will not guarantee the continuation of LIBOR on the current basis after 2021. The Federal Reserve selected a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR") to replace LIBOR. SOFR differs in its methodology from LIBOR in that it is backward looking and is likely to be lower than LIBOR and less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question; however, in 2020 we began transitioning to SOFR for our instruments indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. In addition, there is a risk that we may not complete our full transition to alternative indices or reference rates by the time LIBOR is no longer available. Once LIBOR rates are no longer available, we may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our financial condition, results of operations and capital position.

To support our growth, we may need to rely on funding sources in addition to growth in deposits and such funding sources may not be adequate or may be more costly.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to deposit growth and repayments and maturities of loans and investments, including Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased, brokered certificates of deposit and issuance of equity or debt securities. While we continue to have adequate liquidity even in the face of economic uncertainties, changes in global markets and customer demand, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources and could make our existing funds more volatile. Our financial flexibility may be materially constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. When interest rates change, the cost of our funding may change at a different rate than our interest income, which may have a negative impact on our net interest income and, in turn, our results of operations and capital position. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our results of operations and capital position would be adversely affected. Further, the volatility inherent in some of these funding sources, particularly brokered deposits, may increase our exposure to liquidity risk.

Risks Related to Information Technology

The network and computer systems on which we depend, including the systems maintained by certain third-party vendors, could be the target of a cyber-attack or could otherwise fail, which would adversely impact our business.

Information security risks for financial institutions have increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, state sponsored and other hackers, terrorists, activists, and other malicious external parties. Those parties also may attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our networks and data or that of our customers. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks, either managed directly by us or through our data processing vendors. In addition, to access our products and services, our customers may use personal computers, smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe we have adequate information security procedures and controls, we rely heavily on our third party vendors, technologies, systems, networks and our customers' devices, all of which may become the target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, theft or destruction of our confidential, proprietary and other information or that of our customers, or disrupt our operations or those of our customers or third parties.

Our computer systems could be vulnerable to unforeseen problems other than cyber-attack or other security breaches, including the potential for infrastructure damage to our systems or the systems of our vendors from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations may compromise our ability to perform critical functions in a timely manner (or may give rise to perceptions of such compromise) and could increase our costs of doing business, or have a material adverse effect on our results of operations results as well as our reputation and customer or vendor relationships.

In addition, some of the technology we use in our regulatory compliance, including our mortgage loan origination technology, as well as other critical business activities such as core systems processing, essential web hosting and deposit and processing services, as well as security solutions, is provided by third party vendors. If those providers fail to update their systems or services in a timely manner to reflect new or changing regulations, or if our personnel operate these systems in a non-compliant manner, our ability to meet regulatory requirements may be impacted and may expose us to heightened regulatory scrutiny and the potential for monetary penalties. These vendors could also be sources of operational and information security risk to us, including from interruptions or failures of their own systems, cybersecurity or ransomware attacks, capacity constraints or failures of their own internal controls. To date, we are not aware of any system breaches at any of our third party vendors or service providers that has also breached the integrity of our confidential customer data. However, such third parties may also be targets of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers, ransomware attacks or information security breaches that could compromise the confidential or proprietary information of HomeStreet and our customers.

The failure to protect our customers' confidential information and privacy could adversely affect our business.

We are subject to federal and state privacy regulations and confidentiality obligations, including the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020, that, among other things restrict the use and dissemination of, and access to, certain information that we produce, store or maintain in the course of our business and establishes a new state agency to enforce these rules. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and customers. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information, and in some instances may impose indemnity obligations on us relating to unlawful or unauthorized disclosure of any such information.

The continued development and enhancement of our information security controls, processes and practices designed to protect customer information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for our management as we increase our online and mobile banking offerings. As cyber threats continue to evolve, including supply chain risks, our costs to combat the cybersecurity threat may also increase. Nonetheless, our measures may be insufficient to prevent all physical and electronic break-ins, denial of service and other cyber-attacks or security breaches.

If we do not properly comply with privacy regulations and contractual obligations that require us to protect confidential information, or if we experience a security breach or network compromise, we could face regulatory sanctions, penalties or fines, increased compliance costs, remedial costs such as providing credit monitoring or other services to affected customers, litigation and damage to our reputation, which in turn could result in decreased revenues and loss of customers, any or all of which would have a material adverse effect on our business, financial condition, results of operations and capital position.

We continually encounter technological change, and we may have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to provide products and services using technology that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many national vendors provide turn-key services to community banks, such as Internet banking and remote deposit capture that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements. However, we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

ITEM 1BUNRESOLVED STAFF COMMENTS

None.

ITEM 2PROPERTIES

Our principal offices are leased and located in Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. The Company conducts its Commercial and Consumer Banking activities in locations in Washington, California, Oregon, Hawaii, Idaho and Utah in five commercial lending centers, 62 retail deposit branches, and one insurance office. We also have three general administrative facilities in Washington. Of these properties, we own six of the retail deposit branches, one of the general administrative facilities and 50% of a retail branch through a joint venture. All other facilities are leased.

ITEM 3LEGAL PROCEEDINGS

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

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol "HMST."

As of March 5, 2021, there were 2,295 shareholders of record of our common stock.

Dividend Policy

In January 2020, HomeStreet's Board of Directors approved a dividend policy that contemplates the payment of quarterly cash dividends on our common stock when, if and in an amount declared by the Board after taking into consideration, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. Under this policy, we declared and paid a cash dividend of $0.15 per share in each quarter of 2020. In January 2021, we declared a cash dividend of $0.25 per share paid on February 24, 2021. The payment of a dividend and the dividend rate to be paid will be reassessed each quarter by the Board of Directors in accordance with the dividend policy. Our ability to pay dividends to shareholders is dependent on many factors, including the Bank's ability to pay dividends to the Company. Therefore, we cannot give assurance that we will be able to continue to pay a regular dividend in any future period.

Sales of Unregistered Securities

There were no sales of unregistered securities in the fourth quarter of 2020.

Purchases of Equity Securities by the Issuer

Shares repurchased pursuant to the common equity repurchase program during the three months ended December 31, 2020, were as follows.

(in thousands, expect share and per share information)	Total shares of common stock purchased	Average price paid per share of common stock	Dollar value of remaining authorized for repurchase (1)

October	209,820	$28.93	$—
November	—	—	—
December	—	—	—
Total	209,820	$28.93

(1) Stock repurchases in October were made pursuant to a Board authorized share repurchase program approved on July 23, 2020 pursuant to which the Company could purchase up to $25 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase. During October 2020, the Company completed this repurchase authorization.

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

The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for our common stock, the Russell 2000 Index (RUT) and the KBW Regional Banking Index ("KRX"). The graph assumes that $100 was invested at the market close on December 31, 2015 in the common stock of HomeStreet, Inc., the Russell 2000 Index, the KBW Regional Banking Index and data for HomeStreet, Inc., the Russell 2000 Index and the KBW Regional Banking Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6      The Company has applied the amendment to Regulation S-K Item 301 which became effective on February 10, 2021.

ITEM 7MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of results of operations and financial condition ("MD&A") is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our consolidated Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes in Item 8 of Part II of this Annual Report on Form 10-K.

Management's Overview of 2020 Financial Performance

Results for 2019 and 2018 reflect the impact of the adoption in the first quarter of 2019 of a plan of exit or disposal with respect to the stand-alone home loan center-based mortgage origination and related servicing businesses, which comprised the bulk of our legacy mortgage banking business, as discontinued operations. Discontinued operations reported in the first quarter of 2019 included our entire former mortgage banking business as did all prior periods presented. Effective April 1, 2019, the newly organized bank location-based mortgage banking business commenced operations and the associated direct revenues and direct expenses were reported as part of the Company's continuing operations and thereafter ("Retained MB Business"). Discontinued operations accounting was concluded as of January 1, 2020.

Recent Developments

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
The federal government, including the Federal Reserve have taken several actions designed to cushion the economic fallout related to the COVID-19 pandemic. The CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package, which was further expanded in April 2020 by $484 billion. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and health care providers.
On December 27, 2020 the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 ("CRRSA Act") was signed into law, providing additional coronavirus aid for businesses and individuals. This $2.3 trillion dollar legislative package includes $900 billion in additional stimulus relief for the COVID-19 pandemic.

While it is not possible to know the full extent of the impacts of COVID-19 on the Company’s operations, including any additional mitigation measures that may be imposed to curtail its spread, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

The Company’s net interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company has worked with COVID-19 affected borrowers to defer their payments. While loans will continue to accrue interest during the initial or extended deferral periods, should the economic downturn persist causing the borrowers’ financial situation to deteriorate, we would potentially need to reverse interest income and could sustain credit losses on these loans. In such a scenario, interest income and provision for credit losses in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact but recognizes the breadth of the economic impact may affect certain borrowers’ ability to repay in future periods.

Credit

The Company is working with customers directly affected by COVID-19. The Company has and is prepared to offer short-term assistance in accordance with banking regulatory guidelines. As a result of the current economic environment caused by the COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their financial situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, whether due to the COVID-19 pandemic or otherwise, the Company could experience further increases in its required allowance for credit losses and record additional provision for credit losses. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 pandemic are prolonged.

Goodwill Impairment Analysis

We evaluated goodwill for impairment at June 30, 2020 and based on our impairment assessment determined our goodwill assets were not impaired. COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform another goodwill impairment test which may result in an impairment charge being recorded to earnings for that period.

Processes, controls and business continuity plan

The Company has implemented a business continuity plan that includes a remote working strategy and a social distancing and sanitation plan. The Company does not anticipate incurring material additional costs related to its continued deployment of the business continuity plan. No material operational failures or internal control challenges have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraints through the implementation of its business continuity plans, but staffing remains a risk if key employees or a large number of employees were to become ill and unable to work. The Company has taken significant measures to protect its employees, such as having most work remotely from home under stay at home orders and where remote work is not viable, implemented a social distancing and sanitation plan. At March 1, 2021, all of our retail deposit branches were open and operating under the guidelines issued by Federal, state and regional health departments.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act and the CRRSA Act, the Company has executed multiple assistance programs including loan forbearance programs for its lending customers that are adversely affected by the COVID-19 pandemic. In accordance with the CARES Act and the CRRSA Act, loans granted forbearance due to COVID-19 are not currently considered TDRs.

With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company assisted its customers with applications for resources through the program. PPP loans generally have a two-year term and bear interest at 1%. Additionally, the Company is paid fees by the SBA based upon the sliding fee scale established for the PPP program. The weighted average fee for these loans was 3.3% and the Company will recognize these fees over the contractual life of the related loan, which will be accelerated if the loan is paid off prior to its maturity. The Company believes that a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program at which time the SBA pays off the loans. In 2020, the Company originated 1,822 PPP loans representing $298 million in outstanding balances, of which $277 million was still outstanding as of December 31, 2020. The PPP program was extended in the first quarter of 2021. Loans under this extended program have a five year term. As of March 1, 2021, the Company has closed or approved 865 additional PPP loans representing $98 million in outstanding balances. The loans funded through the PPP program are fully guaranteed by the U.S. government.

Summary

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

Other Items

As part of our capital management strategy, in 2020, we repurchased a total of 2,205,665 shares of our common stock at an average price of $26.31 per share, representing 9.2% of the outstanding shares at December 31, 2019. On January 28, 2021, the Board of Directors approved an extension of the Company's share repurchase program for up to $25 million of its common stock.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, these changes could have a material adverse effect on the carrying value of assets and liabilities and on our results of operations. We have identified two policies and estimates as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses ("ACL") and the valuation of residential mortgage servicing rights ("MSR").

Our ACL is established through a provision for credit losses charged to expense and may be reduced by a recapture of previously established loss reserves, which are also reflected in the income statement. Loans are charged-off against the ACL when management believes that collectability of the principal is unlikely. The CECL model requires the ACL to cover estimated credit losses expected over the life of an exposure. This evaluation takes into consideration such factors as current economic projections, projected payment estimates, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and certain other factors that may affect the borrower’s ability to pay. While we use the best information available to make this evaluation, future adjustments to our ACL may be necessary if there are significant changes in economic or other conditions that can affect the collectability of loans in our loan portfolio.

MSRs are recognized as separate assets when servicing rights are acquired through the sale of loans or purchased. For sales of mortgage loans, the fair value of the MSR is estimated and capitalized. Purchased MSRs are capitalized at the cost to acquire. Initial and subsequent fair value measurements are determined using a discounted cash flow model. To determine the fair value of the MSR, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. We also utilize a third party valuation firm to value our MSRs on a periodic basis, the results of which we utilize as a baseline for our valuation modeling. Actual market conditions could vary significantly from current conditions which could result in the estimated life of the underlying loans being different which would change the fair value of the MSR. We measure our single family residential mortgage servicing assets at fair value and report changes in fair value through earnings. MSRs for loans other than single family loans are adjusted to fair value if the carrying value is higher than fair value and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Summary Financial Data

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018

Select Income statement data:
Net interest income	$208,662	$189,390	$189,963
Provision for credit losses	20,469	(500)	3,000
Noninterest income	149,364	74,432	36,533
Noninterest expense	235,663	215,614	195,241
Net income	79,990	17,512	40,027
Income from continuing operations: (1)
Before income taxes	101,894	48,708	28,255
Total	79,990	40,720	26,223
Income per share - diluted	$3.47	$1.55	$0.97
Select Performance Ratios:
Return on average equity
Net income	11.3%	2.5%	5.7%
Income from continuing operations	11.3%	5.9%	3.7%
Return on average tangible equity (2)
Net income	12.1%	2.9%	6.2%
Income from continuing operations	12.1%	6.4%	4.1%
Return on average assets
Net income	1.1%	0.3%	0.6%
Income from continuing operations	1.1%	0.6%	0.4%
Efficiency ratio (2)	61.4%	79.4%	87.2%
Net interest margin	3.13%	3.05%	3.26%
Other Data:
Full time equivalent employees (3)	1,013	1,071	2,036

(1)Discontinued operations accounting was terminated effective January 1, 2020.
(2)Return on average tangible equity and the efficiency ratio are non-GAAP financial measures. See “Non-GAAP Financial Measures” elsewhere in this MD&A.
(3)For the fourth quarter of the corresponding year.

Summary Financial Data (continued)

	As of December 31,
(dollars in thousands, except share and per share data)	2020	2019	2018

Selected Balance Sheet Data:
Loans held for sale	$361,932	$208,177	$77,324
Loans held for investment, net	5,179,886	5,072,784	5,075,371
ACL	64,294	41,772	41,470
Investment securities	1,076,364	943,150	923,253
Total assets	7,237,091	6,812,435	7,042,221
Deposits	5,821,559	5,339,959	4,888,558
Borrowings	322,800	471,590	951,590
Long-term debt	125,838	125,650	125,462
Total shareholders' equity	717,750	679,723	739,520
Other data:
Book value per share	32.93	28.45	27.39
Tangible book value per share(1)	31.42	27.02	26.36
Total equity to total assets	9.9%	10.0%	10.5%
Tangible common equity to tangible assets (1)	9.5%	9.5%	10.1%
Shares outstanding at period end	21,796,904	23,890,855	26,995,348
Loans to deposit ratio	96.3%	99.7%	106.3%
Credit quality:
ACL to total loans (2) (3)	1.33%	0.82%	0.81%
ACL to nonaccrual loans (3)	310.3%	324.8%	356.9%
Nonaccrual loans to total loans	0.40%	0.25%	0.23%
Nonperforming assets/total assets	0.31%	0.21%	0.17%
Nonperforming assets	$22,097	$14,254	$12,074
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio	9.79%	10.56%	10.15%
Total risk-based capital	14.76%	14.37%	14.72%
Company
Tier 1 leverage ratio	9.65%	10.16%	9.51%
Total risk-based capital	14.00%	13.40%	13.27%

(1)Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. See “Non-GAAP Financial Measures” elsewhere in this MD&A.
(2)This ratio excludes balances insured by the FHA or guaranteed by the VA or SBA, including PPP loans.
(3) Prior to January 1, 2020 and the adoption of ASU 2016-13 CECL, the allowance for loan losses was used in this calculation in place of ACL.

Results of Operations

2020 Compared to 2019

General: Our income from continuing operations and income from continuing operations before income taxes were $80.0 million and $101.9 million, respectively, in 2020, as compared to $40.7 million and $48.7 million, respectively, in 2019. The $53.2 million increase in income from continuing operations before income taxes was due to higher net interest income and noninterest income, which was partially offset by a higher provision for credit losses and higher noninterest expenses.

Income Taxes: Our effective tax rate during 2020 was 21.5% as compared to 16.4% in 2019 for continuing operations and a statutory rate of 23.5%. Our effective tax rate was lower than our statutory rate due primarily to the benefits of tax advantaged investments. In 2019, the benefits of tax advantaged investments were a higher proportion of total earnings, resulting in a lower effective tax rate.

Net Interest Income: The following table presents, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resulting average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net yield on interest-earning assets:

	Years Ended December 31,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (2)	$5,544,847	$229,813	4.10%	$5,366,839	$256,752	4.78%
Investment securities (2)	1,086,415	24,507	2.26%	840,493	22,027	2.62%
FHLB Stock, Fed Funds and other	63,443	1,227	1.90%	75,436	1,032	1.37%
Total interest-earning assets	6,694,705	255,547	3.78%	6,282,768	279,811	4.45%
Noninterest-earning assets	555,929			502,603
Discontinued operations, net	—			105,347
Total assets	$7,250,634			$6,890,718
Interest-bearing liabilities
Deposits:(1)
Demand deposits	$435,830	929	0.21%	$382,333	$1,414	0.37%
Money market and savings	2,661,996	12,086	0.45%	2,280,455	27,785	1.22%
Certificates of deposit	1,245,513	20,782	1.67%	1,846,709	41,190	2.23%
Total deposits	4,343,339	33,797	0.78%	4,509,497	70,389	1.56%
Borrowings:
Borrowings	604,278	3,773	0.62%	461,244	11,005	2.39%
Long-term debt	125,737	5,780	4.58%	125,550	6,822	5.41%
Total interest-bearing liabilities	5,073,354	43,350	0.85%	5,096,291	88,216	1.73%
Noninterest-bearing liabilities
Demand deposits (1)	1,276,780			891,529
Other liabilities	194,340			207,995
Total liabilities	6,544,474			6,195,815
Shareholders' equity	706,160			694,903
Total liabilities and shareholders’ equity	$7,250,634			$6,890,718
Net interest income		$212,197			$191,595
Net interest rate spread			2.93%			2.72%
Net yield on interest earning assets			3.13%			3.05%

(1)Cost of deposits, including noninterest bearing demand deposits, was 0.60% and 1.30% for 2020 and 2019, respectively.
(2)Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $3.5 million and $2.2 million for 2020 and 2019, respectively. The estimated tax rate used was 21% for both 2020 and 2019.

Rate and Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of our interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense, excluding interest income from nonaccrual loans. Information is provided in each category with respect to: (1) changes attributable to changes in volume, (2) changes attributable to changes in rate and (3) the net change.

	2020 vs. 2019
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume

Assets:
Interest-earning assets
Loans	$(35,716)	$8,777	$(26,939)
Investment securities	(3,357)	5,837	2,480
FHLB stock, Fed Funds and other	371	(176)	195
Total interest-earning assets	(38,702)	14,438	(24,264)
Liabilities:
Deposits
Demand deposits	(662)	177	(485)
Money market and savings	(19,741)	4,042	(15,699)
Certificates of deposit	(8,903)	(11,505)	(20,408)
Total interest-bearing deposits	(29,306)	(7,286)	(36,592)
Borrowings:
Borrowings	(9,913)	2,681	(7,232)
Long-term debt	(1,052)	10	(1,042)
Total interest-bearing liabilities	(40,271)	(4,595)	(44,866)
Total changes in net interest income	$1,569	$19,033	$20,602

Net interest income was higher in 2020 as compared to 2019 due to a $412 million increase in interest earning assets and an increase in our net interest margin from 3.05% in 2019 to 3.13% in 2020. The increase in interest earning assets was primarily due to higher levels of loan originations and purchases of investment securities in 2020. The increase in our net interest margin was due to a 21 basis point increase in our net interest rate spread which was partially offset by the reduced benefit of noninterest bearing deposits in a lower interest rate environment. Our net interest rate spread increased because decreases in the rates paid on interest bearing liabilities were greater than the decrease in yields on interest earning assets. The 67 basis point decrease in yield on interest earning assets was due to the origination of loans and purchases of securities at current market rates which were below our portfolio rates, the ongoing repricing down of variable rate loans and the prepayment and paydown of higher yielding loans and investment securities in our portfolios. Our cost of interest-bearing liabilities decreased 88 basis points from 1.73% in 2019 to 0.85% in 2020 due to a decrease in market interest rates which allowed us to reprice our deposits and borrowings at lower rates.

Provision for Credit Losses: The provision for credit losses was $20.5 million for 2020 as compared to a reversal of $0.5 million in 2019. Due to adverse economic conditions related to the COVID-19 pandemic, we recorded additional provisions for credit losses in 2020 as an estimate of the potential adverse impact of those conditions on our loan portfolio. The estimate included an evaluation of the credit risk related to the commercial business loans and commercial real estate loans granted COVID-19 modifications during 2020 which we believe will experience a higher probability of default and increased credit losses.

Noninterest income consisted of the following.

	Years Ended December 31,
(in thousands)	2020	2019

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$100,795	$86,686
Commercial real estate, multifamily and SBA	21,769	17,492
Less: Amounts attributed to discontinued operations	—	(60,056)
Loan servicing income	9,491	9,785
Deposit fees	7,083	7,926
Other	10,226	12,599
Total noninterest income	$149,364	$74,432

(1) Includes loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following.

	Years Ended December 31,
(in thousands)	2020	2019

Single family servicing income, net:
Servicing fees and other	$17,477	$28,442
Changes - amortization (1)	(17,754)	(20,670)
Net	(277)	7,772
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)(3)	(19,955)	(16,224)
Net gain from derivatives hedging	20,820	14,435
Subtotal	865	(1,789)
Single family servicing income	$588	$5,983

Commercial loan servicing income:
Servicing fees and other	$14,560	$11,119
Amortization of capitalized MSRs	(5,657)	(5,214)
Total	8,903	5,905
Less: Amounts attributed to discontinued operations	—	(2,103)
Total loan servicing income	$9,491	$9,785

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speeds and cash flow projections.
(3)Includes pre-tax loss of $0.9 million in 2019 from sales of single family MSRs.

The increase in noninterest income for 2020 as compared to 2019, was due to an increase in gain on loan origination and sale activities. This increase was due to higher volumes of single family mortgage rate locks and an increase in related profit margins, an increase in the volumes and profit margins on the sale of CRE loans and the classification of $18 million of gain on loan sales associated with the legacy mortgage business as discontinued operations in the first quarter of 2019.

Noninterest expense consisted of the following.

	Years Ended December 31,
(in thousands)	2020	2019

Noninterest expense
Compensation and benefits	$136,826	$124,354
Information services	30,004	31,603
Occupancy	35,323	27,119
General, administrative and other	33,510	32,538
Total noninterest expense	$235,663	$215,614

The $20 million increase in noninterest expense in 2020 as compared to 2019 was due to increases in compensation and benefits, occupancy costs and general, administrative and other costs which were partially offset by lower information services costs. The increase in compensation and benefits costs was due to increased commissions and bonuses paid on higher loan originations levels, including loans made under PPP and the classification of $7 million of compensation and benefits costs associated with the legacy mortgage business as discontinued operations in the first quarter of 2019 which were partially offset by reduced levels of staffing and lower costs of our self-insured medical benefits. Occupancy expenses in 2020 included $10.2 million of impairments related to ongoing restructuring of our facilities and staffing. Information services costs decreased as a result of our cost savings initiatives implemented in 2019 and 2020. The increase in general and administrative costs was due primarily to a $1.5 million charge related to the prepayment of certain FHLB advances in 2020.

2019 Compared to 2018

General: Our income from continuing operations and income from continuing operations before income taxes were $40.7 million and $48.7 million, respectively in 2019, as compared to $26.2 million and $28.3 million, respectively, for 2018. The $20.5 million increase in income from continuing operations before income taxes was due to higher noninterest income and a lower provision for credit losses which was partially offset by higher noninterest expense.

Income Taxes: Our effective tax rate during 2019 was 16.4% as compared 7.2% for 2018 for continuing operations and a statutory rate of 23.5%. Our effective income tax rate was lower than our statutory rate due primarily to the benefits of tax advantaged instruments. In addition, in 2018, we recognized a benefit of $4.9 million for the revaluation our net deferred tax liability position related to a reduction in corporate tax rates.

Net Interest Income: The following table presents, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net yield on interest-earning assets:

	Years Ended December 31,
	2019			2018
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (2)	$5,366,839	$256,752	4.78%	$4,941,372	$229,188	4.64%
Investment securities (2)	840,493	22,027	2.62	912,279	24,685	2.71
FHLB Stock, Fed Funds and other	75,436	1,032	1.37	53,736	467	0.87
Total interest-earning assets	6,282,768	279,811	4.45	5,907,387	254,340	4.31
Noninterest-earning assets	502,603			374,603
Discontinued operations, net	105,347			333,098
Total assets	$6,890,718			$6,615,088
Interest-bearing liabilities
Deposits:(1)
Demand deposits	$382,333	$1,414	0.37%	$426,610	$1,678	0.39%
Money market and savings	2,280,455	27,785	1.22	2,188,174	18,004	0.82
Certificates of deposit	1,846,709	41,190	2.23	1,436,883	22,313	1.55
Total deposits	4,509,497	70,389	1.56	4,051,667	41,995	1.04
Borrowings:
Borrowings	461,244	11,005	2.39	882,146	12,858	1.46
Long-term debt	125,550	6,822	5.41	125,362	6,646	5.30
Total interest-bearing liabilities	5,096,291	88,216	1.73	5,059,175	61,499	1.22
Noninterest-bearing liabilities
Demand deposits (1)	891,529			724,509
Other liabilities	207,995			131,524
Total liabilities	6,195,815			5,915,208
Shareholders' equity	694,903			699,880
Total liabilities and shareholders’ equity	$6,890,718			$6,615,088
Net interest income		$191,595			$192,841
Net interest rate spread			2.72%			3.09%
Net yield on interest-earning assets			3.05%			3.26%

(1)Cost of deposits, including noninterest-bearing deposits, was 1.30% and 0.88% in 2019 and 2018, respectively.
(2)Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.2 million and $2.9 million for 2019 and 2018, respectively. The estimated tax rate used was 21% for both 2019 and 2018.

Rate and Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of our interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense, excluding interest income from nonaccrual loans. Information is provided in each category with respect to: (1) changes attributable to changes in volume, (2) changes attributable to changes in rate and (3) the net change.

	2019 vs. 2018
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume

Assets:
Interest-earning assets
Loans	$7,378	$20,186	$27,564
Investment securities	(759)	(1,899)	(2,658)
FHLB stock, Fed Funds and other	333	232	565
Total interest-earning assets	6,952	18,519	25,471
Liabilities:
Deposits
Demand deposits	(96)	(168)	(264)
Money market and savings	8,992	789	9,781
Certificate of deposit	11,415	7,462	18,877
Total interest-bearing deposits	20,311	8,083	28,394
Borrowings:
Borrowings	5,955	(7,808)	(1,853)
Long-term debt	166	10	176
Total interest-bearing liabilities	26,432	285	26,717
Total changes in net interest income	$(19,480)	$18,234	$(1,246)

Net interest income was lower in 2019 as compared to 2018 as a decrease in the net interest margin was partially offset by an increase in interest-earnings assets. The increase in interest-earning assets was due to higher levels of average loan balances. The decrease in the net interest margin was due to a 37 basis point decrease in the net interest rate spread which was partially offset by an increase in the average balance of noninterest-bearing deposits. The decrease in our net interest rate spread was due to an increase in our cost of interest-bearing liabilities which was only partially offset by an increase in the yield on interest-earning loans. The 14 basis point increase in our yield on loans was due to an increase in market interest rates which resulted in the origination of loans with rates above our current portfolio rates and the ongoing repricing of variable rate loans. The 52 basis point increase in our deposit costs was due to increases in the average balances of higher costing money market, savings and certificate of deposit accounts and increases in the costs of money market, savings and certificate of deposit accounts as rates on these types of deposit accounts were increased to attract new deposits and to respond to increases in market interest rates.

Provision for Credit Losses: The provision for credit losses in 2019 was a reversal of $0.5 million as compared to a provision of $3.0 million 2018. In 2019 and 2018, we realized net recoveries of $0.4 million and $0.8 million, respectively. While no additional provision was needed in 2019 because loans held for investment remained stable, the provision in 2018 was due to an increase in loans held for investment.

Noninterest income consisted of the following.

	Years Ended December 31,
(in thousands)	2019	2018

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$86,686	$174,473
Commercial	17,492	11,776
Less: Amounts attributed to discontinued operations	(60,056)	(174,383)
Loan servicing income	9,785	4,823
Deposit fees	7,926	8,019
Other	12,599	11,825
Total noninterest income	$74,432	$36,533

(1) Includes loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following.

	Years Ended December 31,
(in thousands)	2019	2018

Single family servicing income, net:
Servicing fees and other	$28,442	$60,885
Changes - amortization (1)	(20,670)	(34,705)
Net	7,772	26,180
Risk management, single family MSRs:
Changes in fair value due to assumptions (2) (3)	(16,224)	39,348
Net gain (loss) from derivatives hedging	14,435	(40,474)
Subtotal	(1,789)	(1,126)
Single family servicing income	$5,983	$25,054

Commercial loan servicing income:
Servicing fees and other	$11,119	$9,206
Amortization of capitalized MSRs	(5,214)	(4,383)
Total	5,905	4,823
Less: Amounts attributed to discontinued operations	(2,103)	(25,054)
Total loan servicing income	$9,785	$4,823

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speeds and cash flow projections.
(3)Includes pre-tax loss of $0.9 million and pre-tax gain of $0.6 million resulting from the sales of single family MSRs for 2019 and 2018, respectively.

The $37.9 million increase in noninterest income in 2019 as compared to 2018 was due to $31.0 million of noninterest income related to the Retained MB Business, all of which was classified as discontinued operations in 2018, and a $5.7 million increase in gains on loans sales of multifamily loans resulting from increases in the volume of loans sold and the profit margin on loans sold.

Noninterest expense from continuing operations consisted of the following.

	Years Ended December 31,
(in thousands)	2019	2018

Noninterest expense
Compensation and benefits	$124,354	$106,741
Information services	31,603	31,846
Occupancy	27,119	22,352
General, administrative and other	32,538	34,302
Total noninterest expense	$215,614	$195,241

The $20.4 million increase in noninterest expense in 2019 compared to 2018 was due to $26.3 million of expenses related to the Retained MB Business, all of which was classified as discontinued operations in 2018, and $4.5 million in restructuring costs which were partially offset by reductions in compensation and benefits and general, administrative and other costs due to cost saving initiatives which reduced our staff levels and other costs.

Review of Financial Condition – December 31, 2020 compared to December 31, 2019

During 2020, total assets increased by $425 million primarily due to increases in our investment securities and loan portfolios. Loans held for sale increased due to high levels of activity in both our single family and multifamily loans originated for sale. Loans held for investment increased due to $2.8 billion of originations and advances, including the origination of $298 million of loans under PPP, which was partially offset by sales of $569 million and prepayments and scheduled payments of $2.1 billion. Total liabilities increased by $387 million primarily due to a $482 million increase in deposits which was partially offset by a $149 million decrease in borrowings. The increase in deposits was due to a $544 million increase in business and consumer accounts, due in part to the funding of PPP loans to customer accounts and the addition of new customers through PPP, which was partially offset by a $62 million decrease in wholesale deposits. The decreases in wholesale deposits and borrowings reflect the reduced need for wholesale funding resulting from the increase in deposits.

Investment Securities

The fair values of our investment securities available for sale ("AFS") are as follows.

	At December 31,
	2020	2019
(in thousands)	Fair Value	Fair Value

Investment securities AFS:
Mortgage-backed securities:
Residential	$51,046	$91,695
Commercial	45,184	38,025
Collateralized mortgage obligations:
Residential	234,909	291,618
Commercial	159,183	156,154
Municipal bonds	564,703	341,318
Corporate debt securities	15,222	18,661
U.S. Treasury securities	—	1,307
Agency debentures	1,846	—
Total	$1,072,093	$938,778

Loans

The following table details the composition of our loans held for investment ("LHFI") portfolio by dollar amount.

	At December 31,
(in thousands)	2020	2019 (2)

Commercial real estate loans:
Non-owner occupied commercial real estate	$829,538	$895,546
Multifamily	1,428,092	999,140
Construction/land development	553,695	701,762
Total commercial real estate loans	2,811,325	2,596,448
Commercial and industrial loans:
Owner occupied commercial real estate	467,256	477,316
Commercial business	645,723	414,710
Total commercial and industrial loans	1,112,979	892,026
Consumer loans:
Single family (1)	915,123	1,072,706
Home equity and other	404,753	553,376
Total consumer loans	1,319,876	1,626,082
Total	5,244,180	5,114,556
ACL	(64,294)	(41,772)
Net	$5,179,886	$5,072,784

(1)Includes $7.1 million and $3.5 million of loans at December 31, 2020 and 2019, respectively, where a fair value option election was made at the time of origination and; therefore, are carried at fair value with changes recognized in the consolidated income statements.
(2)Net deferred loans fees and costs of $24.5 million are now included within the carrying amounts of the loan balances as of December 31, 2019, to conform with the current period presentation.

The following tables show the contractual maturity of our loan portfolio by loan type.

	December 31, 2020				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate
Commercial real estate loans:
Non-owner occupied commercial real estate	$9,600	$160,614	$659,324	$829,538	$119,032	$700,906
Multifamily	8,035	42,416	1,377,641	1,428,092	14,416	1,405,641
Construction/land development	505,218	47,877	600	553,695	17,917	30,560
Total commercial real estate	522,853	250,907	2,037,565	2,811,325	151,365	2,137,107
Commercial and industrial loans:
Owner occupied commercial real estate	2,904	53,265	411,087	467,256	135,111	329,241
Commercial business	59,780	408,029	177,914	645,723	371,123	214,820
Total commercial and industrial	62,684	461,294	589,001	1,112,979	506,234	544,061
Consumer:
Single family	2,238	1,235	911,650	915,123	256,515	656,370
Home equity and other	28	65	404,660	404,753	26,349	378,376
Total consumer	2,266	1,300	1,316,310	1,319,876	282,864	1,034,746
Total loans held for investment	$587,803	$713,501	$3,942,876	$5,244,180	$940,463	$3,715,914

	December 31, 2019				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate
Commercial real estate:
Non-owner occupied commercial real estate	$5,551	$106,457	$783,538	$895,546	$133,399	$756,596
Multifamily	6,192	34,610	958,338	999,140	21,996	970,952
Construction/land development	601,411	97,810	2,541	701,762	77,022	23,329
Total commercial real estate	613,154	238,877	1,744,417	2,596,448	232,417	1,750,877
Commercial and industrial:
Owner occupied commercial real estate	11,975	45,515	419,826	477,316	133,105	332,236
Commercial business	83,212	152,416	179,082	414,710	70,771	260,727
Total commercial and industrial	95,187	197,931	598,908	892,026	203,876	592,963
Consumer:
Single family	4,068	1,880	1,066,758	1,072,706	286,208	782,430
Home equity and other	2,630	100	550,646	553,376	42,787	507,959
Total consumer	6,698	1,980	1,617,404	1,626,082	328,995	1,290,389
Total loans held for investment	$715,039	$438,788	$3,960,729	$5,114,556	$765,288	$3,634,229

Loan Roll-forward

(in thousands)	2020	2019 (1)

Loans - beginning balance January 1,	$5,114,556	$5,116,841
Originations and advances	2,846,270	2,876,829
Sales	(569,214)	(761,002)
Payoffs, paydowns and other	(2,146,213)	(2,116,117)
Charge-offs and transfers to OREO	(1,219)	(1,995)
Loans - ending balance December 31,	$5,244,180	$5,114,556

(1) Net deferred loans fees and costs of $24.5 million and $23.1 million are included within the carrying amounts of the respective loan balances as of December 31, 2019 and January 1, 2019, respectively to conform with the current period presentation.

Loan Originations and Advances

	Years Ended December 31,
(in thousands)	2020	2019

Commercial real estate loans
Non-owner occupied commercial real estate	$82,975	$280,490
Multifamily	1,097,555	849,867
Construction/land development	621,591	772,276
Total commercial real estate loans	1,802,121	1,902,633
Commercial and industrial loans
Owner occupied commercial real estate	58,689	128,890
Commercial business	484,903	301,120
Total commercial and industrial loans	543,592	430,010
Consumer loans
Single family	371,484	292,780
Home equity and other	129,073	251,406
Total consumer loans	500,557	544,186
Total	$2,846,270	$2,876,829

Production Volumes for Sale to the Secondary Market

	Years Ended December 31,
(in thousands)	2020	2019

Loan originations
Single family loans	$2,079,094	$3,599,527	(2)
Commercial and industrial and CRE loans	414,550	197,090
Loans sold
Single family loans	1,985,944	3,925,302	(2)
Commercial and industrial and CRE loans (1)	908,776	843,864

Net gain on loan origination and sale activities
Single family loans	100,795	86,686	(2)
Commercial and industrial and CRE loans (1)	21,769	17,492
Less: Amounts attributed to discontinued operations	—	(60,056)
Total	$122,564	$44,122

(1) May include loans originated as held for investment.
(2) Includes both continuing and discontinued operations.

Capitalized Mortgage Servicing Rights ("MSRs")

	Years Ended December 31,
(in thousands)	2020	2019

Single Family MSRs
Beginning balance	$68,109	$252,168
Additions and amortization:
Originations	19,424	28,788
Changes - amortization (1)	(17,754)	(20,670)
Net additions and amortization	1,670	8,118
Change in fair value due to assumptions (2)	(19,813)	(15,233)
Sale of servicing rights	—	(176,944)
Ending balance	$49,966	$68,109
Ratio to related loans serviced for others	0.85%	0.98%

CRE MSRs
Beginning balance	$29,494	$28,328
Originations	11,587	5,832
Amortization	(5,307)	(4,666)
Ending balance	$35,774	$29,494
Ratio to related loans serviced for others	1.99%	1.90%

(1)     Represents changes due to collection/realization of expected cash flows and curtailments.
(2)    Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Deposits

Deposit balances and weighted average rates were as follows for the periods indicated:

	At December 31,
	2020		2019
(in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Deposits by product:
Noninterest-bearing demand deposits	$1,092,735	—%	$704,743	—%
Interest-bearing transaction and savings deposits:
Interest-bearing demand deposits	484,265	0.10%	373,832	0.38%
Savings accounts	264,024	0.07%	219,182	0.21%
Money market accounts	2,596,453	0.21%	2,224,494	1.25%
Total interest-bearing transaction and savings deposits	3,344,742	0.10%	2,817,508	0.56%
Total transaction and savings deposits	4,437,477		3,522,251
Certificates of deposit	1,139,807	0.93%	1,614,533	2.24%
Noninterest-bearing accounts - other	244,275	—%	203,175	—%
Total deposits	$5,821,559	0.29%	$5,339,959	1.23%

Credit Risk Management: Delinquent Loans, Nonperforming Assets and Provision for Credit Losses

As of December 31, 2020, our ratio of nonperforming assets to total assets remained low at 0.31% while our ratio of total loans delinquent over 30 days to total loans was 0.67%. The Company recorded provision for credit losses of $20.5 million in 2020, and the ACL for loans increased by $22.5 million. Due to adverse economic conditions related to the COVID-19 pandemic, we recorded additional provisions for credit losses in 2020 as an estimate of the potential impact of those conditions on our loan portfolio, including an evaluation of the credit risk related to the commercial business loans and commercial real estate loans granted COVID-19 modifications during 2020 which we believe have a higher probability of default and increased credit losses.

Delinquent loans by loan type consisted of the following:

	At December 31, 2020
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

Commercial real estate loans
Non- owner occupied commercial real estate	$—	$—	$—		$—	$—	$829,538	$829,538
Multifamily	—	—	—		—	—	1,428,092	1,428,092
Construction and land development
Multifamily construction	—	—	—		—	—	115,329	115,329
Commercial real estate construction	—	—	—		—	—	27,285	27,285
Single family construction	—	—	—		—	—	259,170	259,170
Single family construction to permanent	—	—	—		—	—	151,911	151,911
Total	—	—	—		—	—	2,811,325	2,811,325
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—		4,922	4,922	462,334	467,256
Commercial business	—	—	—		9,183	9,183	636,540	645,723
Total	—	—	—		14,105	14,105	1,098,874	1,112,979
Consumer loans
Single family	2,161	418	11,476	(2)	4,883	18,938	896,185	915,123	(1)
Home equity and other	228	135	—		1,734	2,097	402,656	404,753
Total	2,389	553	11,476		6,617	21,035	1,298,841	1,319,876
Total loans	$2,389	$553	$11,476		$20,722	$35,140	$5,209,040	$5,244,180
%	0.05%	0.01%	0.22%		0.40%	0.67%	99.33%	100.00%

(1) Includes $7.1 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.
(2) FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3) Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $14.7 million.

	At December 31, 2019
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (4)	Current	Total loans

Commercial real estate loans
Non- owner occupied commercial real estate	$—	$—	$—		$—	$—	$895,546	$895,546
Multifamily	—	—	—		—	—	999,140	999,140
Construction and land development	—	—	—		—	—	701,762	701,762
Total	—	—	—		—	—	2,596,448	2,596,448
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—		2,891	2,891	474,425	477,316
Commercial business	44	—	—		3,446	3,490	411,220	414,710
Total	44	—	—		6,337	6,381	885,645	892,026
Consumer loans
Single family	5,694	4,261	19,702	(2)	5,364	35,021	1,037,685	1,072,706	(1)
Home equity and other	837	372	—		1,160	2,369	551,007	553,376
Total	6,531	4,633	19,702		6,524	37,390	1,588,692	1,626,082
Total loans	$6,575	$4,633	$19,702		$12,861	$43,771	$5,070,785	$5,114,556	(3)
%	0.13%	0.09%	0.39%		0.25%	0.86%	99.14%	100.00%

(1)Includes $3.5 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Net deferred loans fees and costs of $24.5 million were included within the carrying amounts of the loan balances in order to conform with the current period presentation.
(4)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $28.4 million.

As a result of the COVID-19 pandemic, the Company has approved forbearances for some of its borrowers. The status of these forbearances as of December 31, 2020 is as follows:

	Forbearances Approved (2)
	Initiated in the Fourth Quarter 2020		Second Request		Total		Outstanding
(in thousands)	Number of loans	Amount	Number of loans	Amount	Number of loans	Amount	Number of loans	Amount

Loan type: (1)
Commercial and CRE:
Commercial business	8	$798	19	$29,532	125	$77,998	15	$22,535
CRE owner occupied	1	412	5	38,333	30	73,773	2	544
CRE nonowner occupied	—	—	2	2,231	14	58,497	5	12,202
Multifamily	1	5,734	—	—	1	5,734	1	5,734
Total	10	$6,944	26	$70,096	170	$216,002	$23	$41,015

Single family and consumer:
Single family							150	$70,027
HELOCs and consumer							53	6,116
Total							203	$76,143

(1) Does not include any SBA guaranteed loans for which the government made payments as provided for under the CARES Act, or single family loans that are guaranteed by Ginnie Mae.
(2) This schedule does not include $18 million of constructions loans (5 loans) that were modified as a result of COVID-19 related construction delays to extend the construction or lease-up periods. Each of these loans continued to perform under the existing or modified payment terms.

The forbearances approved for commercial and industrial loans and CRE nonowner occupied loans were generally for a period of three months while the forbearances for single family, HELOCs and consumer loans were generally for a period of three to six months. During the third and fourth quarters of 2020, second forbearances were approved for $70 million of loans. These second forbearances were to borrowers whose businesses continue to be impacted by the effects of the COVID-19 pandemic.

As of December 31, 2020, excluding the loans with forbearances still in place, 98% of the commercial and CRE loans approved for a forbearance have completed their forbearance period and have resumed payments. Based on information obtained through discussions with these borrowers, we believe almost all of them are able to conduct their businesses as a going concern, and they have advised us that they do not currently foresee the need for additional forbearances.

The forbearance periods for the majority of single family and consumer loans granted forbearance that were not complete as of December 31, 2020 are scheduled to be completed in the first quarter of 2021. In light of the recently passed Coronavirus Response and Relief Supplemental Appropriations Act, we anticipate that some single family loans may request an additional forbearance in 2021.

The following table presents the ACL by product type at the dates indicated:

	December 31, 2020		January 1, 2020 (2)
(in thousands except reserve rate)	Amount	Reserve Rate (1)	Amount	Reserve Rate (1)

Commercial real estate loans
Non-owner occupied commercial real estate	$8,845	1.07%	$3,853	0.43%
Multifamily	6,072	0.43%	4,038	0.40%
Construction/land development
Multifamily construction	4,903	4.25%	3,541	1.88%
Commercial real estate construction	1,670	6.12%	509	0.92%
Single family construction	5,130	1.98%	8,080	2.84%
Single family construction to permanent	1,315	0.87%	1,203	0.70%
Total	27,935	0.99%	21,224	0.82%
Commercial and industrial loans
Owner occupied commercial real estate	4,994	1.08%	1,180	0.25%
Commercial business	17,043	4.72%	3,425	0.83%
Total	22,037	2.67%	4,605	0.52%
Consumer loans
Single family	6,906	0.85%	6,918	0.70%
Home equity and other	7,416	1.83%	10,868	1.96%
Total	14,322	1.18%	17,786	1.16%
Total ACL	$64,294	1.33%	$43,615	0.87%

(1) The reserve rate is calculated excluding balances related to loans that are insured by the FHA or guaranteed by the VA or SBA, including PPP loans.
(2) On January 1, 2020 we adopted ASC 326 ("CECL"). As a result, the ACL as of January 1, 2020 is presented.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At December 31, 2019
(in thousands except reserve rate)	Amount	Reserve Rate (1)

Commercial real estate loans
Non-owner occupied commercial real estate	$7,249	0.81%
Multifamily	7,015	0.70%
Construction/land development	8,679	1.24%
Total	22,943	0.89%
Commercial and industrial loans
Owner occupied commercial real estate	3,640	0.77%
Commercial business	2,961	0.72%
Total	6,601	0.74%
Consumer loans
Single family	6,450	0.66%
Home equity and other	6,843	1.24%
Total	13,293	0.87%
Total allowance for credit losses	$42,837	0.86%

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

The Company's primary sources of liquidity include deposits, loan payments and investment securities payments, both principal and interest, borrowings, and proceeds from the sale of loans and investment securities. Borrowings include advances from the FHLB, federal funds purchased and borrowing from other financial institutions. Additionally, the Company may sell stock or issue long-term debt to raise funds. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit inflows and outflows and prepayments of loans and investment securities are greatly influenced by interest rates, economic conditions and competition.

The Company’s contractual cash flow obligations include the maturity of certificates of deposit, short term and long term borrowings, interest on certificates of deposit and borrowings, operating leases and fees for information technology related services and professional services. Obligations for certificates of deposit and short term borrowings are typically satisfied through the renewal of these instruments or the generation of new deposits or use of available short term borrowings. Interest payments and obligations related to leases and services are typically met by cash generated from our operations. The Company does not have any obligation to repay long term debt within the next five years.

At December 31, 2020, the Bank had available borrowing capacity of $550 million from the FHLB, $406 million from the FRBSF and $1.2 billion under borrowing lines established with other financial institutions.

Cash Flows

For 2020, 2019 and 2018, cash and cash equivalents increased $0.2 million, decreased $0.7 million and decreased $15 million, respectively. As a banking institution, the Company has extensive access to liquidity. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For 2020, $26 million of cash was used in operating activities, primarily to fund an increase in our LHFS which was partially offset by cash generated from our operations. For 2019, cash of $259 million was provided by operating activities, primarily from proceeds from the sale of LHFS and cash generated from our operations which were partially offset by the payment of deferred taxes from the sale of mortgage servicing rights. For 2018, cash of $286 million was provided by operating activities primarily from proceeds from the sale of LHFS and cash generated from our operations.

Cash flows from investing activities

The Company's investing activities are primarily related to AFS securities and LHFI. For 2020, cash of $233 million was used in investing activities for the origination of LHFI and the purchase of AFS securities, which were partially offset by principal payments and the proceeds from sale of LHFI and AFS securities. For 2019, cash of $107 million was provided by investing activities from principal payments and the proceeds from sale of LHFI and AFS securities and the proceeds from our disposal of discontinued operations which were partially offset by the use of cash for the origination of LHFI and the purchase of AFS securities. For 2018, cash of $564 million was used in investing activities for the origination of LHFI and the purchase of AFS securities and premises and equipment, which were partially offset by principal payments and the proceeds from sale of LHFI and AFS securities.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits, borrowings and equity transactions. For 2020, cash of $258 million was provided by financing activities from growth in deposits, which was partially offset by net repayment of short term borrowings, repurchases of our common stock and the payment of dividends on our common stock. For 2019, cash of $367 million was used in financing activities as the net repayment of short term borrowings and repurchases of our common stock were partially offset by growth in deposits. For 2018, cash of $263 million was provided by financing activities from the growth in deposits which was partially offset by net repayment of short term borrowings.

Capital Resources and Dividends

The capital rules applicable to United States based bank holding companies and federally insured depository institutions ("Capital Rules") require the Company (on a consolidated basis) and the Bank (on a stand-alone basis) to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. In addition, prompt corrective action regulations place a federally insured depository institution, such as the Bank, into one of five capital categories on the basis of its capital ratios: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; or (v) critically undercapitalized. A depository institution’s primary federal regulatory agency may determine that, based on certain qualitative assessments, the depository institution should be assigned to a lower capital category than the one indicated by its capital ratios. At each successive lower capital category, a depository institution is subject to greater operating restrictions and increased regulatory supervision by its federal bank regulatory agency.

The following tables set forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as of the dates indicated below, as compared to the respective regulatory requirements applicable to them:

	At December 31, 2020
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$709,655	9.65%	$294,211	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	649,655	11.67%	250,537	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	709,655	12.75%	334,050	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	779,254	14.00%	445,400	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$712,533	9.79%	$291,114	4.0%	$363,893	5.0%
Common equity tier 1 capital (to risk-weighted assets)	712,533	13.51%	237,307	4.5%	342,777	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	712,533	13.51%	316,410	6.0%	421,880	8.0%
Total risk-based capital (to risk-weighted assets)	778,479	14.76%	421,880	8.0%	527,350	10.0%

	At December 31, 2019
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$691,323	10.16%	$272,253	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	631,323	11.43%	248,523	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	691,323	12.52%	331,364	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	739,812	13.40%	441,818	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$712,596	10.56%	$269,930	4.0%	$337,413	5.0%
Common equity tier 1 capital (to risk-weighted assets)	712,596	13.50%	237,451	4.5%	342,985	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	712,596	13.50%	316,602	6.0%	422,136	8.0%
Total risk-based capital (to risk-weighted assets)	758,303	14.37%	422,136	8.0%	527,669	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both the Company and the Bank are required to maintain a "conservation buffer" consisting of additional Common Equity Tier 1 Capital which is at least 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and the Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At December 31, 2020, capital conservation buffers for the Company and the Bank were 6.00% and 6.76%, respectively.

The Company paid a quarterly cash dividend of $0.15 per common share in each of the four quarters of 2020. It is our current intention to continue to pay quarterly dividends and the Company has declared a cash dividend of $0.25 per common share payable on February 24, 2021. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions.

We had no material commitments for capital expenditures as of December 31, 2020. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate a comparison of our performance to prior periods. We believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP. In the information below, we have provided a reconciliation of, where applicable, the most comparable GAAP financial measures to the non-GAAP measures used in this annual report on Form 10-K, or a reconciliation of the non-GAAP calculation of the financial measure.

In this annual report on Form 10-K, we use (i) tangible common equity and tangible assets as we believe this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios; and (ii) an efficiency ratio which is the ratio of noninterest expense to the sum of net interest income and noninterest income, excluding certain items of income or expense and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income taxes and we believe including them in noninterest expense impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income taxes. For the purposes of computing returns on tangible common equity, we exclude from earnings the amortization of intangible assets.

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	As of or for the Year Ended
(in thousands, except share data)	2020	2019	2018

Return on average tangible equity (annualized)
Average shareholders' equity	$706,160	$694,903	$699,880
Less: Average goodwill and other intangibles	(33,613)	(34,245)	(28,892)
Average tangible equity	672,547	660,658	670,988

Net income	$79,990	$17,512	$40,027
Adjustments (tax effected):
Amortization on core deposit intangibles	1,082	1,367	1,284
Tangible income applicable to shareholders	$81,072	$18,879	$41,311
Ratio	12.1%	2.9%	6.2%
Net income from continuing operations	$79,990	$40,720	$26,223
Adjustments (tax effected):
Amortization on core deposit intangibles (per above)	1,082	1,367	1,284
Tangible income applicable to shareholders	$81,072	$42,087	$27,507
Ratio	12.1%	6.4%	4.1%

Efficiency ratio
Noninterest expense
Total	$235,663	$215,614	$195,241
Adjustments:
Restructuring related charges	(11,837)	(4,489)	(22)
Prepayment fee on FHLB advances	(1,492)	—	—
State of Washington taxes	(2,920)	(1,782)	2,372
Adjusted total	$219,414	$209,343	$197,591

Total revenues
Net interest income	$208,662	$189,390	$189,963
Noninterest income	149,364	74,432	36,533
Adjustments:
Contingent payout	(566)	—	—
Adjusted total	$357,460	$263,822	$226,496
Ratio	61.4%	79.4%	87.2%

	As of
(in thousands, except share data)	December 31, 2020	December 31, 2019

Tangible book value per share
Shareholders' equity	$717,750	$679,723
Less: goodwill and other intangibles	(32,880)	(34,252)
Tangible shareholder's equity	684,870	645,471
Common shares outstanding	21,796,904	23,890,855
Computed amount	$31.42	$27.02

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$684,870	$645,471
Tangible assets
Total assets	7,237,091	6,812,435
Less: Goodwill and other intangibles	(32,880)	(34,252)
Net	$7,204,211	$6,778,183
Ratio	9.5%	9.5%

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals.

	December 31, 2020
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$58,049	$—	$—	$—	$—	$—	$—	$—	$58,049
FHLB Stock	12,194	—	—	—	—	—	8,125	—	20,319
Investment securities (1)	155,923	40,709	59,336	108,561	122,164	382,392	207,279	—	1,076,364
LHFS	361,932	—	—	—	—	—	—	—	361,932
LHFI1)	1,178,948	529,803	633,289	1,202,465	1,046,377	642,047	11,251	—	5,244,180
Total	1,767,046	570,512	692,625	1,311,026	1,168,541	1,024,439	226,655	—	6,760,844
Non-interest-earning assets	—	—	—	—	—	—	—	476,247	476,247
Total assets	$1,767,046	$570,512	$692,625	$1,311,026	$1,168,541	$1,024,439	$226,655	$476,247	$7,237,091
Interest-bearing liabilities:
Demand deposit accounts (2)	$484,265	$—	$—	$—	$—	$—	$—	$—	$484,265
Savings accounts (2)	264,024	—	—	—	—	—	—	—	264,024
Money market accounts (2)	2,596,453	—	—	—	—	—	—	—	2,596,453
Certificates of deposit	421,631	385,476	175,716	138,029	18,706	—	249		1,139,807
FHLB advances	302,000	—	—	—	—	—	—	—	302,000
Borrowings	20,755	45	—	—	—	—	—	—	20,800
Long-term debt (3)	60,838	—	—	—	—	65,000	—	—	125,838
Total	4,149,966	385,521	175,716	138,029	18,706	65,000	249	—	4,933,187
Non-interest bearing liabilities	—	—	—	—	—	—	—	1,586,154	1,586,154
Shareholders' Equity	—	—	—	—	—	—	—	717,750	717,750
Total liabilities and shareholders’ equity	$4,149,966	$385,521	$175,716	$138,029	$18,706	$65,000	$249	$2,303,904	$7,237,091
Interest sensitivity gap	$(2,382,920)	$184,991	$516,909	$1,172,997	$1,149,835	$959,439	$226,406
Cumulative interest rate sensitivity gap
Total	$(2,382,920)	$(2,197,929)	$(1,681,020)	$(508,023)	$641,812	$1,601,251	$1,827,658
As a % of total assets	(33)%	(30)%	(23)%	(7)%	9%	22%	25%
As a % of cumulative interest-bearing liabilities	43%	52%	64%	90%	113%	132%	137%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of December 31, 2020, the Company is considered liability-sensitive as exhibited by the gap table but our net interest income sensitivity analysis shows positive results in the increasing interest rate scenarios. This is because of the impact of our historical deposit repricing betas which result in an assumed delay in repricing of deposits in an increasing interest rate scenario and a lower magnitude of repricing compared to the repricing of loans and other interest-earning assets. Net interest income would be expected to rise in the long term if interest rates were to rise due to the Bank’s cumulative asset-sensitive position.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2020 and 2019 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	December 31, 2020		December 31, 2019
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+200	3.5%	(9.3)%	1.0%	(11.6)%
+100	1.2%	(4.3)%	0.6	(5.4)%
-100	(3.8)%	(3.7)%	(0.9)	4.1%
-200	(4.7)%	(5.7)%	(2.4)%	6.5%

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

At December 31, 2020 and 2019 we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The changes in interest rate sensitivity between December 31, 2020 and 2019 reflected the impact of lower market interest rates, a flatter yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rates that may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of HomeStreet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HomeStreet, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated income statements, statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method for accounting for credit losses effective January 1, 2020, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method provided in Accounting Standards Update No. 2016-13 such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses for Loans Held for Investment — Economic and Collateral Values Qualitative Factors — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company accounts for its allowance for credit losses (“ACL”) for loans held for investment in accordance with Accounting Standards Update No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement of the current expected credit losses for financial assets held at the reporting date. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loans. Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses.

The Company's ACL model uses statistical analysis to determine life of loan default rates for the quantitative component and analyzes qualitative factors (“Q-Factors”) that assess the current loan portfolio and forecasted economic environment and collateral values. The Q-Factors adjust the expected historic loss rates for current and forecasted conditions that are not provided for in the historical loss information. The significant qualitative adjustments relate to the economic and collateral values Q-Factors.

We identified the estimate of the current conditions and reasonable and supportable forecasts within the economic and collateral value Q-Factors as a critical audit matter because of the significant judgment applied by management in determining the respective qualitative adjustment. Auditing the Company’s qualitative adjustment for economic and collateral values Q-Factors required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the portion of the ACL attributable to the economic and collateral values Q-Factors included the following:

◦We tested the effectiveness of controls over Q-Factor adjustments within the ACL model, including management’s review of current conditions and reasonable and supportable forecasts used in determining the economic and collateral value Q-Factors.
◦We assessed the appropriateness of the framework for the Q-Factor adjustments.
◦We tested the mathematical accuracy of Q-Factor adjustments within the ACL model.
◦We evaluated management’s forecasts used in its qualitative adjustments by comparing the forecasts to relevant external data.
◦We tested management’s process to evaluate the relationship between changes in economic and collateral value data and historical credit losses and to determine qualitative adjustments attributable to the economic and collateral values Q-Factors by evaluating whether, and to what extent, the current and forecasted conditions warranted a qualitative adjustment.

Single Family Mortgage Servicing Rights (“MSRs”) — Projected Prepayment Speed and Discount Rate Assumptions — Refer to Notes 1, 9, and 14 to the financial statements

Critical Audit Matter Description

The Company initially records, and subsequently measures, single family MSRs at fair value and categorizes its single family MSRs as “Level 3” financial instruments. Management uses a valuation model that calculates the present value of estimated future net servicing cash flows to estimate the fair value of single family MSRs. Changes in the fair value of single family MSRs result from changes in (1) model inputs and assumptions and (2) modeled amortization, representing the collection and realization of expected cash flows and curtailments over time. The significant model inputs used to estimate the fair value of single family MSRs include assumptions regarding projected prepayment speeds and discount rates. The Company's methodology for estimating the fair value of single family MSRs is highly sensitive to changes in these assumptions.

We identified the prepayment speed and discount rate assumptions used in the single family MSRs valuation as a critical audit matter because of the significant judgment applied by management in determining these assumptions. Auditing the Company’s single family MSRs valuation required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists to evaluate the reasonableness of management’s assumptions related to the selection of prepayment speeds and discount rates used in the valuation of the single family MSRs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reasonableness of prepayment speed and discount rate assumptions used in the valuation of the single family MSRs included the following:

•We tested the effectiveness of controls over the fair value of single family MSRs, including controls over management’s review of the prepayment speeds and discount rates.

•We compared management’s estimate of fair value for selected pools of single family MSRs to a fair value estimate independently determined by our fair value specialists using prepayment speeds and discount rates obtained from market survey data

•We compared management’s single-family MSR fair value estimate and prepayment speed and discount rate assumptions to a third-party valuation report for the same portfolio.

•We performed analytical procedures to compare changes in certain interest and mortgage rates to changes in single family MSR values and prepayment speeds

/s/ Deloitte & Touche LLP

Seattle, Washington
March 12, 2021

We have served as the Company’s auditor since 2013.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
(in thousands, except share data)	2020	2019

ASSETS
Cash and cash equivalents	$58,049	$57,880
Investment securities	1,076,364	943,150
Loans held for sale ("LHFS")	361,932	208,177
Loans held for investment ("LHFI") (net of allowance for credit losses of $64,294 and $41,772)	5,179,886	5,072,784
Mortgage servicing rights	85,740	97,603
Premises and equipment, net	65,102	76,973
Other real estate owned ("OREO")	1,375	1,393
Goodwill and other intangible assets	32,880	34,252
Other assets	375,763	291,595
Assets of discontinued operations	—	28,628
Total assets	$7,237,091	$6,812,435
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$5,821,559	$5,339,959
Borrowings	322,800	471,590
Long-term debt	125,838	125,650
Accounts payable and other liabilities	249,144	192,910
Liabilities of discontinued operations	—	2,603
Total liabilities	6,519,341	6,132,712
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 21,796,904 shares and 23,890,855 shares	278,505	300,729
Retained earnings	403,888	374,673
Accumulated other comprehensive income	35,357	4,321
Total shareholders' equity	717,750	679,723
Total liabilities and shareholders' equity	$7,237,091	$6,812,435

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018

Interest income:
Loans	$228,999	$256,043	$228,350
Investment securities	21,786	20,531	22,645
Cash, Fed Funds and other	1,227	1,032	467
Total interest income	252,012	277,606	251,462
Interest expense:
Deposits	33,797	70,389	41,995
Borrowings	9,553	17,827	19,504
Total interest expense	43,350	88,216	61,499
Net interest income	208,662	189,390	189,963
Provision for credit losses	20,469	(500)	3,000
Net interest income after provision for credit losses	188,193	189,890	186,963
Noninterest income:
Net gain on loan origination and sale activities	122,564	44,122	11,866
Loan servicing income	9,491	9,785	4,823
Deposit fees	7,083	7,926	8,019
Other	10,226	12,599	11,825
Total noninterest income	149,364	74,432	36,533
Noninterest expense:
Compensation and benefits	136,826	124,354	106,741
Information services	30,004	31,603	31,846
Occupancy	35,323	27,119	22,352
General, administrative and other	33,510	32,538	34,302
Total noninterest expense	235,663	215,614	195,241
Income from continuing operations before income taxes	101,894	48,708	28,255
Income taxes from continuing operations	21,904	7,988	2,032
Income from continuing operations	79,990	40,720	26,223
Income (loss) from discontinued operations before income taxes	—	(28,285)	17,610
Income taxes (tax benefit) for discontinued operations	—	(5,077)	3,806
Income (loss) from discontinued operations	—	(23,208)	13,804
Net income	$79,990	$17,512	$40,027
Net income (loss) per share
Basic:
Income from continuing operations	$3.50	$1.57	$0.97
Income (loss) from discontinued operations	—	(0.91)	0.51
Total	$3.50	$0.66	$1.48
Diluted:
Income from continuing operations	$3.47	$1.55	$0.97
Income (loss) from discontinued operations	—	(0.90)	0.51
Total	$3.47	$0.65	$1.47
Weighted average shares outstanding:
Basic	22,867,268	25,573,488	26,970,916
Diluted	23,076,822	25,770,783	27,168,135
See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2020	2019	2018

Net income	$79,990	$17,512	$40,027
Other comprehensive income:
Unrealized gain (loss) on investment securities available for sale ("AFS")	39,627	27,490	(10,295)
Reclassification for net (gains) losses included in income	(341)	7	(235)
Other comprehensive income (loss) before tax	39,286	27,497	(10,530)
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	8,322	5,656	(2,163)
Reclassification for net (gains) losses included in income	(72)	1	(50)
Total	8,250	5,657	(2,213)
Other comprehensive income	31,036	21,840	(8,317)
Total comprehensive income	$111,026	$39,352	$31,710

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total temporary equity	Total permanent equity

Balance, December 31, 2017	26,888,288	$339,520	$371,982	$(7,122)	$—	$704,380
Net income	—	—	40,027	—	—	40,027
Share-based compensation expense	—	3,012	—	—	—	3,012
Common stock issued	107,060	418	—	—	—	418
Other comprehensive loss	—	—	—	(8,317)	—	(8,317)
Balance, December 31, 2018	26,995,348	342,950	412,009	(15,439)	—	739,520
Net income	—	—	17,512	—	—	17,512
Share-based compensation expense	—	(434)	—	—	—	(434)
Cumulative effect of adoption of new accounting standards	—	—	1,532	(2,080)	—	(548)
Common stock issued	104,080	376	—	—	—	376
Other comprehensive income	—	—	—	21,840	—	21,840
Common stock repurchased	(3,208,573)	(20,287)	(25,521)	—	(52,735)	(98,543)
Reclassification to temporary equity	—	(21,876)	(30,859)	—	52,735	—
Balance, December 31, 2019	23,890,855	300,729	374,673	4,321	—	679,723
Net income	—	—	79,990	—	—	79,990
Share-based compensation expense	—	2,376	—	—	—	2,376
Common stock issued	140,386	1,099	—	—	—	1,099
Cumulative effect of adoption of new accounting standards	—	—	(3,740)	—	—	(3,740)
Other comprehensive income	—	—	—	31,036	—	31,036
Dividends declared on common stock ($0.60 per share)	—	—	(13,865)	—	—	(13,865)
Common stock repurchased	(2,234,337)	(25,699)	(33,170)	—	—	(58,869)
Balance, December 31, 2020	21,796,904	$278,505	$403,888	$35,357	$—	$717,750

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,990	$17,512	$40,027
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (reversal of provision) for credit losses	20,469	(500)	3,000
Depreciation and amortization, premises and equipment	9,438	10,769	12,954
Amortization of premiums, discounts: AFS securities, deposits, debt	9,013	7,655	7,914
Operating leases: excess of payments over amortization	(3,488)	(2,597)	—
Amortization of finance leases	1,277	2,029	—
Amortization of core deposit intangibles	1,372	1,636	1,626
Amortization of deferred loan fees and costs	1,195	1,643	(1,984)
Share-based compensation expense	2,693	(163)	3,361
Net (gain) loss on sale of investment securities	(341)	7	(235)
Loss on lease abandonment and exit costs	10,873	16,619	5,096
Deferred income tax expense (benefit)	(10,065)	(29,903)	12,777
Loss on debt extinguishment	1,492	—	—
Origination of LHFS	(2,453,110)	(3,757,549)	(6,075,290)
Proceeds from sale of LHFS	2,407,287	4,097,511	6,448,808
Net fair value adjustment and gain on sale of LHFS	(81,439)	(78,994)	(93,766)
Origination of mortgage servicing rights	(31,012)	(34,606)	(61,871)
Net gain on sale of LHFI	(6,895)	(9,534)	(1,956)
Change in fair value of mortgage servicing rights	37,567	35,902	(6,711)
Amortization of MSRs	5,657	5,214	4,383
Gain on sale of mortgage servicing rights	—	(6,206)	—
(Increase) decrease in other assets	(38,728)	14,932	(8,064)
Increase (decrease) in accounts payable and other liabilities	11,210	(32,547)	(4,058)
Net cash provided by (used in) operating activities	(25,545)	258,830	286,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(373,264)	(330,532)	(189,660)
Proceeds from sale of investment securities	62,378	184,871	46,081
Principal payments on investment securities	208,610	145,771	106,798
Proceeds from sale of OREO	650	1,138	836
Proceeds from sale of LHFI	576,388	769,354	548,770
Purchase of LHFI	(20,124)	—	(1,953)
Proceeds from sale of mortgage servicing rights	—	3,255	65,369
Net cash provided by disposal of discontinued operations	2,800	182,189	—
Net increase in LHFI	(690,302)	(822,474)	(1,132,521)
Proceeds from sale of premises and equipment	1,460	—	808
Purchases of premises and equipment	(3,298)	(2,257)	(9,724)
Net cash used for acquisitions	—	(47,389)	—
Proceeds from sale of Federal Home Loan Bank stock	145,801	161,254	179,789
Purchases of Federal Home Loan Bank stock	(143,721)	(138,156)	(178,647)
Net cash provided by (used in) investing activities	(232,622)	107,024	(564,054)

	Years Ended December 31,
(in thousands)	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$481,464	$213,572	$290,152
Repayment of long term borrowings	(7,082)	(56,000)	(31,500)
Changes in short term borrowings, net	(143,200)	(424,000)	4,000
Repayment of finance lease principal	(1,209)	(1,694)	—
Repurchases of common stock	(58,009)	(98,543)	—
Proceeds from stock issuance, net	237	105	68
Dividends paid on common stock	(13,865)	—	—
Net cash provided by (used in) financing activities	258,336	(366,560)	262,720
Net increase (decrease) in cash and cash equivalents	169	(706)	(15,323)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash, cash equivalents and restricted cash, beginning of year	57,880	58,586	73,909
Cash, cash equivalents and restricted cash, end of year	58,049	57,880	58,586
Less restricted cash included in other assets	—	—	604
CASH AND CASH EQUIVALENTS AT END OF YEAR	$58,049	$57,880	$57,982
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$44,466	$93,325	$67,552
Federal and state income taxes	20,992	33,625	(5,785)
Non-cash activities:
LHFI foreclosed and transferred to OREO	370	915	455
Loans transferred from HFI to HFS	595,529	916,483	634,205
Loans transferred from HFS to HFI	25,995	8,705	71,584
Ginnie Mae loans recognized with the right to repurchase, net	92,366	—	—
Ginnie Mae loans derecognized with the right to repurchase, net	—	28,281	1,674
Repurchase of common stock - award settlement	860	—	—
Receivable from sale of mortgage servicing rights	—	2,117	3,337
Acquisition:
Assets acquired	—	116,402	—
Liabilities assumed	—	74,941	—
Goodwill	—	5,928	—
See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

HomeStreet, Inc., a State of Washington corporation organized in 1921, (the "Corporation") is a Washington-based diversified financial services holding company whose operations are primarily conducted through its wholly owned subsidiaries (collectively the "Company") HomeStreet Capital Corporation, HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank"), and the Bank's subsidiaries, HomeStreet Reinsurance, Ltd., Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC and HS Cascadia Holdings LLC. The Company is principally engaged in commercial banking, mortgage banking and consumer/retail banking activities serving customers primarily in the Western United States.

The Bank, the Company’s principal operating subsidiary, is engaged in commercial banking, mortgage banking and consumer/retail banking activities. The Bank was incorporated in the State of Washington in 1986, and as a state-chartered non-member commercial bank is subject to examination by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC").

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company allocates resources and assesses financial performance on a consolidated basis and therefore has one reporting segment. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates.

Reclassifications

Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation. These reclassifications had no effect on prior years' net income or stockholders’ equity.

Immaterial Restatement: Subsequent to the issuance of the June 30, 2020 financial statements, management concluded that purchases of and proceeds from the sale of Federal Home Loan Bank stock were incorrectly classified as financing activities, rather than investing activities, in the consolidated statements of cash flows. To correct this classification error, amounts previously reported for the purchases of and proceeds from the sale of Federal Home Loan Bank stock for 2019 and 2018 as financing activities are reported as investing activities in the consolidated statement of cash flows.

Discontinued Operations

During 2019, the Company's Board of Directors (the "Board") adopted a Resolution of Exit or Disposal of Home Loan Center ("HLC") Based Mortgage Banking Operations to sell or abandon the assets and transfer or terminate the personnel associated with the Company's high-volume HLC-based mortgage origination business and related servicing. The Company also successfully closed and settled two separate sales of the rights to service $14.3 billion in total unpaid principal balance of single family mortgage loans serviced for others. At the end of the second quarter 2019, we also entered into a non-binding letter of interest to sell our ownership interest in WMS LLC. In accordance with Accounting Standards Codification (ASC) 205-20, the Company determined that the Board's decision to sell or abandon the assets and personnel associated with the Company's HLC-based mortgage business, the related mortgage servicing rights ("MSR") sales and the sale of WMS LLC met the criteria to be classified as discontinued operations and its operating results and financial condition are presented as discontinued operations in the consolidated financial statements for 2019 and prior periods. These discontinued operations activities, including the exit or disposal of the former Mortgage Banking Segment, were concluded by December 31, 2019. Consequently, we ceased discontinued operations accounting effective January 1, 2020. Unless otherwise indicated, information included in these notes to the consolidated financial statements for 2019 and 2018 are presented on a consolidated operations basis, which includes results from both continuing and discontinued operations.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, certificates of deposits with maturities of less than ninety days, investment securities with original maturities of less than ninety days and federal funds sold. The Bank maintains most of its excess cash at the Federal Reserve Bank of San Francisco ("FRBSF"), with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. Restricted cash of $6.6 million and $5.1 million at December 31, 2020 and 2019, respectively, is included in cash and cash equivalents.

Investment Securities

Investment securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Investments not classified as trading securities nor as held-to-maturity ("HTM") securities are classified as AFS securities and recorded at fair value. Unrealized gains or losses on AFS securities are excluded from net income and reported net of taxes as a separate component of other comprehensive income included in shareholders’ equity. Purchase premiums and discounts are recognized in interest income using the effective interest method over the life of the securities. Purchase premiums or discounts related to mortgage-backed securities are amortized or accreted using projected prepayment speeds. Gains and losses on the sale of AFS securities are recorded on the trade date and are determined using the specific identification method.

The Company evaluates AFS securities in an unrealized loss position, using a qualitative approach, at the end of each quarter to determine whether the decline in value is temporary or permanent. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. When qualitative factors indicate that a credit loss may exist, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. The Company recognizes an ACL if a loss is considered to exist, measured as the difference between the present value of expected cash flows and the amortized cost basis of the security, limited by the amount that the security’s fair value is less than its amortized cost basis. The Company does not believe any of these securities that were in an unrealized loss position at December 31, 2020 represent a credit loss impairment.

The Company evaluates HTM securities at the end of each quarter to determine if any expected credit losses exist. No ACL for HTM securities was recorded as of December 31, 2020.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Des Moines ("FHLB"), and as such, is required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are recorded as a component of interest income.

Loans Held for Sale

Loans originated for sale in the secondary market or designated for whole loan sales are classified as loans held for sale. Management has elected the fair value option for all single family loans held for sale (originated with the intent to market for sale) and records these loans at fair value. Gains and losses from changes in fair value on loans held for sale are recognized in net gain on mortgage loan origination and sale activities within noninterest income. Direct loan origination costs and fees for single family loans originated as held for sale are recognized in earnings.

Multifamily and Small Business Administration ("SBA") loans held for sale are accounted for at the lower of amortized cost or fair value ("LOCOM"). LOCOM valuations are performed quarterly or at the time of transfer to or from loans held for sale. Related gains and losses are recognized in net gain on mortgage loan origination and sale activities. Direct loan origination costs and fees for multifamily and SBA loans classified as held for sale are deferred at origination and recognized in earnings at the time of sale.

Loans Held for Investment

Loans held for investment are reported at the principal amount outstanding, net of cumulative charge-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans. When a loan is designated as held for investment, the intent is to hold these loans for the foreseeable future or until maturity or pay-off. If subsequent changes occur as part of the balance sheet management process, the Company may change its intent to hold these loans. Once a determination has been made to sell such loans, they are transferred to loans held for sale and carried at the lower of cost or fair value. Interest on loans is recognized at the contractual rate of interest and is only accrued if deemed collectible. Deferred fees and costs and premiums and discounts are amortized over the contractual terms of the underlying loans using the constant effective yield (the interest method) or straight-line method.

Nonaccrual Loans

Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are placed on nonaccrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal or interest payment or if part of the principal balance has been charged off. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. All payments received on nonaccrual loans are accounted for using the cost recovery method. Under the cost recovery method, all cash collected is applied first to reduce the outstanding principal balance. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current and the collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans whose repayments are insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veterans' Affairs ("VA") are maintained on accrual status even if 90 days or more past due.

Troubled Debt Restructurings

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as TDRs. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a time frame of at least six months, and the ultimate collectability of the total contractual restructured principal and interest is reasonably assured.

ACL for LHFI

The ACL for LHFI is a valuation account that is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loans. Loan balances are charged off against the ACL when management believes the non-collectability of a loan balance is confirmed. Expected recoveries may not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The ACL for LHFI, as reported in our consolidated balance sheets, is adjusted by a provision for credit losses and reduced by the charge-offs of loan amounts, net of recoveries.
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
The credit loss estimation process involves procedures to appropriately consider the unique characteristics of its two loan portfolios, the consumer loan portfolio and the commercial loan portfolio. These two portfolios are further disaggregated into loan pools, the level at which credit risk is monitored. When computing ACL levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the ACL is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, based on the factors and forecasts then prevailing, may result in material changes in the ACL and provision for credit losses in those future periods.

Credit Loss Measurement
The ACL level is influenced by current conditions related to loan volumes, loan asset quality ratings ("AQR") migration or delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses has two basic components: first, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics and second an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans.
Loans that Share Similar Risk Characteristics with Other Loans
For loans that share similar risk characteristics, loans are segregated into loan pools based on similar risk characteristics, like product types or areas of risk concentration to estimate the ACL.
The Company's ACL model methodology is to build a reserve rate using historical life of loan default rates combined with assessments of current loan portfolio information and current and forecasted economic environment and business cycle information. The model uses statistical analysis to determine the life of loan default rates for the quantitative component and analyzes qualitative factors (Q-Factors) that assess the current loan portfolio conditions and forecasted economic environment and collateral values. Below is the general overview our ACL model.
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
Under current expected credit losses methodology ("CECL"), the Company groups pools of loans by similar risk characteristics. Using these pools, sub-pools are established at a more granular level incorporating delinquency status and original FICO or original LTV (for consumer loans) and risk ratings (for commercial loans). Using the pool and sub-pool structure, cohorts are established historically on a quarterly basis containing the population in these sets as of that point in time. After the establishment of these cohorts, the loans within the cohorts are then tracked from that point forward to establish long-term Probability of Default ("PD") at the sub-pool level and Loss Given Default ("LGD") for the pool level. These historical cohorts and their PD/LGD outcomes are then averaged together to establish expected PDs and LGDs for each sub-pool.

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
The environmental factors of a borrower and the areas in which the entity's credit is concentrated, such as: changes and expected changes in the general market condition of either the geographical area or the industry to which the entity has exposure
An eighth Q-Factor, Management Overlay, allows the Bank to adjust specific pools when conditions exist that were not contemplated in the model design that warrant an adjustment. The economic downturn caused by the COVID-19 pandemic and resulting accounting treatment of forbearances is an example of such a condition.
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

Additional details describing the model by portfolio are below:
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
Consumer Loan Portfolio Estimated Loss Rate Model
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
Commercial Loan Portfolio
The commercial loan portfolio is comprised of the non-owner occupied commercial real estate, multifamily, construction and land development, owner occupied commercial real estate and commercial business loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party’s financial position. These other factors include assessing liquidity, net worth, leverage, other outstanding indebtedness of the borrower, the quality and reliability of cash expected to flow through the borrower (including the outflow to other lenders) and prior known experiences with the borrower.
This information is used to assess financial capacity, profitability and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.
Commercial Loan Portfolio Loss Rate Model
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

Commercial portfolio cohorts are established by grouping each ACL sub-pool at a point in time. Once historical cohorts are established, the loans in the cohort are tracked moving forward for default events. The Q-Factors adjust the expected historic loss rates for current and forecasted conditions that are not provided for in the historical loss information. All the Q-Factors noted above are evaluated for Commercial portfolio loans except for Commercial Business and Owner Occupied Commercial Real Estate ("CRE") loans which exclude the collateral values Q-Factor. The Company has determined that these loans are primarily underwritten by evaluating the cash flow of the business and not the underlying collateral. Factors above are evaluated based on current conditions and forecasts (as applicable), using a seven-point scale ranging from significant improvement to significant deterioration.
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
The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, collateral values for collateral dependent loans are updated every twelve months, either from external third parties or in-house certified appraisers. A third-party appraisal is required at least annually for substandard loans and OREO. For performing consumer loans secured by real estate that are classified as collateral dependent, the Bank determines the fair value estimates quarterly using automated valuation services. Once the expected loss amount is determined, an ACL is recorded equal to the calculated expected credit loss and included in the ACL. If the calculated expected loss is determined to be permanent or not recoverable, the expected credit loss will be charged off. Factors considered by management in determining if the expected credit loss is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames, or the loss becomes evident owing to the borrower's lack of assets or, for single family loans, the loan is 180 days or more past due unless both well-secured and in the process of collection.
ACL for Off-Balance Sheet Credit Exposures
The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. Reserves are required for off-balance sheet credit exposures that are not unconditionally cancellable. The ACL on unfunded loan commitments is based on an estimate of unfunded commitment utilization over the life of the loan, applying the EL to the estimated utilization balance as of the reporting period end date. As these estimated credit loss calculations are similar to the funded LHFI they share similar risks plus the additional risk from estimating commitment utilization.
Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at net realizable value (fair value of collateral less estimated costs to sell). At the time of possession, an appraisal is obtained and any excess of the loan balance over the net realizable value is charged against the ACL. After foreclosure, valuations are periodically performed by management. Any subsequent declines in fair value are recorded as a charge to current period earnings with a corresponding write-down to the asset. All legal fees and direct costs, including foreclosure and other related costs are expensed as incurred.

Mortgage Servicing Rights

MSRs are recognized as separate assets on our consolidated balance sheets upon purchase of the rights or when we retain the right to service loans that we have sold. We initially record all MSRs at fair value. For subsequent measurements, single family MSRs are accounted for at fair value during the life of the MSR, with changes in fair value recorded through current period earnings, while multifamily and SBA MSRs are accounted for at the lower of amortized cost or fair value.

Subsequent fair value measurements of MSRs are determined by considering the present value of estimated future net servicing cash flows. Changes in the fair value of MSRs result from changes in (1) model inputs and assumptions and (2) modeled amortization, representing the collection and realization of expected cash flows and curtailments over time. The significant model inputs used to measure the fair value of MSRs include assumptions regarding market interest rates, projected prepayment speeds, discount rates, estimated costs of servicing and other income and additional expenses associated with the collection of delinquent loans.

For single family MSRs, loan servicing income includes fees earned for servicing the loans and the changes in fair value over the reporting period of both our MSRs and the derivatives used to economically hedge our MSRs. For other MSRs, loan servicing income includes fees earned for servicing the loans less the amortization of the related MSRs and any impairment adjustments.

Revenues

Descriptions of our primary revenue-generating activities that fall within the scope of ASC Topic 606 and are presented in our consolidated income statements as follows:

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

Sale of Other Real Estate Owned

A gain or loss, the difference between the cost basis of the property and its sale price, on other real estate owned is recognized when the performance obligation is met, which is at the time the property title is transferred to the buyer. To record a sale of REO, the Company evaluates if: (a) a commitment on the buyer’s part exists, (b) collection is probable in circumstances where the initial investment is minimal and (c) the buyer has obtained control of the asset, including the significant risks and rewards of the ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain cannot be recognized.

Other non-interest income includes revenue related to mortgage servicing activities and gains on sales of loans, which are not subject to the requirements of ASU Topic 606.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from 2 to 27 years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related leases. The Company periodically evaluates premises and equipment for impairment.

Leases

We determine if an arrangement is a lease at inception. Operating and finance leases are included in lease right-of-use ("ROU") assets, and lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The lease liability is recognized at commencement date based on the present value of lease payments over the lease term. The right-of-use asset is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as prepaid rent, lease incentives and deferred rent. As the rate implicit in most of our leases are not readily determinable, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease contract at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components, which are generally accounted for separately for real estate leases.

Certain of our lease agreements include rental payments that adjust periodically based on changes in the CPI. We initially measure the present value of the lease payments using the index at the lease commencement date. Subsequent increases in the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. The ROU assets and lease liabilities are not re-measured as a result of changes in the CPI.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for our financing leases is comprised of the amortization of the right-of-use asset and interest expense recognized based on the effective interest method.

We use the long-lived assets impairment guidance under ASC Topic 360-10-35, "Property, Plant and Equipment," to determine whether an ROU asset is impaired, and if impaired, the amount of loss to recognize. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These could include vacating the leased space, obsolescence, or physical damage to a facility. If an impairment loss is recognized for a ROU asset, the adjusted carrying amount of the ROU asset would be its new accounting basis. The remaining ROU asset (after the impairment write-down) is amortized on a straight-line basis over the remaining lease term.

Goodwill and Other Intangible Assets

Goodwill is recorded upon completion of a business combination as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill has been determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company typically performs its annual impairment testing in the second quarter.

Intangible assets with definite useful lives, such as core deposit intangible assets arising from bank acquisitions, are amortized over their estimated useful lives.

On March 25, 2019, the Company completed its acquisition of a branch and its related deposits and loans in San Diego County from Silvergate Bank, along with its business lending team. The application of the acquisition method of accounting resulted in recording goodwill of $5.9 million and core deposit intangibles of $1.9 million.

Securities Sold Under Agreements to Repurchase

From time to time, the Company may enter into sales of securities under agreements to repurchase ("repurchase agreements"). Repurchase agreements are accounted for as financing arrangements with the obligation to repurchase securities sold reflected as a liability on the consolidated balance sheets. The securities underlying the repurchase agreements continue to be recognized as AFS securities in the consolidated balance sheet.

Income Taxes

Our income tax expense is the total of current year income tax due or refundable and the change in deferred tax assets and liabilities.

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets and tax carryforwards are only recognized if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We are subject to federal income tax and also state income taxes in a number of different states.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company recognizes interest and / or penalties related to income tax matters in income tax expense.

Derivatives and Hedging Activities

In the ordinary course of business, the Company enters into derivative transactions to manage various risks and to accommodate the business requirements of its customers. The fair value of derivative instruments are recognized as either assets or liabilities on the consolidated balance sheet. All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities. For derivative instruments designated as non-hedging activities (also referred to as economic hedges), the change in fair value is recognized currently in earnings. Gains and losses on derivative contracts utilized for economically hedging the mortgage pipeline are recognized as part of the net gain on mortgage loan origination and sale activities within noninterest income. Gains and losses on derivative contracts utilized for economically hedging our single family MSRs are recognized as part of loan servicing income within noninterest income.

For derivative instruments designated as hedging activities, a qualitative analysis is performed at inception to determine if the derivative instrument is highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period that the hedge is designated. Subsequently, a qualitative assessment of a hedge’s effectiveness is performed on a quarterly basis. All derivative instruments that qualify and are designated for hedge accounting are recorded at fair value and classified as either a hedge of the fair value of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is highly effective and designated as a fair value hedge is recognized in earnings and the change in fair value on the hedged item attributable to the hedged risk adjusts the carrying amount of the hedged item and is recognized currently in earnings. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recorded in other comprehensive income (loss) until cash flows of the hedged item are realized. All amounts recognized in earnings are presented in the same income statement line item as the earnings effect of the hedged item.

If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss).

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. The Company minimizes counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, as appropriate.

The Company also executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are hedged by simultaneously entering into an offsetting interest rate swap that the Company executes with a third party, such that the Company minimizes its net risk exposure.

Share-Based Compensation

The Company issues various forms of stock-based compensation awards annually, including restricted stock units ("RSUs") and performance stock units ("PSUs"). The Company has issued stock options in prior years. Compensation expense related to RSUs is based on the fair value of the underlying stock on the award date and is recognized over the period in which an employee is required to provide services in exchange for the award, generally the vesting period. PSUs are subject to performance-based and market-based vesting criteria in addition to a requisite service period and cliff vest based on those conditions at the end of three years. The grant date fair value of PSUs is determined through the use of an independent third party which employs the use of a Monte Carlo simulation. The Monte Carlo simulation estimates grant date fair value using input assumptions similar to those used in the Black-Scholes model, however, it also incorporates into the grant date fair value calculation the probability that the performance targets will be achieved. The Black-Scholes model, which is utilized to estimate the fair value of stock options, uses certain assumptions to determine grant-date fair value such as: expected volatility, expected term of the option, expected risk-free rate of interest and expected dividend yield on the Company’s common stock. Forfeitures of stock-based awards are recognized when they occur.

Fair Value Measurement

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value is an exit price, representing the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Fair value measures are classified according to a three-tier fair value hierarchy, which is based on the observability of inputs used to measure fair value. GAAP requires the Company to maximize the use of observable inputs when measuring fair value. Changes in assumptions or in market conditions could significantly affect these estimates.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Contingencies

Contingent liabilities, including those that exist as a result of a guarantee or indemnification, are recognized when it becomes probable that a loss has been incurred and the amount of the loss is reasonably estimable. For indemnifications provided in sales agreements, a portion of the sale proceeds is allocated to the guarantee, which adjusts the gain or loss that would otherwise result from the transaction. For these indemnifications, the initial liability is amortized to income as the Company's risk is reduced or when the indemnification expires.

Earnings per Share

Earnings per share of common stock is calculated on both a basic and diluted basis, based on the weighted average number of common and common equivalent shares outstanding. Basic earnings per share excludes potential dilution from common equivalent shares, such as those associated with stock-based compensation awards, and is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as common equivalent shares associated with stock-based compensation awards, were exercised or converted into common stock that would then share in the net earnings of the Company. Potential dilution from common equivalent shares is determined using the treasury stock method, reflecting the potential settlement of stock-based compensation awards resulting in the issuance of additional shares of the Company’s common stock. Stock-based compensation awards that would have an anti-dilutive effect have been excluded from the determination of diluted earnings per share.

Marketing Costs

The Company expenses marketing costs, including advertising, in the period incurred. We incurred $2.3 million, $5.9 million and $6.9 million in marketing costs during 2020, 2019 and 2018, respectively.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds, eliminates, and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted ASU No. 2018-13 on January 1, 2020 and it did not impact the Company's consolidated financial statements.

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

On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology ("ALLL") with an expected loss methodology that is referred to as CECL. The measurement of the expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments. In addition, ASC 326 made changes to the accounting for credit losses for AFS securities.

The Company adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposure. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a decrease of $3.7 million to the beginning balance of retained earnings on January 1, 2020 for the cumulative effect of adopting this guidance.
The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of this guidance.
The following table illustrates the impact of the adoption of CECL on January 1, 2020.

(in thousands)	As reported under ASC 450-20	Impact of ASC 326 adoption	As reported under ASC 326

Assets (1)
LHFI
Commercial real estate loans
Non-owner occupied commercial real estate	$7,245	$(3,392)	$3,853
Multifamily	7,015	(2,977)	4,038
Construction/land development
Multifamily construction	2,848	693	3,541
Commercial real estate construction	624	(115)	509
Single family construction	3,800	4,280	8,080
Single family construction to permanent	1,003	200	1,203
Total	22,535	(1,311)	21,224
Commercial and industrial loans
Owner occupied commercial real estate	3,639	(2,459)	1,180
Commercial business	2,915	510	3,425
Total	6,554	(1,949)	4,605
Consumer loans
Single family	6,450	468	6,918
Home equity and other	6,233	4,635	10,868
Total	12,683	5,103	17,786
Total ACL	41,772	1,843	43,615
Liabilities
ACL on unfunded loan commitments	1,065	1,897	2,962
Total	$42,837	$3,740	$46,577
(1) There was no impact from the adoption of this standard to our investment securities.

Recent Accounting Pronouncements - Issued Not Yet Adopted

In December 2019, the FASB issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in GAAP. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current balance sheet, income statement or financial statement disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): This ASU provides optional expedients and exceptions for contracts, hedging relationship, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848), which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition to alternative rates. The ASUs are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of these ASUs, but does not expect them to have a material impact on the Company’s current balance sheet, income statement or financial statement disclosures.

NOTE 2–INVESTMENT SECURITIES:

The following tables set forth certain information regarding the amortized cost and fair values of our investment securities AFS and HTM.

	At December 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage-backed securities ("MBS"):
Residential	$50,001	$1,237	$(192)	$51,046
Commercial	43,061	2,131	(8)	45,184
Collateralized mortgage obligations ("CMOs")
Residential	228,685	6,319	(95)	234,909
Commercial	155,645	3,719	(181)	159,183
Municipal bonds	533,719	31,321	(337)	564,703
Corporate debt securities	14,381	841	—	15,222
Agency debentures	1,846	—	—	1,846
	$1,027,338	$45,568	$(813)	$1,072,093
HTM
Municipal bonds	$4,271	$236	$—	$4,507

	At December 31, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$93,283	$120	$(1,708)	$91,695
Commercial	37,972	411	(358)	38,025
CMOs:
Residential	292,370	935	(1,687)	291,618
Commercial	156,693	684	(1,223)	156,154
Municipal bonds	333,303	8,997	(982)	341,318
Corporate debt securities	18,391	313	(43)	18,661
U.S. Treasury securities	1,296	11	—	1,307
	$933,308	$11,471	$(6,001)	$938,778
HTM
Municipal bonds	$4,372	$129	$—	$4,501

MBS and CMOs represent securities primarily issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2020 and 2019, substantially all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services or Moody's Investors Services.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(7)	$1,196	$(185)	$1,432	$(192)	$2,628
Commercial	(8)	925	—	—	(8)	925
CMOs:
Residential	(95)	7,391	—	—	(95)	7,391
Commercial	(39)	6,687	(142)	15,358	(181)	22,045
Municipal bonds	(337)	10,512	—	—	(337)	10,512
Total	$(486)	$26,711	$(327)	$16,790	$(813)	$43,501

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(409)	$18,440	$(1,299)	$68,362	$(1,708)	$86,802
Commercial	(352)	21,494	(6)	2,483	(358)	23,977
CMOs:
Residential	(965)	171,708	(722)	29,264	(1,687)	200,972
Commercial	(680)	67,160	(543)	41,605	(1,223)	108,765
Municipal bonds	(334)	39,127	(648)	45,869	(982)	84,996
Corporate debt securities	(5)	3,689	(38)	1,743	(43)	5,432
Total	$(2,745)	$321,618	$(3,256)	$189,326	$(6,001)	$510,944

There were no HTM securities in an unrealized loss position at December 31, 2020 and 2019.

The Company has evaluated AFS securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of December 31, 2020 and 2019. In addition, as of December 31, 2020 and 2019, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield for the periods indicated below. The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis.

	At December 31, 2020
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$4,024	3.19%	$14,978	3.82%	$59,496	3.26%	$486,205	3.29%	$564,703	3.30%
Corporate debt securities	183	4.27%	7,059	3.74%	7,980	4.78%	—	—%	15,222	4.30%
Agency debentures	—	—%	—	—%	—	—%	1,846	2.68%	1,846	2.68%
Total	$4,207	3.24%	$22,037	3.80%	$67,476	3.45%	$488,051	3.29%	$581,771	3.33%

HTM
Municipal bonds	$—	—%	$4,507	2.47%	$—	—%	$—	—%	$4,507	2.47%

	At December 31, 2019
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$5,337	3.41%	$555	3.90%	$13,000	3.01%	$322,426	3.61%	$341,318	3.59%
Corporate debt securities	1,007	3.40%	7,544	3.64%	10,022	3.70%	88	6.10%	18,661	3.67%
U.S. Treasury securities	1,307	2.82%	—	—%	—	—%	—	—%	1,307	2.82%
Total	$7,651	3.31%	$8,099	3.66%	$23,022	3.31%	$322,514	3.62%	$361,286	3.59%

HTM
Municipal bonds	$—	—%	$1,787	2.90%	$2,714	2.09%	$—	—%	$4,501	2.41%

MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of December 31, 2020 and 2019 was 1.92% and 2.34%, respectively.

Sales of investment securities were as follows for the periods indicated:

	Years Ended December 31,
(in thousands)	2020	2019	2018

Proceeds	$62,378	$184,871	$46,081
Gross gains	1,334	894	310
Gross losses	(993)	(901)	(75)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law.

	At December 31,
(in thousands)	2020	2019

Washington, Oregon and California State to secure public deposits	$171,471	$200,571
Other securities pledged	3,391	4,332
Total securities pledged as collateral	$174,862	$204,903

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk. There were no securities pledged under repurchase agreements at December 31, 2020 and 2019.

Tax-exempt interest income on AFS securities was $10.7 million, $10.2 million and $8.5 million for 2020, 2019 and 2018, respectively.

NOTE 3-LOANS AND CREDIT QUALITY:
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

The Company's LHFI is divided into two portfolios, consumer loans and commercial loans. Within each portfolio, the Company monitors and assesses credit risk based on the risk characteristics of each of the following loan classes: single family and home equity and other loans within the consumer loan portfolio and non-owner occupied commercial real estate, multifamily, construction and land development, owner occupied commercial real estate and commercial business loans within the commercial loan portfolio.
LHFI consist of the following.

	At December 31,
(in thousands)	2020	2019

Commercial real estate loans
Non-owner occupied commercial real estate	$829,538	$895,546
Multifamily	1,428,092	999,140
Construction/land development	553,695	701,762
Total	2,811,325	2,596,448
Commercial and industrial loans
Owner occupied commercial real estate	467,256	477,316
Commercial business	645,723	414,710
Total	1,112,979	892,026
Consumer loans
Single family (1)	915,123	1,072,706
Home equity and other	404,753	553,376
Total	1,319,876	1,626,082
Total LHFI	5,244,180	5,114,556
ACL	(64,294)	(41,772)
Total LHFI less ACL	$5,179,886	$5,072,784	(2)

(1)    Includes $7.1 million and $3.5 million at December 31, 2020 and 2019, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.
(2)    Net deferred loans fees and costs of $24.5 million are now included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform to the current period presentation.

Loans totaling $1.4 billion and $2.0 billion at December 31, 2020 and 2019, respectively, were pledged to secure borrowings from the FHLB and loans totaling $569 million and $491 million at December 31, 2020 and 2019, respectively, were pledged to secure borrowings from the FRBSF.

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At December 31, 2020 multifamily loans in the state of California represented 18.5% of the total portfolio. At December 31, 2019 single family loans in Washington and multifamily loans in California represented 10.7% and 12.2% of the total portfolio, respectively.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio as of December 31, 2020. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
During 2020, the historical expected loss rates decreased from January 1, 2020 implementation due to minimal losses and our stable portfolio credit composition. During 2020, the Qualitative Factors increased significantly due to the forecasted impacts of the COVID-19 pandemic. As of December 31, 2020, the Bank expects that the markets in which it operates will have deterioration in collateral values and economic outlook over the two-year forecast period, with negative risk factors peaking in the first year and modestly improving in the second year.
In addition to the ACL for LHFI, the Company maintains a separate ACL on unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The ACL on unfunded commitments was $1.6 million and $1.1 million at December 31, 2020 and 2019, respectively.
The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $21.2 million at December 31, 2020 and was reported in other assets in the consolidated balance sheets.
Activity in the ACL was as follows.

	Years Ended December 31,
(in thousands)	2020	2019	2018

ACL for LHFI
Beginning balance	$41,772	$41,470	$37,847
Provision for credit losses	21,843	(122)	2,826
Net (charge-offs) recoveries	(1,164)	424	797
Impact of ASC 326 adoption	1,843	—	—
Ending balance	$64,294	$41,772	$41,470

ACL for unfunded commitments:
Beginning balance	$1,065	$1,443	$1,269
Provision for credit losses	(1,374)	(378)	174
Impact of ASC 326 adoption	1,897	—	—
Ending balance	$1,588	$1,065	$1,443

Provision for credit losses:
Loans	$21,843	$(122)	$2,826
Unfunded commitments	(1,374)	(378)	174
Total	$20,469	$(500)	$3,000

Activity in the ACL by loan portfolio and loan sub-class was as follows.

	Year Ended December 31, 2020
(in thousands)	Prior to adoption of ASC 326	Impact of ASC 326 adoption	Charge-offs	Recoveries	Provision	Ending balance

Commercial real estate loans
Non-owner occupied commercial real estate	$7,245	$(3,392)	$—	$—	$4,992	$8,845
Multifamily	7,015	(2,977)	—	—	2,034	6,072
Construction/land development
Multifamily construction	2,848	693	—	—	1,362	4,903
Commercial real estate construction	624	(115)	—	—	1,161	1,670
Single family construction	3,800	4,280	—	163	(3,113)	5,130
Single family construction to permanent	1,003	200	—	—	112	1,315
Total	22,535	(1,311)	—	163	6,548	27,935
Commercial and industrial loans
Owner occupied commercial real estate	3,639	(2,459)	(896)	—	4,710	4,994
Commercial business	2,915	510	(640)	110	14,148	17,043
Total	6,554	(1,949)	(1,536)	110	18,858	22,037
Consumer loans
Single family	6,450	468	(17)	187	(182)	6,906
Home equity and other	6,233	4,635	(456)	385	(3,381)	7,416
Total	12,683	5,103	(473)	572	(3,563)	14,322
Total ACL	$41,772	$1,843	$(2,009)	$845	$21,843	$64,294

	Year Ended December 31, 2019
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Commercial real estate loans
Non-owner occupied commercial real estate	$5,495	$—	$—	$1,750	$7,245
Multifamily	5,754	—	—	1,261	7,015
Construction/land development	9,001	—	215	(941)	8,275
Total	20,250	—	215	2,070	22,535
Commercial and industrial loans
Owner occupied commercial real estate	3,278	—	—	361	3,639
Commercial business	2,875	(315)	147	208	2,915
Total	6,153	(315)	147	569	6,554
Consumer loans
Single family	8,217	—	145	(1,912)	6,450
Home equity and other	6,850	(272)	504	(849)	6,233
Total	15,067	(272)	649	(2,761)	12,683
Total ACL	$41,470	$(587)	$1,011	$(122)	$41,772

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

Per the Company's policies, most commercial loans pools are non-homogenous and are regularly assessed for credit quality. The rating categories can be generally described by the following groupings for non-homogeneous loans:
•1-6: These loans meet the definition of "Pass" assets. They are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less costs to acquire and sell in a timely manner, of any underlying collateral.
•7: These loans meet the regulatory definition of "Special Mention." They contain potential weaknesses, that if uncorrected may result in deterioration of the likelihood of repayment or in the Bank’s credit position.
•8: These loans meet the regulatory definition of "Substandard". They are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. They have well-defined weaknesses and have unsatisfactory characteristics causing unacceptable levels of risk.
•10: A loan, or the portion of a loan determined to meet the regulatory definition of “Loss.” The amounts classified as loss have been charged-off.

The risk rating categories can be generally described by the following groupings for homogeneous loans:
•1-6: These loans meet the definition of "Pass" assets. A homogenous "Pass" loan is typically risk rated based on payment performance.
•7: These loans meet the regulatory definition of “Special Mention.” A homogeneous special mention loan, risk rated 7, is less than 90 days past due from the required payment date at month-end.
•8: These loans meet the regulatory definition of “Substandard”. A homogeneous substandard loan, risk rated 8, is 90 days or more past due from the required payment date at month-end.
•10: These loans meet the regulatory definition of "Loss". A closed-end homogeneous loan not secured by real estate is risk rated 10 when past due 120 cumulative days or more from the contractual due date. Closed-end homogenous loans secured by real estate and all open-end homogenous loans are risk rated 10 when past due 180 cumulative days or more from the contractual due date. These loans, or the portion of these loans classified as loss, are generally charged-off in the month in which the applicable past due period elapses.

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

The following table presents a vintage analysis of the commercial portfolio by loan sub-class, risk rating and delinquency status.

	At December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Non-owner occupied commercial real estate
1-6 Pass	$53,782	$176,556	$165,268	$147,719	$150,221	$131,935	$796	$1,031	$827,308
7- Special Mention	—	—	—	—	—	2,230	—	—	2,230
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	53,782	176,556	165,268	147,719	150,221	134,165	796	1,031	829,538
Multifamily
1-6 Pass	711,009	324,246	100,572	32,693	166,937	92,255	380	—	1,428,092
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	711,009	324,246	100,572	32,693	166,937	92,255	380	—	1,428,092
Multifamily construction
1-6 Pass	12,182	21,366	45,256	11,823	—	—	—	—	90,627
7- Special Mention	—	—	—	—	24,702	—	—	—	24,702
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	12,182	21,366	45,256	11,823	24,702	—	—	—	115,329
Commercial real estate construction
1-6 Pass	3,963	—	2,104	14,721	—	614	5,883	—	27,285
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	3,963	—	2,104	14,721	—	614	5,883	—	27,285
Single family construction
1-6 Pass	121,233	47,539	14,055	—	—	600	75,743	—	259,170
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	121,233	47,539	14,055	—	—	600	75,743	—	259,170
Single family construction to permanent
Current	62,955	72,825	15,443	688	—	—	—	—	151,911
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	62,955	72,825	15,443	688	—	—	—	—	151,911
Owner occupied commercial real estate
1-6 Pass	48,647	60,872	58,582	85,275	98,046	50,596	—	4,354	406,372
7- Special Mention	—	—	5,977	3,529	—	—	—	69	9,575
8 - Substandard	—	19,407	1,111	10,750	17,122	2,919	—	—	51,309
Total	48,647	80,279	65,670	99,554	115,168	53,515	—	4,423	467,256
Commercial business
1-6 Pass	345,540	63,020	47,710	22,556	18,411	14,972	76,218	2,577	591,004
7- Special Mention	—	10,837	2,058	6,653	—	—	3,975	166	23,689
8 - Substandard	—	5,923	11,327	2,338	1,891	1,001	8,438	112	31,030
Total	345,540	79,780	61,095	31,547	20,302	15,973	88,631	2,855	645,723
Total commercial portfolio	$1,359,311	$802,591	$469,463	$338,745	$477,330	$297,122	$171,433	$8,309	$3,924,304

The following table presents a vintage analysis of the consumer portfolio by loan sub-class and delinquency status.

	At December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$174,994	$111,143	$154,757	$168,412	$59,161	$242,444	$—	$—	$910,911
Past due:
30-59 days	—	570	—	318	—	390			1,278
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	824	335	405	386	—	984	—	—	2,934
Total (1)	175,818	112,048	155,162	169,116	59,161	243,818	—	—	915,123
Home equity and other
Current	1,878	1,230	1,311	1,363	431	5,126	384,005	8,147	403,491
Past due:
30-59 days	98	22	—	—	—	11	66	31	228
60-89 days	—	13	—	—	—	—	129	—	142
90+ days	—	9	—	—	275	24	584	—	892
Total	1,976	1,274	1,311	1,363	706	5,161	384,784	8,178	404,753
Total consumer portfolio	$177,794	$113,322	$156,473	$170,479	$59,867	$248,979	$384,784	$8,178	$1,319,876
Total LHFI	$1,537,105	$915,913	$625,936	$509,224	$537,197	$546,101	$556,217	$16,487	$5,244,180

(1)    Includes $7.1 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

The following tables present a vintage analysis of year-to-date charge-offs and year-to-date recoveries of the commercial portfolio and consumer portfolio by loan sub-class.

	At December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Single family construction
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	163	—	—	163
Net	—	—	—	—	—	163	—	—	163
Owner occupied commercial real estate
Charge-offs	—	—	—	—	—	(896)	—	—	(896)
Recoveries	—	—	—	—	—	—	—	—	—
Net	—	—	—	—	—	(896)	—	—	(896)
Commercial business
Charge-offs	—	—	—	(42)	(102)	(496)	—	—	(640)
Recoveries	—	—	—	—	—	110	—	—	110
Net	—	—	—	(42)	(102)	(386)	—	—	(530)
Commercial portfolio
Charge-offs	—	—	—	(42)	(102)	(1,392)	—	—	(1,536)
Recoveries	—	—	—	—	—	273	—	—	273
Total net	$—	$—	$—	$(42)	$(102)	$(1,119)	$—	$—	$(1,263)

	At December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Charge-offs	$—	$(3)	$(14)	$—	$—	$—	$—	$—	$(17)
Recoveries	—	—	—	—	—	187	—	—	187
Net	—	(3)	(14)	—	—	187	—	—	170
Home equity and other
Charge-offs	—	(73)	(33)	(1)	—	—	(349)	—	(456)
Recoveries	—	14	4	7	6	168	186	—	385
Net	—	(59)	(29)	6	6	168	(163)	—	(71)
Consumer Portfolio
Charge-offs	—	(76)	(47)	(1)	—	—	(349)	—	(473)
Recoveries	—	14	4	7	6	355	186	—	572
Total net	—	(62)	(43)	6	6	355	(163)	—	99
All loans
Charge-offs	—	(76)	(47)	(43)	(102)	(1,392)	(349)	—	(2,009)
Recoveries	—	14	4	7	6	628	186	—	845
Total net	$—	$(62)	$(43)	$(36)	$(96)	$(764)	$(163)	$—	$(1,164)

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type.

	At December 31, 2020
(in thousands)	Land	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied commercial real estate	$1,789	$—	$—	$3,133	$—	$4,922
Commercial business	1,787	545	—	—	2,882	5,214
Total	3,576	545	—	3,133	2,882	10,136
Consumer loans
Single family	—	2,457	—	—	—	2,457
Total	—	2,457	—	—	—	2,457
Total collateral-dependent loans	$3,576	$3,002	$—	$3,133	$2,882	$12,593

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans as of the dates indicated:

	At December 31, 2020		At December 31, 2019
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

Commercial and industrial loans
Owner occupied commercial real estate	$4,922	$4,922	$2,891	$2,891
Commercial business	3,100	9,183	2,954	3,446
Total	8,022	14,105	5,845	6,337
Consumer loans
Single family	2,173	4,883	1,652	5,364
Home equity and other	2	1,734	10	1,160
Total	2,175	6,617	1,662	6,524
Total nonaccrual loans	$10,197	$20,722	$7,507	$12,861

The following tables present an aging analysis of our portfolio as of the dates indicated:

	At December 31, 2020
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (4)	Current	Total loans

Commercial real estate loans
Non-owner occupied commercial real estate	$—	$—	$—		$—	$—	$829,538	$829,538
Multifamily	—	—	—		—	—	1,428,092	1,428,092
Construction/land development
Multifamily construction	—	—	—		—	—	115,329	115,329
Commercial real estate construction	—	—	—		—	—	27,285	27,285
Single family construction	—	—	—		—	—	259,170	259,170
Single family construction to permanent	—	—	—		—	—	151,911	151,911
Total	—	—	—		—	—	2,811,325	2,811,325
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—		4,922	4,922	462,334	467,256
Commercial business	—	—	—		9,183	9,183	636,540	645,723
Total	—	—	—		14,105	14,105	1,098,874	1,112,979
Consumer loans
Single family	2,161	418	11,476	(2)	4,883	18,938	896,185	915,123	(1)
Home equity and other	228	135	—		1,734	2,097	402,656	404,753
Total	2,389	553	11,476		6,617	21,035	1,298,841	1,319,876
Total loans	$2,389	$553	$11,476		$20,722	$35,140	$5,209,040	$5,244,180
%	0.05%	0.01%	0.22%		0.40%	0.67%	99.33%	100.00%

	At December 31, 2019
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (4)	Current	Total loans

Commercial real estate loans
Non-owner occupied commercial real estate	$—	$—	$—		$—	$—	$895,546	$895,546
Multifamily	—	—	—		—	—	999,140	999,140
Construction and land development	—	—	—		—	—	701,762	701,762
Total	—	—	—		—	—	2,596,448	2,596,448
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—		2,891	2,891	474,425	477,316
Commercial business	44	—	—		3,446	3,490	411,220	414,710
Total	44	—	—		6,337	6,381	885,645	892,026
Consumer loans
Single family	5,694	4,261	19,702	(2)	5,364	35,021	1,037,685	1,072,706	(1)
Home equity and other	837	372	—		1,160	2,369	551,007	553,376
Total	6,531	4,633	19,702		6,524	37,390	1,588,692	1,626,082
Total loans	$6,575	$4,633	$19,702		$12,861	$43,771	$5,070,785	$5,114,556	(3)
%	0.13%	0.09%	0.39%		0.25%	0.86%	99.14%	100.00%

(1)Includes $7.1 million and $3.5 million of loans at December 31, 2020 and 2019, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Net deferred loans fees and costs of $24.5 million were included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform with the current period presentation.
(4)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $14.7 million and $28.4 million at December 31, 2020 and 2019, respectively.

The following tables present information about troubled debt restructuring ("TDR") activity by concession type during the periods indicated.

	Year Ended December 31, 2020
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs

Commercial and industrial
Owner occupied commercial real estate
Payment restructure	1	$678	$—
Commercial business
Payment restructure	1	1,125	—
Total commercial and industrial
Payment restructure	2	1,803	—
Total	2	1,803	—
Consumer loans
Single family
Interest rate reduction	27	5,979	—
Payment restructure	14	2,695	—
Total	41	8,674	—
Total loans
Interest rate reduction	27	5,979	—
Payment restructure	16	4,498	—
Total	43	$10,477	$—

	Year Ended December 31, 2019
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs

Commercial real estate loans
Construction and land development
Payment restructure	1	$4,675	$—
Total	1	4,675	—
Commercial and industrial loans
Owner occupied commercial real estate
Payment restructure	1	5,840	—
Commercial business
Payment restructure	1	259	—
Total commercial and industrial
Payment restructure	2	6,099	—
Total	2	6,099	—
Consumer loans
Single family
Interest rate reduction	21	3,925	—
Payment restructure	118	25,795	—
Home equity and other
Payment restructure	1	116	—
Total consumer
Interest rate reduction	21	3,925	—
Payment restructure	119	25,911	—
Total	140	29,836	—
Total loans
Interest rate reduction	21	3,925	—
Payment restructure	122	36,685	—
Total	143	$40,610	$—

	Year Ended December 31, 2018
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs

Commercial and industrial loans
Commercial business
Payment restructure	2	$267	$—
Total	2	267	—
Consumer loans
Single family
Interest rate reduction	17	3,174	—
Payment restructure	153	31,626	—
Total	170	34,800	—
Total loans
Interest rate reduction	17	3,174	—
Payment restructure	155	31,893	—
Total	172	$35,067	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during 2020 and 2019, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Years Ended December 31,
	2020		2019
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans - single family	20	$3,809	13	$3,059

The Coronavirus Aid, Relief and Economic Security ("CARES") Act provides temporary relief from the accounting and disclosure requirements for TDRs for certain loan modifications that are the result of a hardship that is related, either directly or indirectly, to the COVID-19 pandemic. In addition, interagency guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that borrowers who receive relief are not experiencing financial difficulty if they meet the following qualifying criteria:

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

As of December 31, 2020, excluding any SBA guaranteed loans for which the government was making payments as provided for under the CARES Act, or single family loans that are guaranteed by FHA or VA, the Company has outstanding balances of $117 million on 226 loans that were approved for forbearance under this program.

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

This section reports results prior to the January 1, 2020 adoption of ASC 326 and is presented in accordance with previously applicable GAAP.
The following table summarizes designated loan grades by loan portfolio and loan class.

	At December 31, 2019
(in thousands)	Pass		Special mention	Substandard	Total

Commercial real estate loans
Non-owner occupied commercial real estate	$894,896		$—	$—	$894,896
Multifamily	996,498		—	—	996,498
Construction/land development	681,445		20,954	—	702,399
Total	2,572,839		20,954	—	2,593,793
Commercial and industrial loans
Owner occupied commercial real estate	460,319		12,709	5,144	478,172
Commercial business	402,060		9,405	3,415	414,880
Total	862,379		22,114	8,559	893,052
Consumer loans
Single family	1,056,166	(1)	8,802	5,364	1,070,332
Home equity and other	531,102		664	1,160	532,926
Total	1,587,268		9,466	6,524	1,603,258
Total LHFI	$5,022,486		$52,534	$15,083	$5,090,103
(1)    Includes $3.5 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.
The following tables disaggregate our ACL and recorded investment in loans by impairment methodology.

	At December 31, 2019
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Commercial real estate loans
Non-owner occupied commercial real estate	$7,249	$—	$7,249	$894,896	$—	$894,896
Multifamily	7,015	—	7,015	996,498	—	996,498
Construction/land development	8,679	—	8,679	702,399	—	702,399
Total	22,943	—	22,943	2,593,793	—	2,593,793
Commercial and industrial loans
Owner occupied commercial real estate	3,640	—	3,640	475,281	2,891	478,172
Commercial business	2,953	8	2,961	411,386	3,494	414,880
Total	6,593	8	6,601	886,667	6,385	893,052
Consumer loans
Single family	6,333	117	6,450	1,005,386	61,503	1,066,889
Home equity and other	6,815	28	6,843	532,038	863	532,901
Total	13,148	145	13,293	1,537,424	62,366	1,599,790
Total loans evaluated for impairment	42,684	153	42,837	5,017,884	68,751	5,086,635
Loans carried at fair value (1)	—	—	—	—	—	3,468
Total LHFI	$42,684	$153	$42,837	$5,017,884	$68,751	$5,090,103
(1)    Comprised of single family loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

The following tables present impaired loans by loan portfolio and loan class.

	At December 31, 2019
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Commercial and industrial loans
Owner occupied commercial real estate	$2,891	$3,013	$—
Commercial business	2,954	3,267	—
Total	5,845	6,280	—
Consumer loans
Single family (3)	60,009	60,448	—
Home equity and other	472	472	—
Total	60,481	60,920	—
Total	66,326	67,200	—
With an allowance recorded:
Commercial and industrial loans
Commercial business	540	919	8
Total	540	919	8
Consumer loans
Single family	1,494	1,494	117
Home equity and other	391	391	28
Total	1,885	1,885	145
Total	2,425	2,804	153
Combined:
Commercial and industrial loans
Owner occupied commercial real estate	2,891	3,013	—
Commercial business	3,494	4,186	8
Total	6,385	7,199	8
Consumer loans
Single family (3)	61,503	61,942	117
Home equity and other	863	863	28
Total	62,366	62,805	145
Total impaired loans	$68,751	$70,004	$153

(1)Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.
(2)Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.
(3)Includes $59.8 million in single family performing TDRs.

The following tables provide the average recorded investment and interest income recognized on impaired loans by portfolio and loan class.

	Years Ended December 31,
	2019		2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial real estate loans
Non-owner occupied commercial real estate	$2	$—	$—	$—
Multifamily	293	14	676	25
Construction/land development	1,351	—	625	24
Total	1,646	14	1,301	49
Commercial and industrial loans
Owner occupied commercial real estate	2,927	112	1,912	93
Commercial business	2,211	37	2,303	104
Total	5,138	149	4,215	197
Consumer loans
Single family	66,845	2,701	69,022	2,636
Home equity and other	1,062	59	1,261	78
Total	67,907	2,760	70,283	2,714
Total impaired loans	$74,691	$2,923	$75,799	$2,960

NOTE 4–PREMISES AND EQUIPMENT, NET:

Premises and equipment consisted of the following.

	At December 31,
(in thousands)	2020	2019

Furniture and equipment	$52,761	$56,849
Leasehold improvements	40,801	46,088
Land and buildings	35,594	34,558
Total	129,156	137,495
Less: accumulated depreciation	(64,054)	(60,522)
Net	$65,102	$76,973

NOTE 5–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows.

	At December 31,	Weighted Average Rate	At December 31,	Weighted Average Rate
(dollars in thousands)	2020		2019

Noninterest-bearing demand deposits	$1,337,010	—%	$907,918	—%
Interest-bearing demand accounts	484,265	0.10%	373,832	0.38%
Savings	264,024	0.07%	219,182	0.21%
Money market	2,596,453	0.21%	2,224,494	1.25%
Certificates of deposit	1,139,807	0.93%	1,614,533	2.24%
Total	$5,821,559	0.29%	$5,339,959	1.23%

There were $331 million and $330 million in public funds included in deposits at December 31, 2020 and 2019, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	December 31, 2020

Within one year	$982,823
One to two years	117,040
Two to three years	20,989
Three to four years	14,812
Four to five years	3,894
Thereafter	249
Total	$1,139,807

The aggregate amount of time deposits in denominations of more than $250,000 at December 31, 2020 and 2019 was $130 million and $223 million, respectively. There were $210 million and $266 million of brokered deposits at December 31, 2020 and 2019, respectively.

NOTE 6– BORROWINGS:

The Company borrows funds through advances from the Des Moines FHLB. FHLB advances totaled $302 million and $347 million as of December 31, 2020, and 2019, respectively. The $302 million of FHLB advances outstanding at December 31, 2020 matured in the first quarter of 2021. Weighted-average interest rates on the advances were 0.32%, 1.86%, and 2.63% at

December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, the Company held $20.3 million and $22.4 million respectively, of FHLB stock.

At December 31, 2020, there were $20.8 million of outstanding borrowings from the FRBSF which bore interest at 0.25%. At December 31, 2019, we had $125 million of federal funds purchased and securities sold under agreements to repurchase.

NOTE 7–LONG-TERM DEBT:

At December 31, 2020 and 2019, the Company had outstanding $64 million of Senior Notes and $62 million of trust preferred securities. The Senior Notes bear interest at a rate of 6.50% and mature in 2026.

The Company issued trust preferred securities during the period from 2005 through 2007, resulting in a debt balance of $62 million that remains outstanding at December 31, 2020. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

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

NOTE 8–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives consist of the following.

	At December 31, 2020
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$977,974	$1,035	$(3,714)
Interest rate lock commitments	493,873	17,395	(3)
Interest rate swaps	536,969	17,459	(20,511)
Eurodollar futures	314,000	—	(4)
Total derivatives before netting	$2,322,816	35,889	(24,232)
Netting adjustment/Cash collateral (1)		(8,250)	21,447
Carrying value on consolidated balance sheet		$27,639	$(2,785)

	At December 31, 2019
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$651,838	$830	$(492)
Interest rate lock and purchase loan commitments	124,379	2,281	(58)
Interest rate swaps	688,516	27,097	(10,889)
Eurodollar futures	2,232,000	3	—
Total derivatives before netting	$3,696,733	30,211	(11,439)
Netting adjustment/Cash collateral (1)		(21,414)	9,101
Carrying value on consolidated balance sheet		$8,797	$(2,338)

(1)    Includes net cash collateral paid of $13.2 million and net cash collateral received of $12.3 million at December 31, 2020 and 2019, respectively.
The Company nets derivative assets and liabilities when a legally enforceable master netting agreement exists between the Company and the derivative counterparty. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated balance sheets, with changes in fair value reflected in current period earnings.

The following tables present gross fair value and net carrying value information about derivative instruments.

(in thousands)	Gross fair value	Netting adjustments/Cash collateral (1)	Carrying value

At December 31, 2020
Derivative assets	$35,889	$(8,250)	$27,639
Derivative liabilities	(24,232)	21,447	(2,785)
At December 31, 2019
Derivative assets	$30,211	$(21,414)	$8,797
Derivative liabilities	(11,439)	9,101	(2,338)

(1)    Includes net cash collateral paid of $13.2 million and net cash collateral received of $12.3 million at December 31, 2020 and 2019, respectively.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets. Payables related to cash collateral that has been received from counterparties is included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At December 31, 2020 and 2019, the Company had liabilities of $3.3 million and $15.2 million, respectively, in cash collateral received from counterparties and receivables of $16.5 million and $2.9 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated.

	Years Ended December 31,
(in thousands)	2020	2019

Recognized in noninterest income: (1)
Net gain (loss) on loan origination and sale activities (2)	$(7,675)	$(19,394)
Loan servicing income (loss) (3)	20,820	14,435
Other (4)	(421)	121

(1)Includes both continuing and discontinued operations for 2019.
(2)Comprised of IRLCs and forward contracts used as economic hedges of single family mortgage loans held for sale.
(3)Comprised of interest rate swaps, interest rate swaptions, futures and forward contracts used as economic hedges of single family MSRs.
(4)Comprised of interest rate swaps used as economic hedges of loans held for investment.

The notional amount of open interest rate swap agreements executed with commercial banking customers at December 31, 2020 and 2019 were $246 million and $144 million, respectively.

NOTE 9–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following.

	At December 31,
(in thousands)	2020	2019

Single family	$194,643	$105,458
Commercial real estate, multi-family and SBA	167,289	128,841
Less: Amounts attributed to discontinued operations	—	(26,122)
Total	$361,932	$208,177
Loans sold consisted of the following for the periods indicated:

	Years Ended December 31,
(in thousands)	2020	2019	2018

Single family (1)	$1,985,944	$3,925,302	$6,300,838
Commercial real estate, multi-family and SBA	908,776	843,864	591,121
Total	$2,894,720	$4,769,166	$6,891,959

(1) 2019 and 2018 amounts include both continuing and discontinued operations.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Years Ended December 31,
(in thousands)	2020	2019	2018

Single family	$100,795	$86,686	$174,473
Commercial real estate, multi-family and SBA	21,769	17,492	11,776
Less: Amounts attributed to discontinued operations	—	(60,056)	(174,383)
Total	$122,564	$44,122	$11,866

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

	At December 31,
(in thousands)	2020	2019

Single family	$5,914,592	$7,023,441
Commercial real estate, multi-family and SBA	1,844,241	1,618,876
Total	$7,758,833	$8,642,317

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud.

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Years Ended December 31,
(in thousands)	2020	2019

Balance, beginning of period	$2,871	$3,120
Additions, net of adjustments (1)	(281)	226
Realized losses (2)	(468)	(475)
Balance, end of period	$2,122	$2,871

(1)Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2)Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with investors to advance scheduled principal and interest amounts on delinquent loans.
Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $3.0 million and $2.5 million were recorded in other assets as of December 31, 2020 and 2019, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At December 31, 2020 and 2019, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $102 million and $9 million, respectively. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Years Ended December 31,
(in thousands)	2020	2019	2018

Servicing income, net:
Servicing fees and other	$32,037	$39,561	$70,091
Amortization of single family MSRs (1)	(17,754)	(20,670)	(34,705)
Amortization of multifamily and SBA MSRs	(5,657)	(5,214)	(4,383)
	8,626	13,677	31,003
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)(3)	(19,955)	(16,224)	39,348
Net gain (loss) from derivatives hedging	20,820	14,435	(40,474)
Total	865	(1,789)	(1,126)
Less: Amounts attributed to discontinued operations	—	(2,103)	(25,054)
Loan servicing income	$9,491	$9,785	$4,823

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speeds and cash flow projections.
(3)Includes pre-tax loss of $919 thousand and pre-tax gain of $573 thousand, net of transaction costs and prepayment reserves, resulting from the sales of single family MSRs for 2019 and 2018, respectively.

The Company determines fair value of single family MSRs using a valuation model that calculates the net present value of estimated future cash flows. Estimates of future cash flows include contractual servicing fees, ancillary income and costs of servicing, the timing of which are impacted by assumptions, primarily expected prepayment speeds and discount rates, which relate to the underlying performance of the loans. The changes in single family MSRs measured at fair value are as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018

Beginning balance	$68,109	$252,168	$258,560
Additions and amortization:
Originations	19,424	28,788	55,608
Sale	—	(176,944)	(66,902)
Amortization (1)	(17,754)	(20,670)	(34,705)
Net additions and amortization	1,670	(168,826)	(45,999)
Changes in fair value assumptions (2)	(19,813)	(15,233)	39,607
Ending balance	$49,966	$68,109	$252,168

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speeds and cash flow projections.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows.

	Years Ended December 31, (2)
(rates per annum)	2020	2019	2018

Constant prepayment rate ("CPR") (1)	11.37%	18.23%	15.86%
Discount rate	7.82%	9.31%	10.29%

(1)Represents the expected lifetime average CPR used in the model.
(2)Based on a weighted average.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below.

	At December 31, 2020		At December 31, 2019

	Range of Inputs	Average(1)	Range of Inputs	Average(1)
CPRs	8.13% - 19.70%	12.81%	13.08% - 26.55%	17.67%
Discount Rates	6.50% - 13.14%	8.27%	8.70% - 13.75%	9.18%

(1) The averages for 2020 are averages of all the inputs within the range while the averages for 2019 are weighted averages.

To compute hypothetical sensitivities of the value of our single MSRs to immediate adverse changes in key assumptions, we computed the impact of changes in CPRs and in discount rates as outlined below:

(dollars in thousands)	At December 31, 2020

Fair value of single family MSRs	$49,966
Expected weighted-average life (in years)	4.59
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(3,255)
Impact on fair value of 50 basis points adverse change in interest rates	$(6,163)
Discount rate
Impact on fair value of 100 basis points increase	$(1,838)
Impact on fair value of 200 basis points increase	$(3,545)

Generally, increases in the CPR or the discount rate utilized in the fair value measurements of single family MSRs will result in a decrease in fair value. Conversely, decreases in the CPR or the discount rate will result in an increase in fair value. These sensitivities are hypothetical and subject to key assumptions of the underlying valuation model. As the table above demonstrates, the Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in key assumptions. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another, which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

In March 2019, the Company successfully closed and settled two sales of the rights to service an aggregate of $14.3 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, Ginnie Mae and Freddie Mac. These sales resulted in a $0.9 million pre-tax loss which is included in discontinued operations for 2019.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Years Ended December 31,
(in thousands)	2020	2019	2018

Beginning balance	$29,494	$28,328	$26,093
Origination	11,587	5,832	6,268
Amortization	(5,307)	(4,666)	(4,033)
Ending balance	$35,774	$29,494	$28,328

At December 31, 2020, the expected weighted-average life of the Company's multifamily MSRs was 10.63 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At December 31, 2020

2021	$5,009
2022	4,838
2023	4,678
2024	4,436
2025	4,100
2026 and thereafter	12,713
Carrying value of multifamily MSR	$35,774

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

NOTE 10–COMMITMENTS, GUARANTEES AND CONTINGENCIES:

Commitments

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. In addition, the Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company's financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio.

These commitments include the following.

	At December 31,
(in thousands)	2020	2019

Unused consumer portfolio lines	$389,122	$485,143
Commercial portfolio lines (1)	656,065	722,242
Commitments to fund loans	68,345	52,762
Total	$1,113,532	$1,260,147

(1) Includes undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments of $395 million and $435 million at December 31, 2020 and 2019, respectively.

The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon. The Company has recorded an ACL on unfunded loan commitments, included in accounts payable and other liabilities on the consolidated balance sheets, of $1.6 million and $1.1 million at December 31, 2020 and 2019, respectively.

The Company has entered into certain agreements to invest in qualifying small businesses and small enterprises and a tax exempt bond partnership that have not been recognized in the Company's financial statements. At December 31, 2020 and 2019 we had $19.2 million and $20.7 million, respectively, of future commitments to invest in these enterprises.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of December 31, 2020 and 2019, the total unpaid principal balance of loans sold under this program was $1.8 billion and $1.5 billion, respectively. The Company's reserve liability related to this arrangement totaled $2.1 million and $2.8 million at December 31, 2020 and 2019, respectively. There were no losses incurred under this arrangement during 2020, 2019 or 2018.

Mortgage repurchase liability

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud.

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $6.0 billion and $7.1 billion as of December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities, of $2.1 million and $2.9 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. The Company did not have any material amounts reserved for legal claims as of December 31, 2020.

NOTE 11–INCOME TAXES:

Income tax expense (benefit) from continuing operations consisted of following:

	Years Ended December 31,
(in thousands)	2020	2019	2018

Current expense
Federal	$27,166	$32,738	$(11,205)
State and local	4,804	5,153	(54)
Deferred (benefit) expense
Federal	(11,076)	(28,313)	14,215
Revaluation of deferred items (1)	—	—	(4,899)
State and local	(1,596)	(4,292)	1,489
Tax credit investment amortization	2,606	2,702	2,486
Total	$21,904	$7,988	$2,032

(1) As a result of a change in corporate tax rates, we recognized a $4.9 million deferred income tax benefit in 2018 to adjust our outstanding deferred tax balances to the revised tax rates.

Income tax expense (benefit) from continuing operations differed from amounts computed at the federal income tax statutory rate as follows:

	Years Ended December 31,
	2020		2019		2018
(in thousands)	Rate	Amount	Rate	Amount	Rate	Amount

Income before taxes		$101,894		$48,708		$28,255

Federal tax statutory rate	21.00%	21,398	21.00%	10,229	21.00%	5,934
State tax - net of federal tax benefit	2.54%	2,587	(0.45)%	(217)	4.08%	1,152
Tax-exempt interest benefit	(1.81)%	(1,849)	(2.85)%	(1,388)	(5.75)%	(1,626)
Stock-based compensation expense	(0.16)%	(159)	(0.25)%	(123)	(0.95)%	(268)
Impact from Federal Rate Change	—%	—	—%	—	(17.34)%	(4,899)
Provision to return true-up	—%	—	—%	—	4.38%	1,238
Other	(0.07)%	(73)	(1.05)%	(513)	1.77%	501
Total	21.50%	$21,904	16.40%	$7,988	7.19%	$2,032

The following is a summary of the Company's deferred tax assets and liabilities:

	At December 31,
(in thousands)	2020	2019

Deferred taxes assets
Provision for loan losses	$15,957	$11,914
Federal and state net operating loss carryforwards	849	1,361
Accrued liabilities	2,152	2,653
Other investments	451	231
Lease liability	15,290	25,806
Nonaccrual interest	497	817
Stock options	820	785
Loan valuation	454	712
Other, net	2,262	1,264
Total	38,732	45,543

Deferred taxes liabilities
Mortgage servicing rights	(18,663)	(20,946)
Deferred loan fees and costs	(10,972)	(12,047)
Lease right-of-use assets	(10,435)	(25,406)
Unrealized gain on investment AFS securities	(9,409)	(1,159)
Premises and equipment	(3,620)	(4,588)
Intangibles	(829)	(886)
Other, net	(171)	(300)
Total	(54,099)	(65,332)
Net deferred tax liability	$(15,367)	$(19,789)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2020, management determined that sufficient evidence exists to support the future utilization of all of the Company's deferred tax assets.

Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. At December 31, 2020 and 2019, the Company has federal net operating loss carryforwards totaling $1.0 million and $3.4 million, respectively, which are from tax years prior to 2018. As such, they can be carried forward for a period of 20 years and will begin to expire between 2029 and 2036. The Company also has state net operating loss carryforwards as of December 31, 2020 and 2019 of $12.1 million and $12.2 million, respectively, that will expire at various dates from 2021 to 2037.

Retained earnings at December 31, 2020 and 2019 include approximately $12.7 million in tax basis bad debt reserves for which no income tax liability has been recorded. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture (i.e., included in taxable income) in certain events, such as in the event HomeStreet Bank ceases to be a bank. In the event of recapture, the Company will incur both federal and state tax liabilities on this pre-1988 bad debt reserve balance at the then prevailing corporate tax rates.

The Company had no recorded unrecognized tax position as of December 31, 2020, 2019 or 2018. During 2018, we settled our only unrecognized tax position and released the $0.5 million reserve.

We are currently under examination, or subject to examination, by various U.S. federal and state taxing authorities. The Company is no longer subject to federal income tax examinations for tax years prior to 2015 or state income tax examination for tax years prior to 2016, generally.

NOTE 12–RETIREMENT BENEFIT PLAN:

The Company maintains a 401(k) Savings Plan for the benefit of its employees. Substantially all of the Company's employees are eligible to participate in the HomeStreet, Inc. 401(k) Savings Plan (the "Plan"). The Plan provides for payment of retirement benefits to employees pursuant to the provisions of the plan and in conformity with Section 401(k) of the Internal Revenue Code. Employees may elect to have a portion of their salary contributed to the Plan. Participants receive a vested employer matching contribution equal to 100% of the first 3.0% and 50% of the next 2.0% of eligible compensation deferred by the participant. Employer contributions of $3.8 million, $5.5 million and $7.5 million were incurred in 2020, 2019, and 2018, respectively.

NOTE 13–SHARE-BASED COMPENSATION PLANS:

In May 2014, the shareholders approved the Company's 2014 Equity Incentive Plan (the "2014 EIP Plan") that provided for the grant of stock options, shares of restricted stock, RSUs, PSUs, stock bonus awards, stock appreciation rights, performance share awards and performance compensation awards and unrestricted stock (collectively, "Equity Incentive Awards") to the Company’s executive officers, other key employees and directors up to 900,000 shares of the Company’s common stock. For 2020 and 2018, the Company recognized stock-based compensation cost of $2.4 million and $3.0 million, respectively. In 2019, the Company recognized a $3.1 million reversal of previously recognized stock-based compensation costs related to PSUs that did not meet their internal performance metrics, resulting in a net benefit of $0.4 million in 2019.

Nonqualified Stock Options

A summary of changes in nonqualified stock options granted for 2020 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Options outstanding at December 31, 2019	233,001	$12.49
Exercised	(44,820)	11.00
Options outstanding at December 31, 2020	188,181	12.85	1.3 years	$3,933
Options exercisable	188,181	12.85	1.3 years	3,933

There were no options granted or forfeited during 2020.

RSUs generally vest over a three year period with the fair market value of the awards determined at the grant date based on the Company's stock price. PSUs vest at the end of a three year period with the fair market value of the awards determined using a Monte Carlo simulation technique. A summary of the status of the combined RSUs and PSUs is as follows:

	Number	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2019	268,706	$28.32
Granted	185,922	20.95
Cancelled or forfeited	(90,110)	26.57
Vested	(68,678)	27.07
Outstanding at December 31, 2020	295,840	$24.52

The assumptions used in the Monte Carlo simulations used to determine fair market value of the PSUs granted in 2020 and 2019 are set forth in the table below:

	2020	2019

Volatility of common stock	33.9%	29.4%
Average volatility of peer companies	34.8%	24.5%
Average correlation coefficient of peer companies	0.7561%	0.7272%
Risk-free interest rate	0.3%	2.3%
Expected term in years	2.76 years	2.69 years

NOTE 14–FAIR VALUE MEASUREMENT:

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

Fair Value Hierarchy
A three-level valuation hierarchy has been established under ASC 820 for disclosure of fair value measurements. The valuation hierarchy is based on the observability of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels are defined as follows:
•Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability take place with sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability for substantially the full term of the financial instrument.
•Level 3 – Unobservable inputs for the asset or liability. These inputs reflect the Company's assumptions of what market participants would use in pricing the asset or liability.

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
Mortgage servicing rights
Single family MSRs
For information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 9, Mortgage Banking Operations.
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

	As of December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$51,046	$—	$48,417	$2,629
Commercial	45,184	—	45,184	—
Collateralized mortgage obligations:
Residential	234,909	—	234,909	—
Commercial	159,183	—	159,183	—
Municipal bonds	564,703	—	564,703	—
Corporate debt securities	15,222	—	15,141	81
Agency debentures	1,846	—	1,846	—
Single family LHFS	194,643	—	194,643	—
Single family LHFI	7,108	—	—	7,108
Single family mortgage servicing rights	49,966	—	—	49,966
Derivatives
Forward sale commitments	1,035	—	1,035	—
Interest rate lock and purchase loan commitments	17,395	—	—	17,395
Interest rate swaps	17,459	—	17,459
Total assets	$1,359,699	$—	$1,282,520	$77,179
Liabilities:
Derivatives
Eurodollar futures	$4	$4	$—	$—
Forward sale commitments	3,714	—	3,714	—
Interest rate lock and purchase loan commitments	3	—	—	3
Interest rate swaps	20,511	—	20,511	—
Total liabilities	$24,232	$4	$24,225	$3

	As of December 31, 2019
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$91,695	$—	$89,831	$1,864
Commercial	38,025	—	38,025	—
Collateralized mortgage obligations:
Residential	291,618	—	291,618	—
Commercial	156,154	—	156,154	—
Municipal bonds	341,318	—	341,318	—
Corporate debt securities	18,661	—	18,573	88
U.S. Treasury securities	1,307	—	1,307	—
Single family LHFS (1)	105,458	—	105,458	—
Single family LHFI	3,468	—	—	3,468
Single family mortgage servicing rights	68,109	—	—	68,109
Derivatives (1)
Eurodollar futures	3	3	—	—
Forward sale commitments	830	—	830	—
Interest rate lock commitments	2,281	—	—	2,281
Interest rate swaps	27,097	—	27,097	—
Total assets	$1,146,024	$3	$1,070,211	$75,810
Liabilities:
Derivatives (1)
Forward sale commitments	$492	$—	$492	$—
Interest rate lock commitments	58	—	—	58
Interest rate swaps	10,889	—	10,889	—
Total liabilities	$11,439	$—	$11,381	$58

(1) Includes both continuing and discontinued operations.
There were no transfers between levels of the fair value hierarchy during 2020 and 2019.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments ("IRCLs"), which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during 2020 and 2019, see Note 9, Mortgage Banking Operations.

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

The Company recognizes unrealized gains and losses from the time that an IRLC is initiated until the gain or loss is realized at the time the loan closes, which generally occurs within 30-90 days. For IRLCs that fall out, any unrealized gain or loss is reversed, which generally occurs at the end of the commitment period. The gains and losses recognized on IRLC derivatives generally correlates to volume of single family interest rate lock commitments made during the reporting period (after adjusting for estimated fall-out) while the amount of unrealized gains and losses realized at settlement generally correlates to the volume of single family closed loans during the reporting period.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $7.1 million and $3.5 million at December 31, 2020 and 2019, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

December 31, 2020
Investment securities AFS	$2,710	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	7,108	Income approach	Implied spread to benchmark interest rate curve	3.96%	10.64%	6.23%
Interest rate lock and purchase loan commitments, net	17,392	Income approach	Fall-out factor	1.97%	38.38%	15.53%
			Value of servicing	0.41%	1.44%	0.97%
December 31, 2019
Investment securities AFS	$1,952	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	3,468	Income approach	Implied spread to benchmark interest rate curve	4.56%	6.87%	5.63%
Interest rate lock and purchase loan commitments, net	2,223	Income approach	Fall-out factor	—%	59.69%	12.20%
			Value of servicing	0.55%	1.77%	1.14%

We had no LHFS where the fair value was not derived with significant observable inputs at December 31, 2020 or 2019.

The following table presents fair value changes and activity for certain Level 3 assets.

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance

Year Ended December 31, 2020
Investment securities AFS	$1,952	$985	$—	$(435)	$208	$2,710
LHFI	3,468	6,088	—	(2,409)	(39)	7,108
Year Ended December 31, 2019
Investment securities AFS	$—	$—	$2,379	$(160)	$(267)	$1,952
LHFS	2,691	5,859	1,630	(10,060)	(120)	—
LHFI	4,057	2,043	(1,630)	(980)	(22)	3,468

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Years Ended December 31,
(in thousands)	2020	2019

Beginning balance, net	$2,223	$10,284
Total realized/unrealized gains	55,911	36,487
Settlements	(40,742)	(44,548)
Ending balance, net	$17,392	$2,223

Nonrecurring Fair Value Measurements

Certain assets held by the Company are not included in the tables above, but are measured at fair value on a periodic basis. These assets include certain LHFI and OREO that are carried at the lower of cost or fair value of the underlying collateral, less the estimated cost to sell. The estimated fair values of real estate collateral are generally based on internal evaluations and appraisals of such collateral, which use the market approach and income approach methodologies. We have omitted disclosure related to quantitative inputs given the insignificance of assets measured on a nonrecurring basis.

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

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial LHFI that are not collateralized by real estate and to the appraisal value of OREO.

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

The following tables present assets classified as Level 3 assets that had changes in their recorded fair value during 2020 and 2019 and what we still held at the end of the respective reporting period.

(in thousands)	Fair Value	Total Gains (Losses)

As of or for the year ended December 31, 2020
LHFI (1)	$3,651	$(1,700)
As of or for the year ended December 31, 2019
LHFI (1)	$266	$316

(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.
Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$58,049	$58,049	$58,049	$—	$—
Investment securities HTM	4,271	4,507	—	4,507	—
LHFI	5,172,778	5,327,711	—	—	5,327,711
LHFS – multifamily and other	167,289	167,289	—	167,289	—
Mortgage servicing rights – multifamily	35,774	38,423	—	—	38,423
Federal Home Loan Bank stock	20,319	20,319	—	20,319	—
Other assets - GNMA EBO loans	101,750	101,750	—	—	101,750
Liabilities:
Certificates of deposit	$1,139,807	$1,143,747	$—	$1,143,747	$—
Borrowings	322,800	322,876	—	322,876	—
Long-term debt	125,838	116,893	—	116,893	—

	At December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$57,880	$57,880	$57,880	$—	$—
Investment securities HTM	4,372	4,501	—	4,501	—
LHFI	5,069,316	5,139,078	—	—	5,139,078
LHFS multifamily and other	128,841	130,720	—	130,720	—
Mortgage servicing rights – multifamily	29,494	32,738	—	—	32,738
Federal Home Loan Bank stock	22,399	22,399	—	22,399	—
Liabilities:
Certificates of deposit	$1,614,533	$1,622,879	$—	$1,622,879	$—
Borrowings	471,590	473,050	125,101	347,949	—
Long-term debt	125,650	115,011	—	115,011	—

NOTE 15–REGULATORY CAPITAL REQUIREMENTS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2020 that the Company and the Bank met all capital adequacy requirements. The following table presents the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

	At December 31, 2020
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$709,655	9.65%	$294,211	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	649,655	11.67%	250,537	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	709,655	12.75%	334,050	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	779,254	14.00%	445,400	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$712,533	9.79%	$291,114	4.0%	$363,893	5.0%
Common equity tier 1 capital (to risk-weighted assets)	712,533	13.51%	237,307	4.5%	342,777	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	712,533	13.51%	316,410	6.0%	421,880	8.0%
Total risk-based capital (to risk-weighted assets)	778,479	14.76%	421,880	8.0%	527,350	10.0%

	At December 31, 2019
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$691,323	10.16%	$272,253	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	631,323	11.43%	248,523	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	691,323	12.52%	331,364	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	739,812	13.40%	441,818	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$712,596	10.56%	$269,930	4.0%	$337,413	5.0%
Common equity tier 1 capital (to risk-weighted assets)	712,596	13.50%	237,451	4.5%	342,985	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	712,596	13.50%	316,602	6.0%	422,136	8.0%
Total risk-based capital (to risk-weighted assets)	758,303	14.37%	422,136	8.0%	527,669	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. No conditions or events have occurred since December 31, 2020 that we believe have changed the Company’s or the Bank’s capital adequacy classifications from those set forth in the above table.

In addition to the minimum capital ratios, both the Company and the Bank are required to maintain a “conservation buffer" consisting of additional Common Equity Tier 1 Capital which is at least 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At December 31, 2020, capital conservation buffers for the Company and the Bank were 6.00% and 6.76%, respectively. The following table sets forth the minimum capital ratios plus the applicable increment of the capital conservation buffer:

CET-1 to risk-weighted assets	7.00%
Tier 1 capital to risk-weighted assets	8.50%
Total capital to risk-weighted assets	10.50%

NOTE 16–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Years Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018

EPS numerator:
Income from continuing operations	$79,990	$40,720	$26,223
Earnings allocated to share repurchase	—	(650)	—
Income from continuing operations available to common shareholders	79,990	40,070	26,223
Income (loss) from discontinued operations	—	(23,208)	13,804
Net income available to common shareholders	$79,990	$16,862	$40,027
EPS denominator:
Weighted average shares:
Basic weighted-average number of common shares outstanding	22,867,268	25,573,488	26,970,916
Dilutive effect of outstanding common stock equivalents	209,554	197,295	197,219
Diluted weighted-average number of common stock outstanding	23,076,822	25,770,783	27,168,135
Net income (loss) per share
Basic:
Income from continuing operations	$3.50	$1.57	$0.97
Income (loss) from discontinued operations	—	(0.91)	0.51
Total	$3.50	$0.66	$1.48
Diluted:
Income from continuing operations	$3.47	$1.55	$0.97
Income (loss) from discontinued operations	—	(0.90)	0.51
Total	$3.47	$0.65	$1.47

NOTE 17–LEASES:

On January 1, 2019, we adopted new FASB guidance on the accounting for leases. We applied the modified retrospective method of adoption and therefore, results for reporting periods beginning after January 1, 2019 are presented under the new guidance while prior periods have not been adjusted.

We have operating and finance leases for certain office space and finance leases for certain equipment. Our leases have remaining lease terms of up to 15 years.
The Company, as sublessor, subleases certain office and retail space in which the terms of the subleases end by December 2027. Under all of our executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $5.2 million in 2021, $4.2 million in 2022, $3.0 million in 2023, $1.3 million in 2024, $0.7 million in 2025 and $1.3 million thereafter.
For 2020 and 2019 we incurred $2.5 million and $5.0 million in impairment charges on lease right-of-use assets, respectively.
The components of lease expense were as follows.

	Years Ended December 31,
(in thousands)	2020	2019

Operating lease cost	$11,989	$14,538
Short-term leases	—	28
Finance lease cost:
Amortization of right-of-use assets	1,277	2,030
Interest on lease liabilities	151	340
Variable lease costs and nonlease components	5,502	6,627
Sublease income	(6,662)	(4,378)
Total	$12,257	$19,185

Total rent expense under non-cancellable operating leases totaled $27.7 million for 2018.
Supplemental cash flow information related to leases were as follows.

	Years Ended December 31,
(in thousands)	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,452	$17,054
Operating cash flows from finance leases	151	340
Financing cash flows from finance leases	1,209	1,694
Right-of-use assets obtained
Operating leases	$5,666	$5,800
Finance leases	—	139
Other changes in right-of-use assets (1)
Operating leases	$(39,924)	$(13,605)
Finance leases	(29)	(1,172)
(1) Relates to changes in assumptions regarding the exercise of renewal options available under real estate lease agreements.

Supplemental information related to leases was as follows.

	At December 31,
(in thousands, except lease term and discount rate)	2020	2019

Operating lease right-of-use assets, included in other assets	$45,560	$86,789
Operating lease liabilities, included in accounts payable and other liabilities	62,563	104,579

Finance lease right-of-use assets, included in other assets	$1,081	$8,084
Finance lease liabilities, included in accounts payable and other liabilities	1,097	8,513

Weighted Average Remaining lease term in years
Operating leases	6.09	11.87
Finance leases	1.52	15.46
Weighted Average Discount Rate
Operating leases	1.71%	3.48%
Finance leases	3.12%	2.63%

Maturities of lease liabilities and obligations under leases classified as nonlease components were as follows.

	Lease Liabilities
(in thousands)	Operating Leases	Finance Leases	Nonlease Components

Year ended December 31,
2021	$13,637	$852	$5,130
2022	12,338	196	4,880
2023	10,346	76	4,302
2024	8,368	—	3,950
2025	7,009	—	3,784
2026 and thereafter	14,195	—	7,811
Total lease payments	65,893	1,124	$29,857
Less imputed interest	3,330	27
Total	$62,563	$1,097

NOTE 18–PARENT COMPANY FINANCIAL STATEMENTS (UNAUDITED):

Condensed financial information for HomeStreet, Inc. is as follows.

Condensed Balance Sheets	At December 31,
(in thousands)	2020	2019

Assets:
Cash and cash equivalents	$20,021	$16,638
Other assets	7,686	4,370
Investment in stock of HomeStreet Bank	780,531	751,227
Investment in stock of other subsidiaries	36,381	34,594
Total assets	$844,619	$806,829
Liabilities:
Other liabilities	$1,031	$1,456
Long-term debt	125,838	125,650
Total liabilities	126,869	127,106
Shareholders' Equity:
Common stock, no par value	278,505	300,729
Retained earnings	403,888	374,673
Accumulated other comprehensive income	35,357	4,321
Total stockholder's equity	717,750	679,723
Total liabilities and stockholder's equity	$844,619	$806,829

Condensed Income Statements	Years Ended December 31,
(in thousands)	2020	2019	2018

Noninterest income
Dividend income from HomeStreet Bank	$82,909	$110,000	$9,523
Equity in undistributed income from subsidiaries	3,374	—	43,920
Distributions in excess of income from subsidiaries	—	(84,146)	—
Other noninterest income	1,773	2,293	2,193
Total revenues	88,056	28,147	55,636
Expenses
Interest expense-net	5,731	4,821	4,856
Noninterest expense	4,136	8,437	10,368
Total expenses	9,867	13,258	15,224
Income before income taxes (benefit)	78,189	14,889	40,412
Income taxes (benefit)	(1,801)	(2,623)	385
Net income	$79,990	$17,512	$40,027

Condensed Statements of Cash Flows	Years Ended December 31,
(in thousands)	2020	2019	2018

Cash flows from operating activities
Net income	$79,990	$17,512	$40,027
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Undistributed earnings from investment in subsidiaries	(3,374)	—	(43,920)
Distributions in excess or earnings from investment in subsidiaries	—	84,146	—
Other	(4,483)	(30)	695
Net cash provided by (used in) operating activities	72,133	101,628	(3,198)

Cash flows from investing activities:
AFS securities: Purchases and principal collections - net	2,886	1,049	1,428
Net cash provided by investing activities	2,886	1,049	1,428

Cash flows from financing activities:
Repurchases of common stock	(58,009)	(98,543)	—
Proceeds from stock issuance, net	238	105	68
Dividends paid on common stock	(13,865)	—	—
Net cash provided by (used in) financing activities	(71,636)	(98,438)	68
Increase (decrease) in cash and cash equivalents	3,383	4,239	(1,702)
Cash and cash equivalents at beginning of year	16,638	12,399	14,101
Cash and cash equivalents at end of year	$20,021	$16,638	$12,399

NOTE 19–DISCONTINUED OPERATIONS:

On March 31, 2019, the Board adopted a Resolution of Exit or Disposal of HLC Based Mortgage Banking Operations to sell or abandon the assets and related personnel associated with those operations. The assets that were sold or abandoned largely represented the Company's former Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential mortgage loans.

The Company determined that the above actions constituted commitment to a plan of exit or disposal of certain long-lived assets (through sale or abandonment) and termination of employees. Further, the Company determined that the shift from a large-scale HLC based originator and servicer to a branch-focused product offering represented a strategic shift. As a result, the HLC-related mortgage banking operations are reported separately from the continuing operations as discontinued operations. In addition, the former Mortgage Banking operating segment and reporting unit were eliminated. This has resulted in a recast of the financial statements in 2019 and prior.
In the first quarter of 2019, the Company successfully closed and settled two sales of the rights to service $14.3 billion in total unpaid principal balance of single family mortgage loans serviced for Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ('Freddie Mac") and Government National Mortgage Association ("Ginnie Mae"). These sales resulted in a $0.9 million pre-tax loss from discontinued operations during 2019.

In June 2019 the Company completed the sale of the HLC based mortgage originations business assets and transfer of personnel to Homebridge Financial Services, Inc. ("Homebridge"). This sale included 47 stand-alone HLCs and the transfer of certain related mortgage personnel. These HLCs, along with certain other mortgage banking related assets and liabilities are classified as discontinued operations in the accompanying consolidated balance sheets and consolidated income statements. HLCs that were not sold were closed during the second quarter of 2019. Certain bank location-based components of the Company's former Mortgage Banking segment, including MSRs on certain mortgage loans that were not part of the sales and right-of-use assets and lease liabilities where we did not obtain full landlord release have been classified as continuing operations.

In November 2019, we sold our ownership interest in WMS LLC at our basis.

These discontinued operations activities were concluded by December 31, 2019. Consequently, we ceased discontinued operations accounting effective January 1, 2020. The following table summarizes the calculation of the net gain (loss) on disposal of discontinued operations.

(in thousands)	Year Ended December 31, 2019

Proceeds from asset sales	$186,692
Book value of assets sold	181,243
Gain on assets sold	5,449
Transaction costs	8,770
Compensation expense related to the transactions	4,636
Facility and IT related costs	13,660
Total costs	27,066
Net loss on disposal	$(21,617)

The carrying amount of major classes of assets and liabilities related to discontinued operations consisted of the following.

(in thousands)	At December 31, 2019

Assets of discontinued operations
LHFS at fair value	$26,123
Other assets	2,505
Total	$28,628
Liabilities of discontinued operations
Account payable and other liabilities	$2,603

Income Statements of Discontinued Operations

	Years Ended December 31,
(in thousands)	2019	2018

Net interest income	$5,858	$12,516
Noninterest income	63,713	200,426
Noninterest expense	97,856	195,332
(Loss) income before income taxes	(28,285)	17,610
Income tax (benefit) expense	(5,077)	3,806
(Loss) income from discontinued operations	$(23,208)	$13,804

Cash Flows from Discontinued Operations

	Years Ended December 31,
(in thousands)	2019	2018

Net cash provided by operating activities	$238,212	$201,001
Net cash provided by investing activities	185,458	64,849

NOTE 20–RESTRUCTURING:

In addition to the disposal of our HLC Based Mortgage Banking Operations, we have taken the following restructuring activities to improve our productivity and reduce expenses:

•In 2019, we implemented a restructuring plan under which we incurred costs to:
◦Reduce our staffing levels through consolidation of job functions and elimination of management redundancy;
◦Renegotiate our technology contracts;
◦Eliminate excess occupancy costs;
◦Eliminate redundant of unnecessary systems and services;
◦Engage consultants to assist with the above processes.

•In 2020, we concluded the restructuring plan started in 2019, and took additional steps to consolidate our facilities and incurred charges to reflect the vacating of certain office space.

The costs incurred include severance, retention, facility related charges and consulting fees.

The following table summarizes the restructuring charges and the liability for restructuring costs still to be paid in the periods indicated:

(in thousands)	Facility-related costs	Personnel-related costs	Other costs	Total

2019 Activity (1)
Restructuring charges	$1,373	$1,836	$1,302	$4,511
Costs paid or otherwise settled	(138)	(1,326)	(1,143)	(2,607)
Balance, December 31, 2019	1,235	510	159	1,904
2020 Activity
Restructuring charges	10,188	339	1,266	11,793
Costs paid or otherwise settled	(8,560)	(695)	(1,309)	(10,564)
Balance, December 31, 2020	$2,863	$154	$116	$3,133

(1) 2018 restructuring activity is excluded from the table above as it is part of discontinued operations.

NOTE 21–SUBSEQUENT EVENTS:

The Company has evaluated the events that have occurred subsequent to December 31, 2020 and has included all material events that would require recognition in the 2020 consolidated financial statements and disclosure in the notes to the consolidated financial statements.

On January 28, 2021 the Board of Directors authorized a dividend of $0.25 per share, payable on February 24, 2021 to shareholders of record on February 9, 2021. On the same day, the Board approved an extension of the Company's share repurchase program for up to $25 million of its common stock.

ITEM 9CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required pursuant to Item 304 of Regulation S-K.

ITEM 9ACONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2020. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective at December 31, 2020.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting at December 31, 2020. In making its assessment of internal control over financial reporting, management utilized the framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on that assessment, management concluded that, at December 31, 2020, the Company's internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements at, and for, the year ended December 31, 2020, has issued an audit report on the effectiveness of the Company's internal control over financial reporting at December 31, 2020, which report is included below in this Item 9A.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of HomeStreet, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HomeStreet, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examinations Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 12, 2021, expressed an unqualified opinion on those financial statements and included an emphasis of matter paragraph regarding a change in accounting principle.

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

/s/ Deloitte & Touche LLP

Seattle, Washington
March 12, 2021

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The information required by this item with respect to our directors, our executive officers, our Audit Committee and its members, and audit committee financial expert will be set forth in our definitive proxy statement for the 2021 annual meeting of stockholders (the “2021 Proxy Statement”) under the captions “Election of Directors” and” “Executive Officers,” which information is incorporated herein by reference.

ITEM 11EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2021 Proxy Statement under the captions “Executive Compensation,” “2020 Executive Compensation Program,” “Other Practices, Policies and Guidelines,” “Human Resources and Corporate Governance Committee Report,” “2020 Summary Compensation Table,” “Potential Payments Upon Termination or Change in Control,” and “Corporate Governance - Human Resources and Corporate Governance Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2020 under the HomeStreet, Inc. 2014 Equity Incentive Plan (the "2014 Plan").

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Plans approved by shareholders	552,024	(1)	$12.85	(2)	1,074,668	(3)
Plans not approved by shareholders	—		—		—
Total	552,024		$12.85		1,074,668

(1)Consists of 188,181 shares subject to option grants awarded pursuant to the HomeStreet, Inc. 2010 Equity Incentive Plan (the "2010 Plan"), 138,438 shares subject to Restricted Stock Units, including 4,659 RSUs granted to certain directors as part of their director compensation which are fully vested and pursuant to which shares will be issued upon the director’s departure from the Board, awarded under the 2014 Plan and 225,405 shares issuable under Performance Share Units awarded under the 2014 Plan, assuming maximum performance goals are met under such awards, resulting in the issuance of the maximum number of shares allowed under those awards. The 2010 Plan was terminated when the 2014 Plan was approved by our shareholders on May 29, 2014. While the terms of the 2010 Plan remain in effect for any awards issued under that plan that are still outstanding, new awards may not be granted under the 2010 Plan.
(2)Shares issued on vesting of Restricted Stock Units and Performance Share Units under the 2014 Plan are done without payment by the participant of any additional consideration and therefore have been excluded from this calculation. The weighted average exercise price reflects only the exercise price of the options issued under the 2010 Plan that are still outstanding as of the date of this table.
(3)Consists of shares remaining available for issuance under the 2014 Plan.

Except as disclosed above, the information required by this item will be set forth in the 2021 Proxy Statement under the caption "Principal Shareholders" which information is incorporated herein by reference.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2021 Proxy Statement under the caption "Certain Relationships and Related Transactions," and "Corporate Governance" which information is incorporated herein by reference.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2021 Proxy Statement under the caption "Advisory (Non-Binding) Ratification of Appointment of Independent Registered Public Accounting Firm," which information is incorporated herein by reference.

PART IV

ITEM 15EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Financial Statement Schedules
(i)Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Income Statements for the three years ended December 31, 2020
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2020
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2020
Consolidated Statements of Cash Flows for the three years ended December 31, 2020
Notes to Consolidated Financial Statements
(ii)Financial Statement Schedules
II—Valuation and Qualifying Accounts
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.
(iii)Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Bylaws of HomeStreet, Inc.

3.2 (1)	Restated Articles of Incorporation of HomeStreet, Inc.

4.1 (2)	Form of Common Stock Certificate

4.2 (3) ††	Indenture dated as of May 20, 2016 between HomeStreet, Inc. and Wells Fargo Bank, National Association, as Trustee

4.3	Description of Securities

10.1 * (4)	HomeStreet, Inc. 2010 Equity Incentive Plan

10.2 * (5)	Amended and Restated HomeStreet, Inc. 2014 Equity Incentive Plan

10.3 * (5)	Standard Form of Restricted Stock Unit Agreement under the 2014 Plan

10.4 * (6)	Amended and Restated Standard Form of Performance Share Unit Agreement under the 2014 Plan
10.5*(4)	Form of HomeStreet Inc Award Agreement for Nonqualified stock options

10.6 * (7)	Amended and Restated HomeStreet, Inc. 401(k) Savings Plan, as of January 1, 2015

10.7 * (7)	Amendment to the HomeStreet, Inc. 401(k) Savings Plan effective as of January 1, 2016

10.8 * (4)
HomeStreet, Inc. Executive Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc., HomeStreet Bank and HomeStreet Capital Corporation

10.9 * (4)	Form of HomeStreet, Inc. Award Agreement for Nonqualified Stock Options and Standard Terms and Conditions for Nonqualified Stock Options, granted October 22, 2010 and November 29, 2010

10.10 * (8)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason, dated January 25, 2018

10.11 *	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and William Endresen, dated February 26, 2021

10.12 * (8)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Godfrey Evans, dated January 25, 2018

10.13 (4)	Form of Officer Indemnification Agreement for HomeStreet, Inc.

10.14 (4)	Form of Director Indemnification Agreement for HomeStreet, Inc.

10.15 (4)	Form of 2011 Director and Officer Indemnification for HomeStreet, Inc.

10.16 (10) †
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

10.17 (11)	Twenty-First Amendment to Office Lease dated December 24, 2014.

10.18 (7)	Advances, Security and Deposit Agreement, dated as of June 1, 2015, between HomeStreet Bank and the Federal Home Loan Bank of Des Moines

10.19 (10)	Letter Agreement, dated January 15, 2013, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.20 (4)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.21 (12) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.22 (4)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.23 (4)	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.24 (13)*	HomeStreet Bank 2017 Performance-Based Award Incentive Compensation Plan

10.25 (12)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011

10.26 (15)	Purchase and Assumption Agreement dated as of April 4, 2019 by and between Homebridge Financial Services, Inc., and HomeStreet Bank

10.27(16)	Amendment No. 1 to Purchase and Assumption Agreement dated as of April 10, 2019 by and between Homebridge Financial Services, Inc., and HomeStreet Bank

10.28(14)†	Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights dated June 29, 2018 between HomeStreet Bank and Matrix Financial Services Corporation

10.29(17)
Purchase Agreement dated July 10, 2019 among HomeStreet, Inc., Blue Lion Opportunity Master Fund, L.P., Roaring Blue Lion Capital Management, L.P., Roaring Blue Lion, LLC, BLOF II LP, Charles W. Griege, ,Jr. and Ronald K. Tanemura

10.30 (18)	Resignation and Release Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark R. Ruh, dated as of February 27, 2020

10.31(18)	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and John M. Michel, effective May 11, 2020

10.32(19)	Amendment to Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Mark K. Mason, dated July 29, 2020

10.33 (19)	Amendment to Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Godfrey B. Evans, dated July 29, 2020

21	Subsidiaries of HomeStreet, Inc.

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 (20)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101	The following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language) and contained in Exhibit 101: (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (ii) the Consolidated Income Statements for the three years ended December 31, 2020, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2020; (iv) the Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2020, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2020, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

(1)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 31, 2019, and incorporated herein by reference.
(2)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.
(3)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on May 20, 2016, and incorporated herein by reference.
(4)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on May 19, 2011, and incorporated herein by reference.
(5)	Amended in the fourth quarter of 2018 to make administrative revisions that were not material and did not require shareholder approval. An updated version was filed as an exhibit to HomeStreet’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2019, and incorporated herein by reference.
(6)	Amended in the second quarter of 2019 to make administrative revisions that were not material and did not require shareholder approval. An updated version was filed as an exhibit to HomeStreet’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2020, and incorporated herein by reference.
(7)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 11, 2016, and incorporated herein by reference.
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
(18)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on May 8, 2020, and incorporated herein by reference.
(19)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on November 6, 2020, and incorporated herein by reference.
(20)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
†	Certain portions of this exhibit constitute confidential information and have been redacted in accordance with Regulation S-K, Item 601(b)(10).
††	Instruments with respect to any other long-term debt of HomeStreet, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of HomeStreet, Inc. and its subsidiaries on a consolidated basis. HomeStreet, Inc. hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
*	Management contract or compensation plan or arrangement.

Item 16 Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 12, 2021.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

POWERS OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark K. Mason and John M. Michel, and each of them his "or her" attorney-in-fact, with the power of substitution, for him "or her" in any and all capacities, to sign any amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his "or her" substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark K. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2021
Mark K. Mason, Chairman

/s/John M. Michel	Executive Vice President, Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer)	March 12, 2021
John M. Michel

/s/ Donald R. Voss	Lead Independent Director	March 12, 2021
Donald R. Voss

/s/ Scott M. Boggs	Director	March 12, 2021
Scott M. Boggs

/s/ Sandra A. Cavanaugh	Director	March 12, 2021
Sandra A. Cavanaugh

/s/ Jeffrey D. Green	Director	March 12, 2021
Jeffrey D. Green

/s/ James R. Mitchell Jr.	Director	March 12, 2021
James R. Mitchell Jr.

/s/ Mark R. Patterson	Director	March 12, 2021
Mark R. Patterson

/s/ Nancy D. Pellegrino	Director	March 12, 2021
Nancy D. Pellegrino

/s/ Douglas I. Smith	Director	March 12, 2021
Douglas I. Smith