Form 10-Q
period 2021-03-31
HomeStreet, Inc.
filed 2021-05-07
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
OR
☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission file number: 001-35424
________________________________
HOMESTREET, INC.
(a Washington Corporation)
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
The number of outstanding shares of the registrant's common stock as of May 3, 2021 was 21,355,032.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank"), HomeStreet Capital Corporation ("HomeStreet Capital") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2021	December 31, 2020

	(Unaudited)
ASSETS
Cash and cash equivalents	$69,101	$58,049
Investment securities	1,049,105	1,076,364
Loans held for sale ("LHFS")	390,223	361,932
Loans held for investment ("LHFI") (net of allowance for credit losses of $64,047 and $64,294)	5,227,727	5,179,886
Mortgage servicing rights ("MSRs")	101,978	85,740
Premises and equipment, net	63,049	65,102
Other real estate owned ("OREO")	1,484	1,375
Goodwill and other intangible assets	32,587	32,880
Other assets	329,937	375,763
Total assets	$7,265,191	$7,237,091
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,131,233	$5,821,559
Borrowings	84,500	322,800
Long-term debt	125,885	125,838
Accounts payable and other liabilities	222,110	249,144
Total liabilities	6,563,728	6,519,341
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 21,360,514 shares and 21,796,904 shares	269,942	278,505
Retained earnings	411,712	403,888
Accumulated other comprehensive income	19,809	35,357
Total shareholders' equity	701,463	717,750
Total liabilities and shareholders' equity	$7,265,191	$7,237,091

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended March 31,
(in thousands, except share and per share data)	2021	2020
Interest income:
Loans	$53,568	$59,009
Investment securities	5,951	4,387
Cash, Fed Funds and other	172	353
Total interest income	59,691	63,749
Interest expense:
Deposits	3,650	14,783
Borrowings	1,524	3,532
Total interest expense	5,174	18,315
Net interest income	54,517	45,434
Provision for credit losses	—	14,000
Net interest income after provision for credit losses	54,517	31,434
Noninterest income:
Net gain on loan origination and sale activities	33,459	22,541
Loan servicing income	748	6,101
Deposit fees	1,824	1,890
Other	2,802	2,098
Total noninterest income	38,833	32,630
Noninterest expense:
Compensation and benefits	35,835	32,432
Information services	6,784	7,524
Occupancy	6,492	6,769
General, administrative and other	7,497	8,459
Total noninterest expense	56,608	55,184
Income before income taxes	36,742	8,880
Income tax expense	7,079	1,741
Net income	$29,663	$7,139

Net income per share:
Basic	$1.37	$0.30
Diluted	$1.35	$0.30
Weighted average shares outstanding:
Basic	21,637,671	23,688,930
Diluted	21,961,828	23,860,280

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2021	2020

Net income	$29,663	$7,139
Other comprehensive income:
Unrealized gain (loss) investment securities available for sale ("AFS")	(19,681)	17,083
Reclassification for net (gains) losses included in income	—	(112)
Other comprehensive income (loss) before tax	(19,681)	16,971
Income tax impact of:
Unrealized gain (loss) investment securities AFS	(4,133)	3,587
Reclassification for net (gains) losses included in income	—	(24)
Total	(4,133)	3,563
Other comprehensive income (loss)	(15,548)	13,408
Total comprehensive income	$14,115	$20,547

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended March 31, 2020
Balance, December 31, 2019	23,890,855	$300,729	$374,673	$4,321	$679,723
Net income	—	—	7,139	—	7,139
Share-based compensation expense	2,148	477	—	—	477
Common stock issued - Option exercise; stock grants	87,359	613	—	—	613
Cumulative effect of adoption of new accounting standards	—	—	(3,740)	—	(3,740)
Other comprehensive income	—	—	—	13,408	13,408
Dividends declared on common stock ($0.15 per share)	—	—	(3,574)	—	(3,574)
Common stock repurchased	(603,569)	(7,517)	(9,215)	—	(16,732)
Balance, March 31, 2020	23,376,793	$294,302	$365,283	$17,729	$677,314

For the quarter ended March 31, 2021
Balance, December 31, 2020	21,796,904	$278,505	$403,888	$35,357	$717,750
Net income	—	—	29,663	—	29,663
Share-based compensation expense	2,816	810	—	—	810
Common stock issued - Option exercise; stock grants	185,441	1,849	—	—	1,849
Other comprehensive income (loss)	—	—	—	(15,548)	(15,548)
Dividends declared on common stock ($0.25 per share)	—	—	(5,534)	—	(5,534)
Common stock repurchased	(624,647)	(11,222)	(16,305)	—	(27,527)
Balance, March 31, 2021	21,360,514	$269,942	$411,712	$19,809	$701,463

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,663	$7,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	—	14,000
Depreciation and amortization, premises and equipment	2,408	2,224
Amortization of premiums and discounts: AFS securities, deposits, debt	1,234	2,958
Operating leases: excess of payments over amortization	(990)	(1,063)
Amortization of finance leases	269	374
Amortization of core deposit intangibles	294	345
Amortization of deferred loan fees and costs	(818)	635
Share-based compensation expense	810	477
Lease impairment costs	194	645
Deferred income tax expense (benefit)	4,448	(7,031)
Origination of LHFS	(734,572)	(378,996)
Proceeds from sale of LHFS	719,448	358,839
Net fair value adjustment and gain on sale of LHFS	(12,799)	(10,430)
Origination of MSRs	(11,126)	(4,119)
Net gain on sale of LHFI	(2,795)	(1,864)
Change in fair value of mortgage servicing rights	(5,770)	20,338
Amortization of MSRs	1,344	1,475
(Increase) decrease in other assets	11,519	(17,064)
Increase (decrease) in accounts payable and other liabilities	(4,942)	(2,920)
Net cash provided by (used in) operating activities	(2,181)	(14,038)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(49,433)	(166,533)
Proceeds from sale of investment securities	—	33,792
Principal payments on investment securities	55,863	34,605
Proceeds from sale of LHFI	132,694	244,725
Net cash provided by disposal of discontinued operations	—	1,464
Net increase in LHFI	(176,655)	(98,023)
Purchase of premises and equipment	(531)	(1,002)
Proceeds from sale of Federal Home Loan Bank stock	53,880	57,877
Purchases of Federal Home Loan Bank stock	(43,412)	(62,273)
Net cash provided by (used in) investing activities	(27,594)	44,632

	Quarter Ended March 31,
(in thousands)	2021	2020

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	309,634	(82,936)
Changes in short term borrowings, net	(238,300)	87,000
Repayment of finance lease principal	(235)	(285)
Repurchases of common stock	(25,001)	(16,476)
Proceeds from exercise of stock options	263	238
Dividends paid on common stock	(5,534)	(3,574)
Net cash provided by (used in) financing activities	40,827	(16,033)
Net increase in cash and cash equivalents	11,052	14,561
CASH AND CASH EQUIVALENTS
Cash and cash equivalents, beginning of year	58,049	57,880
Cash and cash equivalents, end of period	$69,101	$72,441
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,291	$17,876
Federal and state income taxes	50	—
Non-cash activities:
Increase in lease assets and lease liabilities	283	352
Loans transferred from LHFI to LHFS	131,081	120,530
Loans transferred from LHFS to LHFI	863	2,087
Ginnie Mae loans derecognized with the right to repurchase, net	19,576	298
Repurchase of common stock-award settlement	2,526	256

See accompanying notes to consolidated financial statements

HomeStreet, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc., a State of Washington corporation organized in 1921 (the "Corporation"), is a Washington-based diversified financial services holding company whose operations are primarily conducted through its wholly owned subsidiaries (collectively the "Company") HomeStreet Capital Corporation, HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank"), and the Bank's subsidiaries, HomeStreet Reinsurance, Ltd., Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC, and Union Street Holdings LLC. The Company is principally engaged in commercial banking, mortgage banking and consumer/retail banking activities serving customers primarily in the Western United States.

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

Immaterial Restatement: Subsequent to issuance of the June 30, 2020 financial statements, management concluded that purchases of and proceeds from the sale of Federal Home Loan Bank stock were incorrectly classified as financing activities, rather than investing activities, in the consolidated statements of cash flows. To correct this classification error, amounts previously reported for the purchases of and proceeds from the sale of Federal Home Loan Bank stock for the quarter ended March 31, 2020 as financing activities are reported as investing activities in the consolidated statement of cash flows.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission ("2020 Annual Report on Form 10-K").

Recent Accounting Developments

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in GAAP. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this ASU on January 1, 2021 and it did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for contracts, hedging relationship, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition to alternative rates. The ASUs are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of these ASUs, but does not expect them to have a material impact on the Company’s financial position, results of operations or financial statement disclosures.

NOTE 2–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM").

	At March 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$42,819	$803	$(384)	$43,238
Commercial	42,198	1,109	(282)	43,025
Collateralized mortgage obligations ("CMOs"):
Residential	227,257	4,871	(1,630)	230,498
Commercial	150,775	2,217	(841)	152,151
Municipal bonds	542,608	21,345	(2,942)	561,011
Corporate debt securities	14,129	807	—	14,936
Total	$1,019,786	$31,152	$(6,079)	$1,044,859

HTM
Municipal bonds	$4,246	$185	$—	$4,431

	At December 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$50,001	$1,237	$(192)	$51,046
Commercial	43,061	2,131	(8)	45,184
CMOs:
Residential	228,685	6,319	(95)	234,909
Commercial	155,645	3,719	(181)	159,183
Municipal bonds	533,719	31,321	(337)	564,703
Corporate debt securities	14,381	841	—	15,222
Agency debentures	1,846	—	—	1,846
Total	$1,027,338	$45,568	$(813)	$1,072,093

HTM
Municipal bonds	$4,271	$236	$—	$4,507

MBS and CMOs represent securities issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2021 and December 31, 2020, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor's Rating Services or Moody's Investors Services.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At March 31, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(114)	$4,725	$(270)	$1,325	$(384)	$6,050
Commercial	(282)	16,968	—	—	(282)	16,968
CMOs:
Residential	(1,630)	29,231	—	—	(1,630)	29,231
Commercial	(696)	25,184	(145)	15,355	(841)	40,539
Municipal bonds	(2,344)	97,048	(598)	3,333	(2,942)	100,381
Total	$(5,066)	$173,156	$(1,013)	$20,013	$(6,079)	$193,169

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(7)	$1,196	$(185)	$1,432	(192)	$2,628
Commercial	(8)	925	—	—	(8)	925
CMOs:
Residential	(95)	7,391	—	—	(95)	7,391
Commercial	(39)	6,687	(142)	15,358	(181)	22,045
Municipal bonds	(337)	10,512	—	—	(337)	10,512
Total	$(486)	$26,711	$(327)	$16,790	$(813)	$43,501

There were no HTM securities in an unrealized loss position at March 31, 2021 or December 31, 2020.

The Company has evaluated AFS securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of March 31, 2021 or December 31, 2020. In addition, as of March 31, 2021 and December 31, 2020, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield for the periods indicated below. The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis.

	At March 31, 2021
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
AFS
Municipal bonds	$1,735	4.57%	$14,787	3.79%	$58,652	3.20%	$485,837	3.24%	$561,011	3.26%
Corporate debt securities	—	—%	7,004	3.74%	7,932	4.78%	—	—%	14,936	4.30%
Total	$1,735	4.57%	$21,791	3.77%	$66,584	3.39%	$485,837	3.24%	$575,947	3.28%

HTM
Municipal bonds	$—	—%	$4,431	2.44%	$—	—%	$—	—%	$4,431	2.44%

	At December 31, 2020
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$4,024	3.19%	$14,978	3.82%	$59,496	3.26%	$486,205	3.29%	$564,703	3.30%
Corporate debt securities	183	4.27%	7,059	3.74%	7,980	4.78%	—	—%	15,222	4.30%
Agency debentures	—	—%	—	—%	—	—%	1,846	2.68%	1,846	2.68%
Total	$4,207	3.24%	$22,037	3.80%	$67,476	3.45%	$488,051	3.29%	$581,771	3.33%

HTM
Municipal bonds	$—	—%	$4,507	2.47%	$—	—%	$—	—%	$4,507	2.47%

MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of March 31, 2021 and December 31, 2020 was 1.86% and 1.92%, respectively.

Sales of investment securities was as follows for the period indicated:

Quarter Ended March 31,
(in thousands)	2020

Proceeds	$33,792
Gross gains	745
Gross losses	(633)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At March 31, 2021	At December 31, 2020

Washington, Oregon and California State to secure public deposits	$163,248	$171,471
Other securities pledged	3,257	3,391
Total securities pledged as collateral	$166,505	$174,862

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk. There were no securities pledged under repurchase agreements at March 31, 2021 and December 31, 2020.

Tax-exempt interest income on investment securities was $2.4 million and $2.3 million for the quarters ended March 31, 2021 and 2020, respectively.

NOTE 3 -LOANS AND CREDIT QUALITY:
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
LHFI consist of the following:

(in thousands)	At March 31, 2021	At December 31, 2020

Commercial real estate loans
Non-owner occupied commercial real estate	$766,002	$829,538
Multifamily	1,521,349	1,428,092
Construction/land development	532,202	553,695
Total	2,819,553	2,811,325
Commercial and industrial loans
Owner occupied commercial real estate	473,273	467,256
Commercial business	757,231	645,723
Total	1,230,504	1,112,979
Consumer loans
Single family (1)	875,417	915,123
Home equity and other	366,300	404,753
Total	1,241,717	1,319,876
Total LHFI	5,291,774	5,244,180
Allowance for credit losses ("ACL")	(64,047)	(64,294)
Total LHFI less ACL	$5,227,727	$5,179,886
(1)    Includes $4.3 million and $7.1 million at March 31, 2021 and December 31, 2020, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

Loans totaling $1.5 billion and $1.4 billion at March 31, 2021 and December 31, 2020, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $576 million and $569 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure borrowings from the Federal Reserve Bank.

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At March 31, 2021 and December 31, 2020, multifamily loans in the state of California represented 20.2% and 18.5% of the total portfolio, respectively.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio as of March 31, 2021. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
During the quarter ended March 31, 2020, the qualitative factors increased significantly due to the forecasted impacts of the COVID-19 pandemic. As of March 31, 2021, the Bank expects that the markets in which it operates will have deterioration in collateral values and economic outlook over the two-year forecast period, with negative risk factors peaking in the first year and modestly improving in the second year.
In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $2.0 million and $1.6 million at March 31, 2021 and December 31, 2020, respectively.
The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $21.1 million and $21.2 million at March 31, 2021 and December 31, 2020, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020

Beginning balance	$64,294	$41,772
Provision for credit losses	(371)	14,655
Net (charge-offs) recoveries	124	29
Impact of ASC 326 adoption	—	1,843
Ending balance	$64,047	$58,299

Allowance for unfunded commitments:
Beginning balance	$1,588	$1,065
Provision for credit losses	371	(655)
Impact of ASC 326 adoption	—	1,897
Ending balance	$1,959	$2,307

Provision for credit losses:
Allowance for credit losses - loans	$(371)	$14,655
Allowance for unfunded commitments	371	(655)
Total	$—	$14,000

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows:

	Quarter Ended March 31, 2021
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Commercial real estate loans
Non-owner occupied commercial real estate	$8,845	$—	$—	$373	$9,218
Multifamily	6,072	—	—	897	6,969
Construction/land development
Multifamily construction	4,903	—	—	(967)	3,936
Commercial real estate construction	1,670	—	—	238	1,908
Single family construction	5,130	—	—	(123)	5,007
Single family construction to permanent	1,315	—	—	(191)	1,124
Total	27,935	—	—	227	28,162
Commercial and industrial loans
Owner occupied commercial real estate	4,994	—	—	272	5,266
Commercial business	17,043	—	74	(12)	17,105
Total	22,037	—	74	260	22,371
Consumer loans
Single family	6,906	(70)	120	(221)	6,735
Home equity and other	7,416	(56)	56	(637)	6,779
Total	14,322	(126)	176	(858)	13,514
Total ACL	$64,294	$(126)	$250	$(371)	$64,047

		Quarter Ended March 31, 2020
(in thousands)	Prior to adoption of ASC 326	Impact of ASC 326 adoption	Charge-offs	Recoveries	Provision	Ending balance

Commercial real estate loans
Non-owner occupied commercial real estate	$7,245	$(3,392)	$—	$—	$5,168	$9,021
Multifamily	7,015	(2,977)	—	—	227	4,265
Construction/land development
Multifamily construction	2,848	693	—	—	(323)	3,218
Commercial real estate construction	624	(115)	—	—	(127)	382
Single family construction	3,800	4,280	—	163	(1,658)	6,585
Single family construction to permanent	1,003	200	—	—	309	1,512
Total	22,535	(1,311)	—	163	3,596	24,983
Commercial and industrial loans
Owner occupied commercial real estate	3,639	(2,459)	—	—	2,980	4,160
Commercial business	2,915	510	(143)	24	4,855	8,161
Total	6,554	(1,949)	(143)	24	7,835	12,321
Consumer loans
Single family	6,450	468	—	53	1,616	8,587
Home equity and other	6,233	4,635	(217)	149	1,608	12,408
Total	12,683	5,103	(217)	202	3,224	20,995
Total ACL	$41,772	$1,843	$(360)	$389	$14,655	$58,299

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class, risk rating and delinquency status.

	At March 31, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied commercial real estate
1-6 Pass	$8,218	$51,510	$175,601	$142,870	$125,194	$258,427	$956	$986	$763,762
7- Special Mention	—	—	—	—	—	2,240	—	—	2,240
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	8,218	51,510	175,601	142,870	125,194	260,667	956	986	766,002
Multifamily
1-6 Pass	284,229	592,391	303,960	72,892	30,232	233,376	100	—	1,517,180
7- Special Mention	—	4,169	—	—	—	—	—	—	4,169
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	284,229	596,560	303,960	72,892	30,232	233,376	100	—	1,521,349
Multifamily construction
1-6 Pass	—	16,233	17,650	45,502	—	—	—	—	79,385
7- Special Mention	—	—	—	—	—	27,395	—	—	27,395
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	—	16,233	17,650	45,502	—	27,395	—	—	106,780
Commercial real estate construction
1-6 Pass	—	3,962	—	2,069	15,527	583	6,469	—	28,610
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	—	3,962	—	2,069	15,527	583	6,469	—	28,610
Single family construction
1-6 Pass	48,025	92,914	41,299	9,255	—	79	77,929	—	269,501
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	48,025	92,914	41,299	9,255	—	79	77,929	—	269,501
Single family construction to permanent
Current	11,230	63,159	46,239	5,995	688	—	—	—	127,311
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	11,230	63,159	46,239	5,995	688	—	—	—	127,311
Owner occupied commercial real estate
1-6 Pass	31,113	50,309	60,212	56,448	80,832	130,457	(2)	4,298	413,667
7- Special Mention	—	—	—	2,241	6,066	409	—	67	8,783
8 - Substandard	—	—	19,145	1,111	10,697	19,870	—	—	50,823
Total	31,113	50,309	79,357	59,800	97,595	150,736	(2)	4,365	473,273
Commercial business
1-6 Pass	138,740	326,005	54,143	42,042	20,677	30,725	92,346	2,351	707,029
7- Special Mention	—	—	9,936	1,647	6,385	—	1,507	158	19,633
8 - Substandard	—	—	6,495	9,891	2,113	2,909	9,049	112	30,569
Total	138,740	326,005	70,574	53,580	29,175	33,634	102,902	2,621	757,231
Total commercial portfolio	$521,555	$1,200,652	$734,680	$391,963	$298,411	$706,470	$188,354	$7,972	$4,050,057

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status.

	At March 31, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$35,295	$172,695	$111,355	$142,166	$137,942	$270,902	$—	$—	$870,355
Past due:
30-59 days	—	—	—	—	—	532			532
60-89 days	—	—	—	—	317	327	—	—	644
90+ days	—	823	1,251	857	386	569	—	—	3,886
Total (1)	35,295	173,518	112,606	143,023	138,645	272,330	—	—	875,417
Home equity and other
Current	599	1,351	937	955	752	4,684	347,690	7,634	364,602
Past due:
30-59 days	—	—	1	2	—	2	199	8	212
60-89 days	—	1	11	—	—	—	—	—	12
90+ days	—	—	2	—	—	54	1,418	—	1,474
Total	599	1,352	951	957	752	4,740	349,307	7,642	366,300
Total consumer portfolio	$35,894	$174,870	$113,557	$143,980	$139,397	$277,070	$349,307	$7,642	$1,241,717
Total LHFI	$557,449	$1,375,522	$848,237	$535,943	$437,808	$983,540	$537,661	$15,614	$5,291,774

(1)    Includes $4.3 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

The following tables present a vintage analysis of year to date charge-offs and year to date recoveries of the commercial portfolio and consumer portfolio segment by loan sub-class.

	At March 31, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Commercial business
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	74	—	—	74
Net	—	—	—	—	—	74	—	—	74
Commercial portfolio
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	74	—	—	74
Total net	$—	$—	$—	$—	$—	$74	$—	$—	$74

	At March 31, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total
CONSUMER PORTFOLIO
Single family
Charge-offs	$—	$—	$—	$(38)	$(24)	$(8)	$—	$—	$(70)
Recoveries	—	—	—	—	—	120	—	—	120
Net	—	—	—	(38)	(24)	112	—	—	50
Home equity and other
Charge-offs	—	(1)	(16)	—			(39)	—	(56)
Recoveries	—	—	4	2	—	36	14	—	56
Net	—	(1)	(12)	2	—	36	(25)	—	—
Consumer Portfolio
Charge-offs	—	(1)	(16)	(38)	(24)	(8)	(39)	—	(126)
Recoveries	—	—	4	2	—	156	14	—	176
Total net	$—	$(1)	$(12)	$(36)	$(24)	$148	$(25)	$—	$50
All loans
Charge-offs	—	(1)	(16)	(38)	(24)	(8)	(39)	—	(126)
Recoveries	—	—	4	2	—	230	14	—	250
Total net	$—	$(1)	$(12)	$(36)	$(24)	$222	$(25)	$—	$124

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type.

	At March 31, 2021
(in thousands)	Land	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total
Commercial and industrial loans
Owner occupied commercial real estate	$1,789	$—	$—	$3,123	$—	$4,912
Commercial business	1,787	545	—	—	2,562	4,894
Total	3,576	545	—	3,123	2,562	9,806
Consumer loans
Single family	—	2,453	—	—	—	2,453
Home equity loans and other	—	897	—	—	—	897
Total	—	3,350	—	—	—	3,350
Total collateral-dependent loans	$3,576	$3,895	$—	$3,123	$2,562	$13,156

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans as of the dates indicated.

	At March 31, 2021		At December 31, 2020
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

Commercial and industrial loans
Owner occupied commercial real estate	$4,913	$4,913	$4,922	$4,922
Commercial business	3,100	9,224	3,100	9,183
Total	8,013	14,137	8,022	14,105
Consumer loans
Single family	$2,300	$5,583	$2,173	$4,883
Home equity and other	899	1,821	2	1,734
Total	3,199	7,404	2,175	6,617
Total nonaccrual loans	$11,212	$21,541	$10,197	$20,722

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class.

	At March 31, 2021
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

Commercial real estate loans
Non-owner occupied commercial real estate	$—	$—	$—		$—	$—	$766,002	$766,002
Multifamily	—	—	—		—	—	1,521,349	1,521,349
Construction/land development
Multifamily construction	—	—	—		—	—	106,780	106,780
Commercial real estate construction	—	—	—		—	—	28,610	28,610
Single family construction	—	—	—		—	—	269,501	269,501
Single family construction to permanent	—	—	—		—	—	127,311	127,311
Total	—	—	—		—	—	2,819,553	2,819,553
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—		4,913	4,913	468,360	473,273
Commercial business	—	—	—		9,224	9,224	748,007	757,231
Total	—	—	—		14,137	14,137	1,216,367	1,230,504
Consumer loans
Single family	653	1,153	10,676	(2)	5,583	18,065	857,352	875,417	(1)
Home equity and other	205	3	—		1,821	2,029	364,271	366,300
Total	858	1,156	10,676		7,404	20,094	1,221,623	1,241,717
Total loans	$858	$1,156	$10,676		$21,541	$34,231	$5,257,543	$5,291,774
%	0.02%	0.02%	0.20%		0.41%	0.65%	99.35%	100.00%

	At December 31, 2020
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

Commercial real estate loans
Non-owner occupied commercial real estate	$—	$—	$—		$—	$—	$829,538	$829,538
Multifamily	—	—	—		—	—	1,428,092	1,428,092
Construction and land development
Multifamily construction							115,329	115,329
Commercial real estate construction	—	—	—		—	—	27,285	27,285
Single family construction	—	—	—		—	—	259,170	259,170
Single family construction to permanent	—	—	—		—	—	151,911	151,911
Total	—	—	—		—	—	2,811,325	2,811,325
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—		4,922	4,922	462,334	467,256
Commercial business	—	—	—		9,183	9,183	636,540	645,723
Total	—	—	—		14,105	14,105	1,098,874	1,112,979
Consumer loans
Single family	2,161	418	11,476	(2)	4,883	18,938	896,185	915,123	(1)
Home equity and other	228	135	—		1,734	2,097	402,656	404,753
Total	2,389	553	11,476		6,617	21,035	1,298,841	1,319,876
Total loans	$2,389	$553	$11,476		$20,722	$35,140	$5,209,040	$5,244,180
%	0.05%	0.01%	0.22%		0.40%	0.67%	99.33%	100.00%

(1)Includes $4.3 million and $7.1 million of loans at March 31, 2021 and December 31, 2020, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $13.5 million and $14.7 million at March 31, 2021 and December 31, 2020, respectively.

The following tables present information about troubled debt restructuring ("TDR") activity during the periods indicated.

	Quarter Ended March 31, 2021
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs
Consumer loans
Single family
Interest rate reduction	2	$508	$—
Total consumer
Interest rate reduction	2	508	—
Total	2	508	—
Total loans
Interest rate reduction	2	508	—
Total	2	$508	$—

	Quarter Ended March 31, 2020
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs

Commercial and industrial loans
Owner occupied commercial real estate
Payment restructure	1	$678	$—
Commercial business
Payment restructure	1	1,125	—
Total commercial and industrial
Payment restructure	2	1,803	—
Total	2	1,803	—
Consumer loans
Single family
Interest rate reduction	11	2,213	—
Payment restructure	3	454	—
Total consumer
Interest rate reduction	11	2,213	—
Payment restructure	3	454	—
Total	14	2,667	—
Total loans
Interest rate reduction	11	2,213	—
Payment restructure	5	2,257	—
Total	16	$4,470	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the quarter ended March 31, 2021 and 2020, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Quarter Ended March 31,
	2021		2020
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Commercial loans - Owner occupied commercial real estate	1	$678	—	$—
Consumer loans - single family	4	1,219	6	1,281
Total	5	$1,897	6	$1,281

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

As of March 31, 2021, excluding any SBA guaranteed loans for which the government is making payments as provided for under the CARES Act, or single family loans that are guaranteed by FHA or VA, the Company has outstanding balances of $86 million on 195 loans that were approved for and are still in forbearance under this program.

NOTE 4–DEPOSITS:

Deposit balances, including stated rates, were as follows:

(in thousands)	At March 31, 2021	Weighted Average Rate	At December 31, 2020	Weighted Average Rate

Noninterest-bearing demand deposits	$1,441,716	—%	$1,337,010	—%
Interest-bearing demand deposits	557,900	0.10%	484,265	0.10%
Savings	287,028	0.07%	264,024	0.07%
Money market	2,665,875	0.18%	2,596,453	0.21%
Certificates of deposit	1,178,714	0.64%	1,139,807	0.93%
Total	$6,131,233	0.21%	$5,821,559	0.29%

Certificates of deposit outstanding mature as follows:

(in thousands)	At March 31, 2021

Within one year	$926,062
One to two years	220,423
Two to three years	14,734
Three to four years	13,093
Four to five years	4,098
Thereafter	304
Total	$1,178,714

The aggregate amount of certificate of deposits in denominations of more than $250 thousand at March 31, 2021 and December 31, 2020 were $129 million and $130 million, respectively. There were $285 million and $210 million of brokered deposits at March 31, 2021 and December 31, 2020, respectively.

NOTE 5–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives, which are included in other assets or accounts payable and other liabilities on the consolidated balance sheet, consist of the following:

	At March 31, 2021
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,542,507	$13,509	$(6,215)
Interest rate lock commitments	401,181	6,686	(198)
Interest rate swaps	495,990	8,182	(16,784)
Eurodollar futures	492,000	6	—
Total derivatives before netting	$2,931,678	28,383	(23,197)
Netting adjustment/Cash collateral (1)		(9,611)	19,596
Carrying value on consolidated balance sheet		$18,772	$(3,601)

	At December 31, 2020
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$977,974	$1,035	$(3,714)
Interest rate lock commitments	493,873	17,395	(3)
Interest rate swaps	536,969	17,459	(20,511)
Eurodollar futures	314,000	—	(4)
Total derivatives before netting	$2,322,816	35,889	(24,232)
Netting adjustment/Cash collateral (1)		(8,250)	21,447
Carrying value on consolidated balance sheet		$27,639	$(2,785)
(1)    Includes net cash collateral paid of $10.0 million and $13.2 million at March 31, 2021 and December 31, 2020, respectively.

The following tables present gross fair value and net carrying value information about derivative instruments.

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At March 31, 2021
Derivative assets	$28,383	$(9,611)	$18,772
Derivative liabilities	(23,197)	19,596	(3,601)
At December 31, 2020
Derivative assets	$35,889	$(8,250)	$27,639
Derivative liabilities	(24,232)	21,447	(2,785)
(1)    Includes net cash collateral paid of $10.0 million and $13.2 million at March 31, 2021 and December 31, 2020, respectively.
The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets. Payables related to cash collateral that has been received from counterparties is included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At March 31, 2021 and December 31, 2020, the Company had liabilities of $3.8 million and $3.3 million, respectively, in cash collateral received from counterparties and receivables of $13.8 million and $16.5 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated.

	Quarter Ended March 31,
(in thousands)	2021	2020

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$3,858	$5,140
Loan servicing income (loss) (2)	(12,591)	19,921
Other (3)	299	(494)

(1)Comprised of IRLCs and forward contracts used as an economic hedge of single family mortgage loans held for sale.
(2)Comprised of interest rate swaps, interest rate swaptions, futures and forward contracts used as economic hedges of single family MSRs.
(3)Comprised of interest rate swaps used as economic hedges of loans held for investment.

The notional amount of open interest rate swap agreements executed with commercial banking customers at March 31, 2021 and December 31, 2020 were $281 million and $246 million, respectively.

NOTE 6–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following.

(in thousands)	At March 31, 2021	At December 31, 2020

Single family	$241,600	$194,643
Commercial real estate, multifamily and SBA	148,623	167,289
Total	$390,223	$361,932

Loans sold consisted of the following for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2021	2020

Single family	$573,040	$309,853
Commercial real estate, multifamily and SBA	257,717	282,457
Total	$830,757	$592,310

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Quarter Ended March 31,
(in thousands)	2021	2020

Single family	$26,187	$17,831
Commercial real estate, multifamily and SBA	7,272	4,710
Total	$33,459	$22,541

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At March 31, 2021	At December 31, 2020

Single family	$5,691,682	$5,914,592
Commercial real estate, multifamily and SBA	1,962,005	1,844,241
Total	$7,653,687	$7,758,833

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud.

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Quarter Ended March 31,
(in thousands)	2021	2020

Balance, beginning of period	$2,122	$2,871
Additions, net of adjustments (1)	(20)	(316)
Realized losses (2)	(161)	(73)
Balance, end of period	$1,941	$2,482

(1)Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2)Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $3.0 million were recorded in other assets as of both March 31, 2021 and December 31, 2020.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At March 31, 2021 and December 31, 2020, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $82 million and $102 million, respectively. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Quarter Ended March 31,
(in thousands)	2021	2020

Servicing income, net:
Servicing fees and other	$8,913	$7,993
Amortization of single family MSRs(1)	(5,693)	(3,494)
Amortization of multifamily and SBA MSRs	(1,344)	(1,475)
Total	1,876	3,024
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	11,463	(16,844)
Net gain (loss) from derivative hedging	(12,591)	19,921
Total	(1,128)	3,077
Loan servicing income	$748	$6,101
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speeds and cash flow projections.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020

Beginning balance	$49,966	$68,109
Additions and amortization:
Originations	6,616	2,162
Amortization (1)	(5,693)	(3,494)
Net additions and amortization	923	(1,332)
Changes in fair value assumptions (2)	11,463	(16,844)
Ending balance	$62,352	$49,933
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily reflected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended March 31, (2)
(rates per annum)	2021	2020

Constant prepayment rate ("CPR") (1)	8.37%	15.61%
Discount rate	8.37%	7.83%
(1)Represents an expected lifetime average CPR used in the model.
(2)Based on a weighted average.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below.

	At March 31, 2021		At December 31, 2020

	Range of Inputs	Average(1)	Range of Inputs	Average(1)
CPRs	7.96% - 14.08%	9.96%	8.13% - 19.70%	12.81%
Discount Rates	7.33% - 13.85%	8.98%	6.50% - 13.14%	8.27%
(1)Averages of all the inputs within the range.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At March 31, 2021

Fair value of single family MSR	$62,352
Expected weighted-average life (in years)	6.28
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(3,129)
Impact on fair value of 50 basis points adverse change in interest rates	$(6,450)
Discount rate
Impact on fair value of 100 basis points increase	$(3,006)
Impact on fair value of 200 basis points increase	$(5,783)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020

Beginning balance	$35,774	$29,494
Origination	5,196	1,957
Amortization	(1,344)	(1,331)
Ending balance	$39,626	$30,120

NOTE 7–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of March 31, 2021 and December 31, 2020, the total unpaid principal balance of loans sold under this program was $1.9 billion and $1.8 billion, respectively. The Company's reserve liability related to this arrangement totaled $2.7 million and $2.1 million at March 31, 2021 and December 31, 2020, respectively. There were no actual losses incurred under this arrangement during the quarters ended March 31, 2021 and 2020.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.8 billion and $6.0 billion as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets, of $1.9 million and $2.1 million, respectively.

NOTE 8–FAIR VALUE MEASUREMENT:

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
The following table summarizes the fair value measurement methodologies, including significant inputs and assumptions and classification of the Company's assets and liabilities valued at fair value on a recurring basis.

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis.

	At March 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$43,238	$—	$40,828	$2,410
Commercial	43,025	—	43,025	—
Collateralized mortgage obligations:
Residential	230,498	—	230,498	—
Commercial	152,151	—	152,151	—
Municipal bonds	561,011	—	561,011	—
Corporate debt securities	14,936	—	14,856	80
Single family LHFS	241,600	—	241,600	—
Single family LHFI	4,324	—	—	4,324
Single family mortgage servicing rights	62,352	—	—	62,352
Derivatives
Eurodollar futures	6	6	—	—
Forward sale commitments	13,509	—	13,509	—
Interest rate lock commitments	6,686	—		6,686
Interest rate swaps	8,182	—	8,182	—
Total assets	$1,381,518	$6	$1,305,660	$75,852
Liabilities:
Derivatives
Forward sale commitments	$6,215	$—	$6,215	$—
Interest rate lock commitments	198	—	—	198
Interest rate swaps	16,784	—	16,784
Total liabilities	$23,197	$—	$22,999	$198

	At December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$51,046	$—	$48,417	$2,629
Commercial	45,184	—	45,184	—
Collateralized mortgage obligations:
Residential	234,909	—	234,909	—
Commercial	159,183	—	159,183	—
Municipal bonds	564,703	—	564,703	—
Corporate debt securities	15,222	—	15,141	81
Agency debentures	1,846	—	1,846	—
Single family LHFS	194,643	—	194,643	—
Single family LHFI	7,108	—	—	7,108
Single family mortgage servicing rights	49,966	—	—	49,966
Derivatives
Forward sale commitments	1,035	—	1,035	—
Interest rate lock commitments	17,395	—	—	17,395
Interest rate swaps	17,459	—	17,459	—
Total assets	$1,359,699	$—	$1,282,520	$77,179
Liabilities:
Derivatives
Eurodollar futures	$4	$4	$—	$—
Forward sale commitments	3,714	—	3,714	—
Interest rate lock commitments	3	—	—	3
Interest rate swaps	20,511	—	20,511	—
Total liabilities	$24,232	$4	$24,225	$3

There were no transfers between levels of the fair value hierarchy during the quarters ended March 31, 2021 and 2020.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarter ended March 31, 2021 and 2020, see Note 6, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company uses the discounted cash flow model to estimate the fair value of certain loans that have been transferred from held for sale to held for investment and single family LHFS when the fair value of the loans is not derived using observable market inputs. The key assumption in the valuation model is the implied spread to benchmark interest rate curve. The implied spread is not directly observable in the market and is derived from third party pricing which is based on market information from comparable loan pools. The fair value estimate of single family loans that have been transferred from held for sale to held for investment are sensitive to changes in the benchmark interest rate which might result in a significantly higher or lower fair value measurement.

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $4.3 million and $7.1 million at March 31, 2021 and December 31, 2020, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
March 31, 2021
Investment securities AFS	$2,490	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	4,324	Income approach	Implied spread to benchmark interest rate curve	3.98%	9.53%	5.83%
Interest rate lock commitments, net	6,488	Income approach	Fall-out factor	0.29%	21.00%	9.54%
			Value of servicing	0.36%	1.47%	1.16%
December 31, 2020
Investment securities AFS	$2,710	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	7,108	Income approach	Implied spread to benchmark interest rate curve	3.96%	10.64%	6.23%
Interest rate lock commitments, net	17,392	Income approach	Fall-out factor	1.97%	38.38%	15.53%
			Value of servicing	0.41%	1.44%	0.97%

We had no LHFS where the fair value was not derived with significant observable inputs at March 31, 2021 and December 31, 2020.

The following table presents fair value changes and activity for certain Level 3 assets.

	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance
(in thousands)
Quarter Ended March 31, 2021
Investment securities AFS	$2,710	$—	$—	$(48)	$(172)	$2,490
Single family LHFI	7,108	360	—	(3,191)	47	4,324
Quarter Ended March 31, 2020
Investment securities AFS	$1,952	$985	$—	$(291)	$239	$2,885
Single family LHFI	3,468	1,679	—	(247)	26	4,926
(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statement.

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Quarter Ended March 31,
(in thousands)	2021	2020

Beginning balance, net	$17,392	$2,223
Total realized/unrealized gains (losses)	(3,469)	15,762
Settlements	(7,435)	(4,483)
Ending balance, net	$6,488	$13,502

Nonrecurring Fair Value Measurements

Certain assets held by the Company are not included in the tables above, but are measured at fair value on a periodic basis. These assets include certain LHFI and OREO that are carried at the lower of cost or fair value of the underlying collateral, less the estimated costs to sell. The estimated fair values of real estate collateral are generally based on internal evaluations and appraisals of such collateral, which use the market approach and income approach methodologies. We have omitted disclosure related to quantitative inputs given the insignificance of assets measured on a nonrecurring basis.

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

The following table present assets classified as Level 3 assets that had changes in their recorded fair value during the quarter ended March 31, 2020 and what we still held at the end of the respective reporting period.

(in thousands)	Fair Value	Total Gains (Losses)

At or for the Quarter Ended March 31, 2020
LHFI (1)	$890	$113
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At March 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$69,101	$69,101	$69,101	$—	$—
Investment securities HTM	4,246	4,431	—	4,431	—
LHFI	5,223,403	5,305,705	—	—	5,305,705
LHFS – multifamily and other	148,623	151,946	—	151,946	—
Mortgage servicing rights – multifamily	39,626	41,882	—	—	41,882
Federal Home Loan Bank stock	9,851	9,851	—	9,851	—
Other assets - GNMA EBO loans	82,174	82,174	—	—	82,174
Liabilities:
Certificates of deposit	$1,178,714	$1,180,956	$—	$1,180,956	$—
Borrowings	84,500	84,500		84,500
Long-term debt	125,885	116,395	—	116,395	—

	At December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$58,049	$58,049	$58,049	$—	$—
Investment securities HTM	4,271	4,507	—	4,507	—
LHFI	5,172,778	5,327,711	—	—	5,327,711
LHFS – multifamily and other	167,289	167,289	—	167,289	—
Mortgage servicing rights – multifamily	35,774	38,423	—	—	38,423
Federal Home Loan Bank stock	20,319	20,319	—	20,319	—
Other assets-GNMA EBO loans	101,750	101,750	—	—	101,750
Liabilities:
Certificates of deposit	$1,139,807	$1,143,747	$—	$1,143,747	$—
Borrowings	322,800	322,876	—	322,876	—
Long-term debt	125,838	116,893	—	116,893	—

NOTE 9–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Quarter Ended March 31,
(in thousands, except share and per share data)	2021	2020

EPS numerator:
Net income	$29,663	$7,139

EPS denominator:
Weighted average shares:
Basic weighted-average number of common shares outstanding	21,637,671	23,688,930
Dilutive effect of outstanding common stock equivalents	324,157	171,350
Diluted weighted-average number of common shares outstanding	21,961,828	23,860,280
Net income per share:
Basic earnings per share	$1.37	$0.30
Diluted earnings per share	1.35	0.30

NOTE 10–RESTRUCTURING:

In 2020, we took steps to consolidate our facilities and incurred charges to reflect the vacating of certain office space. In addition, we incurred certain consulting fees in connection with a corporate-wide operations restructuring program which began in 2019.

The following table summarizes the restructuring charges and the liability for restructuring costs still to be paid in the periods indicated:

(in thousands)	Facility-related costs	Personnel-related costs	Other costs	Total

Quarter ended March 31, 2020 activity
Restructuring charges	$580	$147	$488	$1,215
Costs paid or otherwise settled	(575)	(365)	(522)	(1,462)
Balance, March 31, 2020	$1,240	$292	$125	$1,657
Quarter ended March 31, 2021 activity
Costs paid or otherwise settled	(233)	(15)	(116)	(364)
Balance, March 31, 2021	$2,630	$139	$—	$2,769

NOTE 11–SUBSEQUENT EVENT:

On April 29, 2021 the Board authorized a dividend of $0.25 per share, payable on May 26, 2021 to shareholders of record on May 11, 2021. On the same day, the Board approved an expansion of the Company's share repurchase program for up to $25 million of its common stock

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s 2020 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, our future plans and the credit exposure of certain loan products and other components of our business that could be impacted by the COVID-19 pandemic, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Many forward-looking statements can be identified as using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will" and "would" and similar expressions (or the negative of these terms). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 and the risks and uncertainties discussed below and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ significantly from those projected. In addition, many of the risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global, national, regional and local business and economic environment as a result.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, these changes could have a material adverse effect on the carrying value of assets and liabilities and on our results of operations. We have identified two policies and estimates as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses and the valuation of single family mortgage servicing rights.

These policies and estimates are described in further detail in Part II, Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies, within our 2020 Annual Report on Form 10-K.

Summary Financial Data

	Quarter Ended
(dollars in thousands, except per share data)	March 31, 2021	December 31, 2020	March 31, 2020

Select Income Statement data:
Net interest income	$54,517	$56,048	$45,434
Provision for credit losses	—	—	14,000
Noninterest income	38,833	43,977	32,630
Noninterest expense	56,608	64,770	55,184
Net income:
Before income taxes	36,742	35,255	8,880
Total	29,663	27,598	7,139
Income per share - diluted	1.35	1.25	0.30
Select Performance Ratios:
Return on average equity - annualized	16.4%	15.3%	4.1%
Return on average tangible equity - annualized (1)	17.3%	16.2%	4.5%
Return on average assets - annualized	1.65%	1.47%	0.42%
Efficiency ratio (1)	60.0%	56.1%	68.5%
Net interest margin	3.29%	3.26%	2.93%
Other data
Full time equivalent employees	1,013	1,013	996

(1)Return on average tangible equity and the efficiency ratio are non-GAAP financial measures. For a reconciliation or return on average tangible equity to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of
(dollars in thousands, except per share data)	March 31, 2021	December 31, 2020

Selected Balance Sheet Data
Loans held for sale	$390,223	$361,932
Loans held for investment, net	5,227,727	5,179,886
ACL	64,047	64,294
Investment securities	1,049,105	1,076,364
Total assets	7,265,191	7,237,091
Deposits	6,131,233	5,821,559
Borrowings	84,500	322,800
Long-term debt	125,885	125,838
Total shareholders' equity	701,463	717,750
Other data:
Book value per share	$32.84	$32.93
Tangible book value per share (1)	31.31	31.42
Total equity to total assets	9.7%	9.9%
Tangible common equity to tangible assets (1)	9.2%	9.5%
Shares outstanding at period end	21,360,514	21,796,904
Loans to deposit ratio	92.7%	96.3%

Credit Quality:
ACL to total loans (2)	1.34%	1.33%
ACL to nonaccrual loans	297.3%	310.3%
Nonaccrual loans to total loans	0.41%	0.40%
Nonperforming assets to total assets	0.32%	0.31%
Nonperforming assets	$23,025	$22,097
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio	10.01%	9.79%
Total risk-based capital	14.84%	14.76%
Company
Tier 1 leverage ratio	9.83%	9.65%
Total risk-based capital	14.05%	14.00%

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

Current Developments
COVID-19 Pandemic Update
We continue to monitor the spread of COVID-19 in our communities and adapt to changes in guidance from local healthcare officials. We believe measures we have taken to mitigate opportunities for spread and provide a safe environment for our team members and clients have been effective.

Our initial response included a business continuity plan with a remote working strategy, social distancing and sanitation plan. We continue to monitor this plan to adapt to recent developments. We continue to take significant measures to protect our employees, such as having most work remotely and where remote work is not viable, implementing a social distancing and sanitation plan. At March 31, 2021, all of our retail deposit branches were open to serve our customers and communities.

We continue to participate in the Small Business Administration’s ("SBA") Paycheck Protection Program (“PPP”) including processing loan requests. During the first quarter of 2021 we funded 1,170 loans with balances of $123 million under the PPP. As of March 31, 2021, PPP outstanding loan balances were $381 million. The loans funded through the PPP program are fully guaranteed by the U.S. government. Through March 31, 2021, cumulative PPP loans forgiven totaled $42 million.

Other Items
As part of our capital management strategy, during the first quarter of 2021, we repurchased a total of 560,996 shares of our common stock at an average price of $44.56 per share. On April 29, 2021, the Board of Directors approved an expansion of the Company's share repurchase program for up to $25 million of its common stock.

Management's Overview of the First Quarter 20201 Financial Performance

First Quarter of 2021 Compared to the Fourth Quarter of 2020

General: Our net income and income before income taxes were $29.7 million and $36.7 million, respectively, in the first quarter of 2021, as compared to $27.6 million and $35.3 million, respectively, during the fourth quarter of 2020. The $1.5 million increase in income before taxes was due to lower noninterest expense, partially offset by lower net interest income and lower noninterest income.

Income Taxes: Our effective tax rate during the first quarter of 2021 was 19.3% as compared to 21.7% in the fourth quarter of 2020 and a statutory rate of 23.5%. Our effective tax rate was lower than our statutory rate due primarily to the benefits of tax advantaged investments. Our effective tax rate in the first quarter of 2021 was lower than the fourth quarter of 2020 due to reductions in taxes on income related to excess tax benefits resulting from the exercise or vesting of stock awards during the quarter.

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

	Quarter Ended
	March 31, 2021			December 31, 2020
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$5,605,868	$53,755	3.85%	$5,705,512	$56,916	3.93%
Investment securities (1)	1,065,423	6,591	2.47%	1,098,367	6,446	2.35%
FHLB Stock, Fed Funds and other	68,044	172	1.01%	73,993	267	1.41%
Total interest-earning assets	6,739,335	60,518	3.60%	6,877,872	63,629	3.65%
Noninterest-earning assets	571,073			585,830
Total assets	$7,310,408			$7,463,702
Interest-bearing liabilities:
Deposits: (2)
Demand deposits	$493,831	$169	0.14%	$483,474	$174	0.14%
Money market and savings	2,915,005	1,228	0.17%	2,809,302	1,493	0.21%
Certificates of deposit	1,180,290	2,253	0.77%	1,198,664	3,218	1.07%
Total deposits	4,589,126	3,650	0.32%	4,491,440	4,885	0.43%
Borrowings:
Borrowings	203,621	161	0.32%	471,175	417	0.35%
Long-term debt	125,854	1,363	4.33%	125,807	1,373	4.35%
Total interest-bearing liabilities	4,918,601	5,174	0.42%	5,088,422	6,675	0.52%
Noninterest-bearing liabilities
Demand deposits (2)	1,433,765			1,421,182
Other liabilities	226,323			236,432
Total liabilities	6,578,689			6,746,036
Shareholders' equity	731,719			717,666
Total liabilities and shareholders' equity	$7,310,408			$7,463,702
Net interest income		$55,344			$56,954
Net interest spread			3.18%			3.13%
Net interest margin			3.29%			3.26%
(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $827 thousand and $905 thousand for the quarters ended March 31, 2021 and December 31, 2020, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 0.25% and 0.33% for the quarters ended March 31, 2021 and December 31, 2020, respectively.

Net interest income was lower in the first quarter of 2021 due to a lower level of interest earnings assets which was partially offset by an increase in our net interest margin. The lower balances of interest earning assets was due primarily to continuing high prepayments on loans in our portfolio and the sale of multifamily loans. Our net interest margin increased to 3.29% primarily due to a five basis point increase in our net interest rate spread. The increase in our net interest rate spread was due to a lower cost of interest-bearing liabilities which was partially offset by lower yields on interest-earning assets. The five basis point decrease in yield on interest earning assets was due to the origination of loans, including PPP loans, at current market rates which were below our portfolio rates and the prepayment and paydown of higher yielding loans. The ten basis point decrease in our costs of interest-bearing liabilities was the result of repricing our deposit products to lower market rates, the maturity of higher rate time deposits and lower borrowing costs.

Provision for Credit Losses: As a result of the favorable performance of our loan portfolio and a stable low level of nonperforming assets, we recorded no provision for credit losses in either the first quarter of 2021 or the fourth quarter of 2020.

Noninterest Income consisted of the following.

	Quarter Ended
(in thousands)	March 31, 2021	December 31, 2020

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$26,187	$27,044
Commercial	7,272	9,822
Loan servicing income	748	2,570
Deposit fees	1,824	1,858
Other	2,802	2,683
Total noninterest income	$38,833	$43,977
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following.

	Quarter Ended
(in thousands)	March 31, 2021	December 31, 2020

Single family servicing income, net
Servicing fees and other	$3,935	$4,120
Changes - amortization (1)	(5,693)	(5,508)
Net	(1,758)	(1,388)
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	11,463	2,015
Net loss from derivatives hedging	(12,591)	(1,328)
Subtotal	(1,128)	687
Single Family servicing income (loss)	(2,886)	(701)

Commercial loan servicing income:
Servicing fees and other	4,978	4,844
Amortization of capitalized MSRs	(1,344)	(1,573)
Total	3,634	3,271
Total loan servicing income	$748	$2,570

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income for the first quarter of 2021 as compared to the fourth quarter of 2020, was due to a $3.4 million decrease in gain on loan origination and sales and a $1.8 million decrease in loan servicing income. The decrease in gain on loan origination and sales was primarily due to lower volumes of multifamily loans sold, including Fannie Mae DUS loans, in the first quarter of 2021 as compared to the fourth quarter of 2020. The decrease in loan servicing income was due primarily to unfavorable risk management results in the first quarter of 2021 for single family mortgage servicing rights ("MSRs") due in part to unanticipated volatility in the shape of the yield curve.

Noninterest Expense consisted of the following.

	Quarter Ended
(in thousands)	March 31, 2021	December 31, 2020

Noninterest expense
Compensation and benefits	$35,835	$35,397
Information services	6,784	7,674
Occupancy	6,492	12,241
General, administrative and other	7,497	9,458
Total noninterest expense	$56,608	$64,770

The $8.2 million decrease in noninterest expense in the first quarter of 2021 as compared to the fourth quarter of 2020 was due to a decrease in information services, occupancy and general, administrative and other costs. The decrease in information services costs are primarily due to lower rates, beginning in the first quarter of 2021, related to the renegotiation of our core system processing contract. The decrease in occupancy costs relates to the $6.1 million restructuring charge recognized in the fourth quarter of 2020 and lower rent due to the reduction in rental space. General, administrative and other costs decreased due to a $1.5 million charge related to the prepayment of FHLB advances in the fourth quarter of 2020.

First Quarter of 2021 Compared to the First Quarter of 2020

General: Our net income and income before income taxes were $29.7 million and $36.7 million, respectively, in the first quarter of 2021, as compared to $7.1 million and $8.9 million, respectively, during the first quarter of 2020. The $27.9 million increase in income before taxes was due to higher net interest income, higher noninterest income and a lower provision for credit losses, which were partially offset by higher noninterest expenses.

Income Taxes: Our effective tax rate during the first quarter of 2021 was 19.3% as compared to 19.6% in the first quarter of 2020 and a statutory rate of 23.5%. Our effective tax rate was lower than our statutory rate due primarily to the benefits of tax advantaged investments. The benefits of tax advantaged investments were a lower proportion of total earnings in the first quarter of 2021 resulting a higher rate, which was offset by reductions in taxes on income related to excess tax benefits resulting from the exercise or vesting of stock awards during the first quarter of 2021.

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

	Quarter Ended March 31,
	2021			2020
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$5,605,868	$53,755	3.85%	$5,218,337	$59,245	4.51%
Investment securities (1)	1,065,423	6,591	2.47%	979,825	4,969	2.03%
FHLB Stock, Fed Funds and other	68,044	172	1.01%	54,985	353	2.57%
Total interest-earning assets	6,739,335	60,518	3.60%	6,253,147	64,567	4.10%
Noninterest-earning assets	571,073			572,846
Total assets	$7,310,408			$6,825,993
Liabilities and shareholders' equity:
Deposits: (2)
Demand deposits	$493,831	$169	0.14%	$369,439	$341	0.37%
Money market and savings	2,915,005	1,228	0.17%	2,481,926	6,404	1.03%
Certificates of deposit	1,180,290	2,253	0.77%	1,482,391	8,134	2.21%
Total deposits	4,589,126	3,650	0.32%	4,333,756	14,879	1.38%
Borrowings:
Borrowings	203,621	161	0.32%	483,733	1,846	1.51%
Long-term debt	125,854	1,363	4.33%	125,666	1,590	5.04%
Total interest-bearing liabilities	4,918,601	5,174	0.42%	4,943,155	18,315	1.48%
Noninterest-bearing liabilities
Demand deposits (2)	1,433,765			1,009,482
Other liabilities	226,323			182,064
Total liabilities	6,578,689			6,134,701
Shareholders' equity	731,719			691,292
Total liabilities and shareholders' equity	$7,310,408			$6,825,993
Net interest income		$55,344			$46,252
Net interest rate spread			3.18%			2.62%
Net interest margin			3.29%			2.93%

(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $827 thousand and $818 thousand for the quarters ended March 31, 2021 and 2020. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 0.25% and 1.14% for the quarter ended March 31, 2021 and 2020, respectively.

Net interest income was higher in the first quarter of 2021 as compared to the first quarter of 2020 due to a $486 million increase in interest earning assets and an increase in our net interest margin from 2.93% in the first quarter of 2020 to 3.29% in the first quarter of 2021. The increase in interest earning assets was due to the growth of our loan and investment portfolios during 2020. The increase in our net interest margin was due to a 56 basis point increase in our net interest rate spread as decreases in the rates paid on interest bearing liabilities were greater than the decreases in yields on our interest earning assets. The 50 basis point decrease in yield on interest earning assets was due to the origination of loans, including PPP loans, and purchases of securities at current market rates which were below our portfolio rates, the repricing down of variable rate loans and the prepayment and paydown of higher yielding loans and investments in our portfolios. Our cost of interest-bearing liabilities decreased from 1.48% in the first quarter of 2020 to 0.42% first quarter of 2021 due to a decrease in market interest rates which allowed us to reprice our deposits and borrowings at lower rates.

Provision for Credit Losses: As a result of the favorable performance of our loan portfolio and a stable low level of nonperforming assets, we recorded no provision for credit losses in the first quarter of 2021. Due to adverse economic conditions related to the COVID-19 pandemic, in the first quarter of 2020 we recorded a $14 million provision for credit losses as an estimate of the potential adverse impact of those conditions on our loan portfolio.

Noninterest Income consisted of the following.

	Quarter Ended March 31,
(in thousands)	2021	2020

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$26,187	$17,831
Commercial real estate, multifamily and SBA	7,272	4,710
Loan servicing income	748	6,101
Deposit fees	1,824	1,890
Other	2,802	2,098
Total noninterest income	$38,833	$32,630
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following.

	Quarter Ended March 31,
(in thousands)	2021	2020

Single family servicing income, net
Servicing fees and other	$3,935	$4,979
Changes - amortization (1)	(5,693)	(3,494)
Net	(1,758)	1,485
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	11,463	(16,844)
Net gain (loss) from derivatives hedging	(12,591)	19,921
Subtotal	(1,128)	3,077
Single Family servicing income (loss)	(2,886)	4,562

Commercial loan servicing income:
Servicing fees and other	$4,978	$3,014
Amortization of capitalized MSRs	(1,344)	(1,475)
Total	3,634	1,539
Total loan servicing income	$748	$6,101

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The increase in noninterest income for the first quarter of 2021 as compared to the first quarter of 2020, was due to an increase in gain on loan origination and sale activities, which was partially offset by a decrease in loan servicing income. The $10.9 million increase in gain on loan origination and sale activities was primarily due to an increase in volumes and profitability on single family mortgage rate locks and increased gain on sale margins of multifamily loans. The $5.4 million decrease in loan servicing income was due to increased amortization of single family MSRs due to higher levels of prepayments and a $4.2 million decrease in in risk management results for single family MSRs which was partially offset by a $2.1 million increase in commercial loan servicing income due to the increase in the related servicing portfolio. The decrease in the risk management results reflected the benefits realized in the first quarter of 2020 related to the high levels of volatility in market interest rates that occurred at the start of the COVID-19 pandemic and the costs recognized in the first quarter of 2021 due in part to unanticipated volatility in the shape of the yield curve.

Noninterest Expense consisted of the following.

	Quarter Ended March 31,
(in thousands)	2021	2020

Noninterest expense
Compensation and benefits	$35,835	$32,432
Information services	6,784	7,524
Occupancy	6,492	6,769
General, administrative and other	7,497	8,459
Total noninterest expense	$56,608	$55,184

The $1.4 million increase in noninterest expense in the first quarter of 2021 as compared to the first quarter of 2020 was due to higher compensation and benefits costs which were partially offset by lower information services expense and lower general, administrative and other expenses. The higher compensation and benefits costs were due to increased commissions and incentives on higher loan production. The decrease in information services costs are primarily due to lower rates, beginning in the first quarter of 2021, related to the renegotiation of core system processing contract. The lower general, administrative and other expenses was primarily due to restructuring charges of $0.5 million recognized in the first quarter of 2020.

Financial Condition

During the first quarter of 2021, total assets increased by $28 million primarily due to increases in our loan portfolios. Loans held for investment increased due to $769 million of originations, including the origination of $123 million of loans under PPP, which were partially offset by sales of $130 million, the transfer of $126 million of multifamily to loans held for sale and prepayments and scheduled payments of $465 million. Total liabilities increased by $44 million primarily due to a $310 million increase in deposits which was partially offset by a $238 million decrease in borrowings. The growth in deposits was due to new customers, increases in existing customers balances, deposits related to PPP loans originated in the quarter and a $78 million increase in wholesale deposits.

Credit Risk Management

As of March 31, 2021, our ratio of nonperforming assets to total assets remained low at 0.32% while our ratio of total loans delinquent over 30 days to total loans was 0.65%. The Company recorded no provision for credit losses for the quarter ended March 31, 2021.

As a result of the COVID-19 pandemic, the Company has approved forbearances for some of its borrowers. The status of these forbearances as of March 31, 2021 is as follows:

	Forbearances Approved (2)
	Initiated in the First Quarter of 2021		Total		Expired		Outstanding
(in thousands)	Number of loans	Amount	Number of loans	Amount	Number of loans	Amount	Number of loans	Amount
Loan type:
Commercial and CRE:
Commercial business	3	$1,488	128	$74,396	121	63,527	7	$10,869
CRE owner occupied	—	—	29	72,727	28	72,407	1	320
CRE nonowner occupied	1	3,877	15	62,126	13	57,400	2	4,726
Multifamily	—	—	1	5,735	—	—	1	5,735
Total	4	$5,365	173	$214,984	162	$193,334	11	$21,650

Single family and consumer (1)
Single family							131	$57,416
HELOCs and consumer							53	6,852
Total							184	$64,268

(1) Does not include any single family loans that are guaranteed by Ginnie Mae.
(2) Does not include construction loans that were modified as a result of COVID-19 related construction delays to extend the construction or lease-up periods. Each of these loans continued to make monthly payments under the existing or modified payment terms. At March 31, 2021, three of these loans with $2 million in balances were still operating under the terms of their modification.

The forbearances approved for commercial and industrial loans and CRE nonowner occupied loans were generally for a period of three months while the forbearances for single family, HELOCs and consumer loans were generally for a period of three to six months. As of March 31, 2021, excluding the loans with forbearances still in place, 99% of the commercial and CRE loans approved for a forbearance have completed their forbearance period and have resumed payments. The forbearance periods for the majority of single family and consumer loans granted forbearance that were not complete as of March 31, 2021 are scheduled to be completed in the second quarter of 2021.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio.

The following table presents the ACL by product type.

	March 31, 2021		December 31, 2020
(in thousands)	Amount	Reserve Rate (1)	Amount	Reserve Rate (1)

Commercial real estate loans
Non-owner occupied commercial real estate	$9,218	1.20%	$8,845	1.07%
Multifamily	6,969	0.46%	6,072	0.43%
Construction/land development
Multifamily construction	3,936	3.69%	4,903	4.25%
Commercial real estate construction	1,908	6.67%	1,670	6.12%
Single family construction	5,007	1.86%	5,130	1.98%
Single family construction to permanent	1,124	0.88%	1,315	0.87%
Total	28,162	1.00%	27,935	0.99%
Commercial and industrial loans
Owner occupied commercial real estate	5,266	1.12%	4,994	1.08%
Commercial business	17,105	4.68%	17,043	4.72%
Total	22,371	2.68%	22,037	2.67%
Consumer loans
Single family	$6,735	0.88%	$6,906	0.85%
Home equity and other	6,779	1.85%	7,416	1.83%
Total	13,514	1.20%	14,322	1.18%
Total ACL	$64,047	1.34%	$64,294	1.33%

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

The Company’s contractual cash flow obligations include the maturity of certificates of deposit, short-term and long-term borrowings, interest on certificates of deposit and borrowings, operating leases and fees for information technology related services and professional services. Obligations for certificates of deposit and short-term borrowings are typically satisfied through the renewal of these instruments or the generation of new deposits or use of available short-term borrowings. Interest payments and obligations related to leases and services are typically met by cash generated from our operations. The Company does not have any obligation to repay long term debt within the next five years.

At March 31, 2021 and December 31, 2020, the Bank had available borrowing capacity of $890 million and $550 million, respectively, from the FHLB, and $422 million and $406 million, respectively, from the Federal Reserve Bank of San Francisco and $1.4 billion and $1.2 billion under borrowing lines established with other financial institutions.

Cash Flows

During the first quarter of 2021, cash and cash equivalents increased by $11 million compared to an increase of $15 million during the first quarter of 2020. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the quarter ended March 31, 2021, net cash of $2 million was used in operating activities, primarily from cash used to fund LHFS production exceeding cash proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the quarter ended March 31, 2020, net cash of $14 million was used in operating activities, primarily from cash used to fund LHFS production exceeding cash proceeds from the sale of loans.

Cash flows from investing activities

The Company's investing activities primarily include AFS securities and loans originated as held for investment. For the quarter ended March 31, 2021, net cash of $28 million was used in investing activities for the origination of LHFI and the purchase of AFS securities, which were partially offset by principal payments and the proceeds from the sale of LHFI and AFS securities. For the quarter ended March 31, 2020, net cash of $45 million was provided by investing activities, primarily due to principal payments and the proceeds from the sale of LHFI and AFS securities, partially offset by the origination of LHFI and the purchase of AFS securities

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the quarter ended March 31, 2021, net cash of $41 million was provided by financing activities, primarily due to growth in deposits, which was partially offset by net repayment of short-term borrowings, repurchases of and dividends paid on our common stock. For the quarter ended March 31, 2020, net cash of $16 million was used in financing activities, primarily due to a reduction in deposits and repurchases of our common stock.

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

These commitments include the following.

(in thousands)	At March 31, 2021	At December 31, 2020

Unused consumer portfolio lines	$377,192	$389,122
Commercial portfolio lines (1)	701,913	656,065
Commitments to fund loans	46,199	68,345
Total	$1,125,304	$1,113,532

(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $441 million and $395 million at March 31, 2021 and December 31, 2020, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	At March 31, 2021
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$709,895	9.83%	$288,808	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	649,895	11.72%	249,488	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	709,895	12.80%	332,651	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	779,214	14.05%	443,535	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$714,218	10.01%	$285,501	4.0%	$356,876	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	714,218	13.59%	236,427	4.5%	341,505	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	714,218	13.59%	315,235	6.0%	420,314	8.0%
Total risk-based capital (to risk-weighted assets)	779,924	14.84%	420,314	8.0%	525,392	10.0%

	At December 31, 2020
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$709,655	9.65%	$294,211	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	649,655	11.67%	250,537	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	709,655	12.75%	334,050	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	779,254	14.00%	445,400	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$712,533	9.79%	$291,114	4.0%	$363,893	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	712,533	13.51%	237,307	4.5%	342,777	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	712,533	13.51%	316,410	6.0%	421,880	8.0%
Total risk-based capital (to risk-weighted assets)	778,479	14.76%	421,880	8.0%	527,350	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At March 31, 2021, capital conservation buffers for the Company and the Bank were 6.05% and 6.84%, respectively.

The Company paid a quarterly cash dividend of $0.25 per common share in the first quarter of 2021. It is our current intention to continue to pay quarterly dividends, and on April 29, 2021 we declared another cash dividend of $0.25 per common share payable on May 26, 2021. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions.

We had no material commitments for capital expenditures as of March 31, 2021. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	Quarter End
(dollars in thousands, except share data)	March 31, 2021	December 31, 2020	March 31, 2020

Return on average tangible equity (annualized)
Average shareholders' equity	$731,719	$717,666	$691,292
Less: Average goodwill and other intangibles	(32,777)	(33,103)	(34,125)
Average tangible equity	$698,942	$684,563	$657,167

Net income	$29,663	$27,598	$7,139
Adjustments (tax effected)
Amortization on core deposit intangibles	236	267	277
Tangible income applicable to shareholders	$29,899	$27,865	$7,416
Ratio	17.3%	16.2%	4.5%

Efficiency ratio
Noninterest expense
Total	$56,608	$64,770	$55,184
Adjustments:
Restructuring related charges	—	(6,112)	(1,215)
Prepayment fee on FHLB advances	—	(1,492)	—
State of Washington taxes	(579)	(1,056)	(512)
Adjusted total	$56,029	$56,110	$53,457

Total revenues
Net interest income	$54,517	$56,048	$45,434
Noninterest income	38,833	43,977	32,630
Adjusted total	$93,350	$100,025	$78,064

Ratio	60.0%	56.1%	68.5%

	As of
(dollars in thousands, except share data)	March 31, 2021	December 31, 2020

Tangible book value per share
Shareholders' equity	$701,463	$717,750
Less: goodwill and other intangibles	(32,587)	(32,880)
Tangible shareholder's equity	$668,876	$684,870
Common shares outstanding	21,360,514	21,796,904
Computed amount	$31.31	$31.42

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$668,876	$684,870
Tangible assets
Total assets	7,265,191	7,237,091
Less: Goodwill and other intangibles	(32,587)	(32,880)
Net	$7,232,604	$7,204,211
Ratio	9.2%	9.5%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals.

	March 31, 2021
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$69,101	$—	$—	$—	$—	$—	$—	$—	$69,101
FHLB Stock	1,223	—	—	—	—	—	8,628	—	9,851
Investment securities (1)	144,455	29,037	52,692	108,864	120,887	419,752	173,418	—	1,049,105
LHFS	390,223	—	—	—	—	—	—	—	390,223
LHFI (1)	1,272,762	431,084	679,577	1,122,086	1,043,257	725,761	17,247	—	5,291,774
Total	1,877,764	460,121	732,269	1,230,950	1,164,144	1,145,513	199,293	—	6,810,054
Non-interest-earning assets	—	—	—	—	—	—	—	455,137	455,137
Total assets	$1,877,764	$460,121	$732,269	$1,230,950	$1,164,144	$1,145,513	$199,293	$455,137	$7,265,191
Interest-bearing liabilities:
Demand deposit accounts (2)	$557,900	$—	$—	$—	$—	$—	$—	$—	$557,900
Savings accounts (2)	287,028	—	—	—	—	—	—	—	287,028
Money market accounts (2)	2,665,875	—	—	—	—	—	—	—	2,665,875
Certificates of deposit	403,695	110,628	411,739	235,157	17,191	7	297	—	1,178,714
Federal funds purchased and securities sold under agreements to repurchase	50,000	—	—	—	—	—	—	—	50,000
FHLB advances	28,000	—	—	—	—	—	—	—	28,000
Borrowings	6,500	—	—	—	—	—	—	—	6,500
Long-term debt (3)	60,885	—	—	—	65,000	—	—	—	125,885
Total	4,059,883	110,628	411,739	235,157	82,191	7	297	—	4,899,902
Non-interest bearing liabilities	—	—	—	—	—	—	—	1,663,826	1,663,826
Shareholders' Equity	—	—	—	—	—	—	—	701,463	701,463
Total liabilities and shareholders' equity	$4,059,883	$110,628	$411,739	$235,157	$82,191	$7	$297	$2,365,289	$7,265,191
Interest sensitivity gap	$(2,182,119)	$349,493	$320,530	$995,793	$1,081,953	$1,145,506	$198,996
Cumulative interest sensitivity gap
Total	$(2,182,119)	$(1,832,626)	$(1,512,096)	$(516,303)	$565,650	$1,711,156	$1,910,152
As a % of total assets	(30)%	(25)%	(21)%	(7)%	8%	24%	26%
As a % of cumulative interest-bearing liabilities	46%	56%	67%	89%	112%	135%	139%

(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of March 31, 2021, the Company is considered liability-sensitive as exhibited by the gap table but our net interest income sensitivity analysis shows positive results in the increasing interest rate scenarios. This is because of the impact of our historical deposit repricing betas which result in an assumed delay in repricing of deposits in an increasing interest rate scenario and a lower magnitude of repricing compared to the repricing of loans and other interest-earning assets. Net interest income would be expected to rise in the long term if interest rates were to rise due to the Bank’s cumulative asset-sensitive position.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of March 31, 2021 and December 31, 2020 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	March 31, 2021		December 31, 2020
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	7.7%	(10.7)%	3.5%	(9.3)%
+100	3.4%	(6.1)%	1.2%	(4.3)%
-100	(5.5)%	(2.8)%	(3.8)%	(3.7)%
-200	(7.6)%	(6.4)%	(4.7)%	(5.7)%

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

At March 31, 2021, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The changes in interest rate sensitivity between December 31, 2020 and March 31, 2021 reflected the impact of lower market interest rates, a flatter yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1ARISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer
Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the quarter ended March 31, 2021 were as follows.

(in thousands, expect share and per share information)	Total shares of common stock purchased	Average price paid per share of common stock	Dollar value of remaining authorized repurchase
January	—	$—	$25,000
February	288,481	41.50	13,027
March	272,515	47.81	—
Total	560,996	$44.56

Sales of Unregistered Securities
There were no sales of unregistered securities during the first quarter of 2021.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 7, 2021.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)