Form 10-Q
period 2021-06-30
HomeStreet, Inc.
filed 2021-08-06
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
OR
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
The number of outstanding shares of the registrant's common stock as of August 2, 2021 was 20,794,666.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank"), HomeStreet Capital Corporation ("HomeStreet Capital") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$88,471	$58,049
Investment securities	1,007,658	1,076,364
Loans held for sale ("LHFS")	225,241	361,932
Loans held for investment ("LHFI") (net of allowance for credit losses of $59,897 and $64,294)	5,332,626	5,179,886
Mortgage servicing rights ("MSRs")	98,985	85,740
Premises and equipment, net	60,725	65,102
Other real estate owned ("OREO")	1,484	1,375
Goodwill and other intangible assets	32,295	32,880
Other assets	320,466	375,763
Total assets	$7,167,951	$7,237,091
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,086,527	$5,821,559
Borrowings	50,000	322,800
Long-term debt	125,932	125,838
Accounts payable and other liabilities	196,761	249,144
Total liabilities	6,459,220	6,519,341
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 20,791,659 shares and 21,796,904 shares	260,774	278,505
Retained earnings	420,111	403,888
Accumulated other comprehensive income	27,846	35,357
Total shareholders' equity	708,731	717,750
Total liabilities and shareholders' equity	$7,167,951	$7,237,091

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020

Interest income:
Loans	$57,078	$55,728	$110,646	$114,737
Investment securities	5,010	5,999	10,961	10,386
Cash, Fed Funds and other	159	75	331	428
Total interest income	62,247	61,802	121,938	125,551
Interest expense:
Deposits	2,773	8,175	6,423	22,958
Borrowings	1,502	2,131	3,026	5,663
Total interest expense	4,275	10,306	9,449	28,621
Net interest income	57,972	51,496	112,489	96,930
Provision for credit losses	(4,000)	6,469	(4,000)	20,469
Net interest income after provision for credit losses	61,972	45,027	116,489	76,461
Noninterest income:
Net gain on loan origination and sale activities	21,271	30,027	54,730	52,568
Loan servicing income	1,931	2,402	2,679	8,503
Deposit fees	1,997	1,566	3,821	3,456
Other	3,025	2,607	5,827	4,705
Total noninterest income	28,224	36,602	67,057	69,232
Noninterest expense:
Compensation and benefits	34,378	34,427	70,213	66,859
Information services	6,949	7,405	13,733	14,929
Occupancy	5,973	7,959	12,465	14,728
General, administrative and other	5,515	7,861	13,012	16,320
Total noninterest expense	52,815	57,652	109,423	112,836
Income before income taxes	37,381	23,977	74,123	32,857
Income tax expense	8,224	5,073	15,303	6,814
Net income	$29,157	$18,904	$58,820	$26,043

Net income per share:
Basic	$1.38	$0.81	$2.76	$1.11
Diluted	$1.37	$0.81	$2.72	$1.10
Weighted average shares outstanding:
Basic	21,057,473	23,330,494	21,345,969	23,509,712
Diluted	21,287,974	23,479,845	21,623,298	23,670,063

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Net income	$29,157	$18,904	$58,820	$26,043
Other comprehensive income:
Unrealized gain (loss) on investment securities available for sale ("AFS")	10,236	13,866	(9,445)	30,950
Reclassification for net (gains) losses included in income	(62)	(219)	(62)	(331)
Other comprehensive income (loss) before tax	10,174	13,647	(9,507)	30,619
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	2,150	2,912	(1,983)	6,499
Reclassification for net (gains) losses included in income	(13)	(46)	(13)	(69)
Total	2,137	2,866	(1,996)	6,430
Other comprehensive income (loss)	8,037	10,781	(7,511)	24,189
Total comprehensive income	$37,194	$29,685	$51,309	$50,232

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended June 30, 2020
Balance, March 31, 2020	23,376,793	$294,302	$365,283	$17,729	$677,314
Net income	—	—	18,904	—	18,904
Share-based compensation expense	2,796	707	—	—	707
Common stock issued - Option exercise; stock grants	29,394	169	—	—	169
Other comprehensive income	—	—	—	10,781	10,781
Dividends declared on common stock ($0.15 per share)	—	—	(3,532)	—	(3,532)
Common stock repurchased	(401,583)	(4,307)	(5,387)	—	(9,694)
Balance, June 30, 2020	23,007,400	$290,871	$375,268	$28,510	$694,649

For the six months ended June 30, 2020
Balance, December 31, 2019	23,890,855	$300,729	$374,673	$4,321	$679,723
Net income	—	—	26,043	—	26,043
Share-based compensation expense	4,944	1,184	—	—	1,184
Common stock issued - Option exercise; stock grants	116,753	782	—	—	782
Cumulative effect of adoption of new accounting standards	—	—	(3,740)	—	(3,740)
Other comprehensive income	—	—	—	24,189	24,189
Dividends declared on common stock ($0.30 per share)			(7,106)		(7,106)
Common stock repurchased	(1,005,152)	(11,824)	(14,602)	—	(26,426)
Balance, June 30, 2020	23,007,400	$290,871	$375,268	$28,510	$694,649

For the quarter ended June 30, 2021
Balance, March 31, 2021	21,360,514	$269,942	$411,712	$19,809	$701,463
Net income	—	—	29,157	—	29,157
Share-based compensation expense	2,796	855	—	—	855
Common stock issued - Option exercise; stock grants	2,312	195	—	—	195
Other comprehensive income (loss)	—	—	—	8,037	8,037
Dividends declared on common stock ($0.25 per share)	—	—	(5,378)	—	(5,378)
Common stock repurchased	(573,963)	(10,218)	(15,380)	—	(25,598)
Balance, June 30, 2021	20,791,659	$260,774	$420,111	$27,846	$708,731

For the six months ended June 30, 2021
Balance, December 31, 2020	21,796,904	$278,505	$403,888	$35,357	$717,750
Net income	—	—	58,820	—	58,820
Share-based compensation expense	5,612	1,665	—	—	1,665
Common stock issued - Option exercise; stock grants	187,753	2,044	—	—	2,044
Other comprehensive income (loss)	—	—	—	(7,511)	(7,511)
Dividends declared on common stock ($0.50 per share)	—	—	(10,912)	—	(10,912)
Common stock repurchased	(1,198,610)	(21,440)	(31,685)	—	(53,125)
Balance, June 30, 2021	20,791,659	$260,774	$420,111	$27,846	$708,731

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,820	$26,043
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(4,000)	20,469
Depreciation and amortization, premises and equipment	4,788	4,299
Amortization of premiums and discounts: AFS securities, deposits, debt	3,204	5,011
Operating leases: excess of payments over amortization	(2,016)	(1,813)
Amortization of finance leases	546	709
Amortization of core deposit intangibles	587	689
Amortization of deferred loan fees and costs	(4,825)	1,536
Share-based compensation expense	1,665	1,184
Lease impairment costs	180	2,617
Deferred income tax expense (benefit)	5,353	(8,188)
Origination of LHFS	(1,336,342)	(983,212)
Proceeds from sale of LHFS	1,380,651	820,312
Net fair value adjustment and gain on sale of LHFS	(25,441)	(32,701)
Origination of MSRs	(20,472)	(9,978)
Net gain on sale of LHFI	(4,613)	(1,864)
Change in fair value of mortgage servicing rights	4,434	26,678
Amortization of MSRs	3,477	2,734
(Increase) decrease in other assets	(6,414)	(20,022)
Increase (decrease) in accounts payable and other liabilities	(4,407)	183
Net cash provided by (used in) operating activities	55,175	(145,314)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(86,333)	(335,037)
Proceeds from sale of investment securities	28,187	55,615
Principal payments on investment securities	114,367	77,845
Proceeds from sale of OREO	—	650
Proceeds from sale of LHFI	251,474	244,723
Net cash provided by disposal of discontinued operations	—	2,758
Net increase in LHFI	(272,051)	(423,497)
Purchase of premises and equipment	(827)	(1,145)
Proceeds from sale of Federal Home Loan Bank stock	86,321	97,646
Purchases of Federal Home Loan Bank stock	(76,726)	(90,913)
Net cash provided by (used in) investing activities	44,412	(371,355)

	Six Months Ended June 30,
(in thousands)	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	264,898	316,301
Changes in short-term borrowings, net	(322,800)	242,000
Proceeds from other long-term borrowings	50,000	—
Repayment of finance lease principal	(613)	(724)
Repurchases of common stock	(50,001)	(26,001)
Proceeds from exercise of stock options	263	237
Dividends paid on common stock	(10,912)	(7,106)
Net cash provided by (used in) financing activities	(69,165)	524,707
Net increase in cash and cash equivalents	30,422	8,038
Cash and cash equivalents, beginning of year	58,049	57,880
Cash and cash equivalents, end of period	$88,471	$65,918
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,517	$29,532
Federal and state income taxes	23,367	516
Non-cash activities:
Increase in lease assets and lease liabilities	467	—
Decrease in lease assets and lease liabilities	—	38,754
Loans transferred from LHFI to LHFS	146,270	120,691
Loans transferred from LHFS to LHFI	17,446	4,340
Ginnie Mae loans recognized with the right to repurchase, net	—	12,341
Ginnie Mae loans derecognized with the right to repurchase, net	44,680	—
Repurchase of common stock-award settlement	3,124	425

See accompanying notes to consolidated financial statements

HomeStreet, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc., a State of Washington corporation organized in 1921 (the "Corporation"), is a Washington-based diversified financial services holding company whose operations are primarily conducted through its wholly owned subsidiaries (collectively the "Company") HomeStreet Capital Corporation, HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank"), and the Bank's subsidiaries, Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC, and Union Street Holdings LLC. The Company is principally engaged in commercial banking, mortgage banking and consumer/retail banking activities serving customers primarily in the Western United States.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.

Immaterial Restatement: Subsequent to issuance of the June 30, 2020 financial statements, management concluded that purchases of and proceeds from the sale of Federal Home Loan Bank stock were incorrectly classified as financing activities, rather than investing activities, in the consolidated statements of cash flows. To correct this classification error, amounts previously reported for the purchases of and proceeds from the sale of Federal Home Loan Bank stock for the six months ended June 30, 2020 as financing activities are reported as investing activities in the consolidated statement of cash flows.

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

NOTE 2–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At June 30, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$37,116	$763	$(292)	$37,587
Commercial	41,333	1,499	(94)	42,738
Collateralized mortgage obligations ("CMOs"):
Residential	191,914	4,261	(841)	195,334
Commercial	141,061	2,704	(365)	143,400
Municipal bonds	519,186	27,010	(379)	545,817
Corporate debt securities	14,060	915	—	14,975
U.S. Treasury securities	23,519	67	—	23,586
Total	$968,189	$37,219	$(1,971)	$1,003,437

HTM
Municipal bonds	$4,221	$177	$—	$4,398

	At December 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$50,001	$1,237	$(192)	$51,046
Commercial	43,061	2,131	(8)	45,184
CMOs:
Residential	228,685	6,319	(95)	234,909
Commercial	155,645	3,719	(181)	159,183
Municipal bonds	533,719	31,321	(337)	564,703
Corporate debt securities	14,381	841	—	15,222
Agency debentures	1,846	—	—	1,846
Total	$1,027,338	$45,568	$(813)	$1,072,093

HTM
Municipal bonds	$4,271	$236	$—	$4,507

MBS and CMOs represent securities issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2021 and December 31, 2020, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor's Rating Services or Moody's Investors Services.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At June 30, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(65)	$1,126	$(227)	$1,346	$(292)	$2,472
Commercial	(94)	8,932	—	—	(94)	8,932
CMOs:
Residential	(841)	31,525	—	—	(841)	31,525
Commercial	(196)	8,595	(169)	16,550	(365)	25,145
Municipal bonds	(317)	26,835	(62)	3,868	(379)	30,703
Total	$(1,513)	$77,013	$(458)	$21,764	$(1,971)	$98,777

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(7)	$1,196	$(185)	$1,432	$(192)	$2,628
Commercial	(8)	925	—	—	(8)	925
CMOs:
Residential	(95)	7,391	—	—	(95)	7,391
Commercial	(39)	6,687	(142)	15,358	(181)	22,045
Municipal bonds	(337)	10,512	—	—	(337)	10,512
Total	$(486)	$26,711	$(327)	$16,790	$(813)	$43,501

There were no HTM securities in an unrealized loss position at June 30, 2021 or December 31, 2020.

The Company has evaluated AFS securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of June 30, 2021 or December 31, 2020. In addition, as of June 30, 2021 and December 31, 2020, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield:

	At June 30, 2021
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$1,726	6.12%	$16,014	3.67%	$62,276	3.30%	$465,801	3.30%	$545,817	3.32%
Corporate debt securities	—	—%	6,918	3.73%	8,057	4.87%	—	—%	14,975	4.34%
U.S. Treasury securities	—	—%	—	—%	23,586	1.29%	—	—%	23,586	1.29%
Total	$1,726	6.12%	$22,932	3.69%	$93,919	2.90%	$465,801	3.30%	$584,378	3.26%

HTM
Municipal bonds	$1,046	2.51%	$3,352	2.41%	$—	—%	$—	—%	$4,398	2.44%

	At December 31, 2020
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$4,024	3.19%	$14,978	3.82%	$59,496	3.26%	$486,205	3.29%	$564,703	3.30%
Corporate debt securities	183	4.27%	7,059	3.74%	7,980	4.78%	—	—%	15,222	4.30%
Agency debentures	—	—%	—	—%	—	—%	1,846	2.68%	1,846	2.68%
Total	$4,207	3.24%	$22,037	3.80%	$67,476	3.45%	$488,051	3.29%	$581,771	3.33%

HTM
Municipal bonds	$—	—%	$4,507	2.47%	$—	—%	$—	—%	$4,507	2.47%

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of June 30, 2021 and December 31, 2020 was 1.88% and 1.92%, respectively.

Sales of investment securities were as follows for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Proceeds	$28,187	$21,823	$28,187	$55,615
Gross gains	288	544	288	1,289
Gross losses	(226)	(325)	(226)	(958)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At June 30, 2021	At December 31, 2020

Washington, Oregon and California State to secure public deposits	$167,177	$171,471
Other securities pledged	6,075	3,391
Total securities pledged as collateral	$173,252	$174,862

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $2.5 million and $2.8 million for the quarters ended June 30, 2021 and 2020, respectively and $5.0 million and $5.1 million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 3 -LOANS AND CREDIT QUALITY:
The Company's LHFI is divided into two portfolio segments, consumer loans and commercial loans. Within each portfolio segment, the Company monitors and assesses credit risk based on the risk characteristics of each of the following loan classes: single family and home equity and other loans within the consumer loan portfolio segment and non-owner occupied commercial real estate, multifamily, construction and land development, owner occupied commercial real estate and commercial business loans within the commercial loan portfolio segment. LHFI consists of the following:

(in thousands)	At June 30, 2021	At December 31, 2020

Commercial real estate loans
Non-owner occupied commercial real estate	$761,754	$829,538
Multifamily	1,966,995	1,428,092
Construction/land development	484,282	553,695
Total	3,213,031	2,811,325
Commercial and industrial loans
Owner occupied commercial real estate	457,504	467,256
Commercial business	575,122	645,723
Total	1,032,626	1,112,979
Consumer loans
Single family (1)	812,287	915,123
Home equity and other	334,579	404,753
Total	1,146,866	1,319,876
Total LHFI	5,392,523	5,244,180
Allowance for credit losses ("ACL")	(59,897)	(64,294)
Total LHFI less ACL	$5,332,626	$5,179,886

(1)    Includes $5.2 million and $7.1 million at June 30, 2021 and December 31, 2020, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Loans totaling $1.5 billion and $1.4 billion at June 30, 2021 and December 31, 2020, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $582 million and $569 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure borrowings from the Federal Reserve Bank.

Credit Risk Concentrations

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At June 30, 2021 and December 31, 2020, multifamily loans in the state of California represented 27% and 19% of the total LHFI portfolio, respectively.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
During the quarter ended March 31, 2020, the qualitative factors increased significantly due to the forecasted impacts of the COVID-19 pandemic. The qualitative factors have remained at a high level due to the continued uncertainty regarding the impact of the COVID-19 pandemic. Included in the qualitative factors are estimates of potential loss exposure which are based on forbearance activities relating to the COVID-19 pandemic in the Bank’s loan portfolio. Due to improvements in economic conditions, the Company recorded a $4 million recovery of the allowance for credit losses in the second quarter of 2021. As of June 30, 2021, the Bank expects that over the two-year forecast period, the markets in which it operates will have a modest improvement in single family and multifamily collateral values, but deterioration in commercial real estate collateral values with negative risk factors peaking in the first year. The Bank also expects that over the two-year forecast period, the markets in which it operates will have a modest deterioration in the economic outlook, with negative risk factors peaking in the first year.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $2.1 million and $1.6 million at June 30, 2021 and December 31, 2020, respectively.
The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $19.6 million and $21.2 million at June 30, 2021 and December 31, 2020, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Beginning balance	$64,047	$58,299	$64,294	$41,772
Provision for credit losses	(4,145)	6,705	(4,516)	21,360
Net (charge-offs) recoveries	(5)	(4)	119	25
Impact of ASC 326 adoption	—	—	—	1,843
Ending balance	$59,897	$65,000	$59,897	$65,000

Allowance for unfunded commitments:
Beginning balance	$1,959	$2,307	$1,588	$1,065
Provision for credit losses	145	(236)	516	(891)
Impact of ASC 326 adoption	—	—	—	1,897
Ending balance	$2,104	$2,071	$2,104	$2,071

Provision for credit losses:
Allowance for credit losses - loans	$(4,145)	$6,705	$(4,516)	$21,360
Allowance for unfunded commitments	145	(236)	516	(891)
Total	$(4,000)	$6,469	$(4,000)	$20,469

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows for the periods indicated:

	Quarter Ended June 30, 2021
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Commercial real estate loans
Non-owner occupied commercial real estate	$9,218	$—	$—	$(141)	$9,077
Multifamily	6,969	—	—	276	7,245
Construction/land development
Multifamily construction	3,936	—	—	(3,436)	500
Commercial real estate construction	1,908	—	—	114	2,022
Single family construction	5,007	—	—	646	5,653
Single family construction to permanent	1,124	—	—	(77)	1,047
Total	28,162	—	—	(2,618)	25,544
Commercial and industrial loans
Owner occupied commercial real estate	5,266	—	—	252	5,518
Commercial business	17,105	—	24	(1,255)	15,874
Total	22,371	—	24	(1,003)	21,392
Consumer loans
Single family	6,735	(44)	2	470	7,163
Home equity and other	6,779	(35)	48	(994)	5,798
Total	13,514	(79)	50	(524)	12,961
Total ACL	$64,047	$(79)	$74	$(4,145)	$59,897

	Quarter Ended June 30, 2020
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Commercial real estate loans
Non-owner occupied commercial real estate	$9,021	$—	$—	$(1,696)	$7,325
Multifamily	4,265	—	—	1,122	5,387
Construction/land development
Multifamily construction	3,218	—	—	593	3,811
Commercial real estate construction	382	—	—	58	440
Single family construction	6,585	—	—	(716)	5,869
Single family construction to permanent	1,512	—	—	3	1,515
Total	24,983	—	—	(636)	24,347
Commercial and industrial loans
Owner occupied commercial real estate	4,160	—	—	1,481	5,641
Commercial business	8,161	—	24	7,631	15,816
Total	12,321	—	24	9,112	21,457
Consumer loans
Single family	8,587	—	1	(518)	8,070
Home equity and other	12,408	(88)	59	(1,253)	11,126
Total	20,995	(88)	60	(1,771)	19,196
Total ACL	$58,299	$(88)	$84	$6,705	$65,000

	Six Months Ended June 30, 2021
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Commercial real estate loans
Non-owner occupied commercial real estate	$8,845	$—	$—	$232	$9,077
Multifamily	6,072	—	—	1,173	7,245
Construction/land development
Multifamily construction	4,903	—	—	(4,403)	500
Commercial real estate construction	1,670	—	—	352	2,022
Single family construction	5,130	—	—	523	5,653
Single family construction to permanent	1,315	—	—	(268)	1,047
Total	27,935	—	—	(2,391)	25,544
Commercial and industrial loans
Owner occupied commercial real estate	4,994		—	524	5,518
Commercial business	17,043	—	98	(1,267)	15,874
Total	22,037	—	98	(743)	21,392
Consumer loans
Single family	6,906	(114)	122	249	7,163
Home equity and other	7,416	(91)	104	(1,631)	5,798
Total	14,322	(205)	226	(1,382)	12,961
Total ACL	$64,294	$(205)	$324	$(4,516)	$59,897

	Six Months Ended June 30, 2020
(in thousands)	Prior to adoption of ASC 326	Impact of ASC 326 adoption	Charge-offs	Recoveries	Provision	Ending balance

Commercial real estate loans
Non-owner occupied commercial real estate	$7,245	$(3,392)	$—	$—	$3,472	$7,325
Multifamily	7,015	(2,977)	—	—	1,349	5,387
Construction/land development
Multifamily construction	2,848	693	—	—	270	3,811
Commercial real estate construction	624	(115)	—	—	(69)	440
Single family construction	3,800	4,280	—	163	(2,374)	5,869
Single family construction to permanent	1,003	200	—	—	312	1,515
Total	22,535	(1,311)	—	163	2,960	24,347
Commercial and industrial loans
Owner occupied commercial real estate	3,639	(2,459)		—	4,461	5,641
Commercial business	2,915	510	(143)	48	12,486	15,816
Total	6,554	(1,949)	(143)	48	16,947	21,457
Consumer loans
Single family	6,450	468	—	54	1,098	8,070
Home equity and other	6,233	4,635	(305)	208	355	11,126
Total	12,683	5,103	(305)	262	1,453	19,196
Total ACL	$41,772	$1,843	$(448)	$473	$21,360	$65,000

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status.

	At June 30, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied commercial real estate
1-6 Pass	$22,128	$51,228	$175,162	$142,411	$124,528	$242,014	$1,120	$939	$759,530
7- Special Mention	—	—	—	—	—	2,224	—	—	2,224
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	22,128	51,228	175,162	142,411	124,528	244,238	1,120	939	761,754
Multifamily
1-6 Pass	784,331	595,349	292,927	65,883	30,049	198,350	106	—	1,966,995
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	784,331	595,349	292,927	65,883	30,049	198,350	106	—	1,966,995
Multifamily construction
1-6 Pass	2,464	21,512	19,324	—	—	—	—	—	43,300
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	2,464	21,512	19,324	—	—	—	—	—	43,300
Commercial real estate construction
1-6 Pass	—	3,962	—	2,034	15,844	570	7,546	—	29,956
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	—	3,962	—	2,034	15,844	570	7,546	—	29,956
Single family construction
1-6 Pass	104,065	54,198	20,889	3,106	—	78	93,870	—	276,206
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	104,065	54,198	20,889	3,106	—	78	93,870	—	276,206
Single family construction to permanent
Current	32,993	69,627	28,544	3,656	—	—	—	—	134,820
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	32,993	69,627	28,544	3,656	—	—	—	—	134,820
Owner occupied commercial real estate
1-6 Pass	35,512	49,056	59,779	52,134	76,314	122,161	550	2,917	398,423
7- Special Mention	—	—	—	2,221	6,032	307	—	65	8,625
8 - Substandard	—	—	18,985	1,111	10,658	19,702	—	—	50,456
Total	35,512	49,056	78,764	55,466	93,004	142,170	550	2,982	457,504
Commercial business
1-6 Pass	162,998	135,045	51,533	31,019	18,680	27,178	96,584	2,241	525,278
7- Special Mention	—	—	9,600	2,255	6,115	—	9,106	150	27,226
8 - Substandard	4,503	70	3,569	9,862	1,874	2,857	(227)	110	22,618
Total	167,501	135,115	64,702	43,136	26,669	30,035	105,463	2,501	575,122
Total commercial portfolio	$1,148,994	$980,047	$680,312	$315,692	$290,094	$615,441	$208,655	$6,422	$4,245,657

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At June 30, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$84,439	$165,157	$95,791	$104,237	$121,245	$238,575	$—	$—	$809,444
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	123	—	—	123
90+ days	—	—	971	857	157	735	—	—	2,720
Total (1)	84,439	165,157	96,762	105,094	121,402	239,433	—	—	812,287
Home equity and other
Current	1,217	1,023	704	791	657	3,682	317,713	7,123	332,910
Past due:
30-59 days	—	3	3	—	—	—	—	—	6
60-89 days	—	—	—	—	—	—	7	—	7
90+ days	—	—	—	—	2	52	1,602	—	1,656
Total	1,217	1,026	707	791	659	3,734	319,322	7,123	334,579
Total consumer portfolio	$85,656	$166,183	$97,469	$105,885	$122,061	$243,167	$319,322	$7,123	$1,146,866
Total LHFI	$1,234,650	$1,146,230	$777,781	$421,577	$412,155	$858,608	$527,977	$13,545	$5,392,523

(1)    Includes $5.2 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status:

	At December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied commercial real estate
1-6 Pass	$53,782	$176,556	$165,268	$147,719	$150,221	$131,935	$796	$1,031	$827,308
7- Special Mention	—	—	—	—	—	2,230	—	—	2,230
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	53,782	176,556	165,268	147,719	150,221	134,165	796	1,031	829,538
Multifamily
1-6 Pass	711,009	324,246	100,572	32,693	166,937	92,255	380	—	1,428,092
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	711,009	324,246	100,572	32,693	166,937	92,255	380	—	1,428,092
Multifamily construction
1-6 Pass	12,182	21,366	45,256	11,823	—	—	—	—	90,627
7- Special Mention	—	—	—	—	24,702	—	—	—	24,702
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	12,182	21,366	45,256	11,823	24,702	—	—	—	115,329
Commercial real estate construction
1-6 Pass	3,963	—	2,104	14,721	—	614	5,883	—	27,285
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	3,963	—	2,104	14,721	—	614	5,883	—	27,285
Single family construction
1-6 Pass	121,233	47,539	14,055	—	—	600	75,743	—	259,170
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	121,233	47,539	14,055	—	—	600	75,743	—	259,170
Single family construction to permanent
Current	62,955	72,825	15,443	688	—	—	—	—	151,911
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	62,955	72,825	15,443	688	—	—	—	—	151,911
Owner occupied commercial real estate
1-6 Pass	48,647	60,872	58,582	85,275	98,046	50,596	—	4,354	406,372
7- Special Mention	—	—	5,977	3,529	—	—	—	69	9,575
8 - Substandard	—	19,407	1,111	10,750	17,122	2,919	—	—	51,309
Total	48,647	80,279	65,670	99,554	115,168	53,515	—	4,423	467,256
Commercial business
1-6 Pass	345,540	63,020	47,710	22,556	18,411	14,972	76,218	2,577	591,004
7- Special Mention	—	10,837	2,058	6,653	—	—	3,975	166	23,689
8 - Substandard	—	5,923	11,327	2,338	1,891	1,001	8,438	112	31,030
Total	345,540	79,780	61,095	31,547	20,302	15,973	88,631	2,855	645,723
Total commercial portfolio	$1,359,311	$802,591	$469,463	$338,745	$477,330	$297,122	$171,433	$8,309	$3,924,304

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$174,994	$111,143	$154,757	$168,412	$59,161	$242,444	$—	$—	$910,911
Past due:
30-59 days	—	570	—	318	—	390	—	—	1,278
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	824	335	405	386	—	984	—	—	2,934
Total (1)	175,818	112,048	155,162	169,116	59,161	243,818	—	—	915,123

Home equity and other
Current	1,878	1,230	1,311	1,363	431	5,126	384,005	8,147	403,491
Past due:
30-59 days	98	22	—	—	—	11	66	31	228
60-89 days	—	13	—	—	—	—	129	—	142
90+ days	—	9	—	—	275	24	584	—	892
Total	1,976	1,274	1,311	1,363	706	5,161	384,784	8,178	404,753
Total consumer portfolio	$177,794	$113,322	$156,473	$170,479	$59,867	$248,979	$384,784	$8,178	$1,319,876
Total LHFI	$1,537,105	$915,913	$625,936	$509,224	$537,197	$546,101	$556,217	$16,487	$5,244,180

(1)    Includes $7.1 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At June 30, 2021
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied commercial real estate	$1,789	$—	$3,120	$—	$4,909
Commercial business	1,537	545	—	2,623	4,705
Total	3,326	545	3,120	2,623	9,614
Consumer loans
Single family	—	2,361	—	—	2,361
Home equity loans and other	—	904	—	—	904
Total	—	3,265	—	—	3,265
Total collateral-dependent loans	$3,326	$3,810	$3,120	$2,623	$12,879

	At December 31, 2020
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied commercial real estate	$1,789	$—	$3,133	$—	$4,922
Commercial business	1,787	545	—	2,882	5,214
Total	3,576	545	3,133	2,882	10,136
Consumer loans
Single family	—	2,457	—	—	2,457
Total	—	2,457	—	—	2,457
Total collateral-dependent loans	$3,576	$3,002	$3,133	$2,882	$12,593

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At June 30, 2021		At December 31, 2020
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

Commercial and industrial loans
Owner occupied commercial real estate	$4,910	$4,910	$4,922	$4,922
Commercial business	2,488	8,890	3,100	9,183
Total	7,398	13,800	8,022	14,105
Consumer loans
Single family	$1,929	$4,944	$2,173	$4,883
Home equity and other	908	2,091	2	1,734
Total	2,837	7,035	2,175	6,617
Total nonaccrual loans	$10,235	$20,835	$10,197	$20,722

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At June 30, 2021
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

Commercial real estate loans
Non-owner occupied commercial real estate	$—	$—	$—		$—	$—	$761,754	$761,754
Multifamily	—	—	—		—	—	1,966,995	1,966,995
Construction/land development
Multifamily construction	—	—	—		—	—	43,300	43,300
Commercial real estate construction	—	—	—		—	—	29,956	29,956
Single family construction	—	—	—		—	—	276,206	276,206
Single family construction to permanent	—	—	—		—	—	134,820	134,820
Total	—	—	—		—	—	3,213,031	3,213,031
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—		4,910	4,910	452,594	457,504
Commercial business	—	—	—		8,890	8,890	566,232	575,122
Total	—	—	—		13,800	13,800	1,018,826	1,032,626
Consumer loans
Single family	1,461	796	9,731	(2)	4,944	16,932	795,355	812,287	(1)
Home equity and other	6	7	—		2,091	2,104	332,475	334,579
Total	1,467	803	9,731		7,035	19,036	1,127,830	1,146,866
Total loans	$1,467	$803	$9,731		$20,835	$32,836	$5,359,687	$5,392,523
%	0.03%	0.01%	0.18%		0.39%	0.61%	99.39%	100.00%

	At December 31, 2020
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

Commercial real estate loans
Non-owner occupied commercial real estate	$—	$—	$—		$—	$—	$829,538	$829,538
Multifamily	—	—	—		—	—	1,428,092	1,428,092
Construction and land development
Multifamily construction	—	—	—		—	—	115,329	115,329
Commercial real estate construction	—	—	—		—	—	27,285	27,285
Single family construction	—	—	—		—	—	259,170	259,170
Single family construction to permanent	—	—	—		—	—	151,911	151,911
Total	—	—	—		—	—	2,811,325	2,811,325
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—		4,922	4,922	462,334	467,256
Commercial business	—	—	—		9,183	9,183	636,540	645,723
Total	—	—	—		14,105	14,105	1,098,874	1,112,979
Consumer loans
Single family	2,161	418	11,476	(2)	4,883	18,938	896,185	915,123	(1)
Home equity and other	228	135	—		1,734	2,097	402,656	404,753
Total	2,389	553	11,476		6,617	21,035	1,298,841	1,319,876
Total loans	$2,389	$553	$11,476		$20,722	$35,140	$5,209,040	$5,244,180
%	0.05%	0.01%	0.22%		0.40%	0.67%	99.33%	100.00%

(1)Includes $5.2 million and $7.1 million of loans at June 30, 2021 and December 31, 2020, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $13.3 million and $14.7 million at June 30, 2021 and December 31, 2020, respectively.

The following tables present information about troubled debt restructuring ("TDR") activity for the periods indicated:

	Quarter Ended June 30, 2021			Six Months Ended June 30, 2021
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
Interest rate reduction	3	$807	$—	5	$1,315	$—
Payment restructure	2	1,140	—	2	1,140
	5	1,947	—	7	2,455	—
Total loans
Interest rate reduction	3	807	—	5	1,315	—
Payment restructure	2	1,140	—	2	1,140	—
Total	5	$1,947	$—	7	$2,455	$—

	Quarter Ended June 30, 2020			Six Months Ended June 30, 2020
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs	Number of loan modifications	Recorded investment	Related charge- offs

Commercial and industrial loans
Owner occupied commercial real estate
Payment restructure	—	$—	$—	1	$678	$—
Commercial business
Payment restructure	—	—	—	1	1,125	—
Total commercial and industrial
Payment restructure	—	—	—	2	1,803	—
Total	—	—	—	2	1,803	—
Consumer loans
Single family
Interest rate reduction	4	1,023	—	15	3,236	—
Payment restructure	6	1,202	—	9	1,656	—
Total	10	2,225	—	24	4,892	—
Total loans
Interest rate reduction	4	1,023	—	15	3,236	—
Payment restructure	6	1,202	—	11	3,459	—
Total	10	$2,225	$—	26	$6,695	$—

A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments. The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted for the periods indicated:

	Quarter Ended June 30,
	2021		2020
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans - single family	1	$123	4	$918
Total	1	$123	4	$918

	Six Months Ended June 30,
	2021		2020
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Commercial and industrial loans
Owner occupied commercial real estate	1	$678	—	$—
	1	678	—	—
Consumer loans
Consumer loans - single family	5	$1,342	10	$2,199
	5	1,342	10	2,199
Total	6	$2,020	10	$2,199

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

We have elected to apply temporary relief under Section 4013 of the CARES Act to certain eligible modifications and will not treat qualifying loan modifications as TDRs for accounting or disclosure purposes. Additionally, eligible short-term loan modifications subject to the practical expedient in the interagency guidance will not be treated as TDRs for accounting or disclosure purposes if they qualify.

As of June 30, 2021, excluding any SBA guaranteed loans or single family loans that are guaranteed by FHA or VA, the Company has outstanding balances of $56 million on 133 loans that were approved for and are still in forbearance under this program.

NOTE 4–DEPOSITS:

Deposit balances, including stated rates, were as follows:

	At June 30, 2021		At December 31, 2020
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,561,756	—%	$1,337,010	—%
Interest-bearing demand deposits	557,677	0.10%	484,265	0.10%
Savings	293,563	0.06%	264,024	0.07%
Money market	2,650,564	0.15%	2,596,453	0.21%
Certificates of deposit	1,022,967	0.50%	1,139,807	0.93%
Total	$6,086,527	0.16%	$5,821,559	0.29%

Certificates of deposit outstanding at June 30, 2021 mature as follows:

(in thousands)

Within one year	$725,238
One to two years	268,035
Two to three years	17,026
Three to four years	8,773
Four to five years	3,646
Thereafter	249
Total	$1,022,967

The aggregate amount of certificate of deposits in denominations of more than $250 thousand at June 30, 2021 and December 31, 2020 were $113 million and $130 million, respectively. There were $205 million and $210 million of brokered deposits at June 30, 2021 and December 31, 2020, respectively.

NOTE 5–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives, which are included in other assets or accounts payable and other liabilities on the consolidated balance sheet, consist of the following:

	At June 30, 2021
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$828,832	$1,100	$(1,069)
Interest rate lock commitments	234,046	5,901	(8)
Interest rate swaps	487,816	9,783	(14,143)
Eurodollar futures	725,000	—	(14)
Total derivatives before netting	$2,275,694	16,784	(15,234)
Netting adjustment/Cash collateral (1)		(4,197)	14,116
Carrying value on consolidated balance sheet		$12,587	$(1,118)

	At December 31, 2020
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$977,974	$1,035	$(3,714)
Interest rate lock commitments	493,873	17,395	(3)
Interest rate swaps	536,969	17,459	(20,511)
Eurodollar futures	314,000	—	(4)
Total derivatives before netting	$2,322,816	35,889	(24,232)
Netting adjustment/Cash collateral (1)		(8,250)	21,447
Carrying value on consolidated balance sheet		$27,639	$(2,785)

(1)    Includes net cash collateral paid of $9.9 million and $13.2 million at June 30, 2021 and December 31, 2020, respectively.

The following tables present gross fair value and net carrying value information about derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At June 30, 2021
Derivative assets	$16,784	$(4,197)	$12,587
Derivative liabilities	(15,234)	14,116	(1,118)
At December 31, 2020
Derivative assets	$35,889	$(8,250)	$27,639
Derivative liabilities	(24,232)	21,447	(2,785)

(1)    Includes net cash collateral paid of $9.9 million and $13.2 million at June 30, 2021 and December 31, 2020, respectively.
The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets. Payables related to cash collateral that has been received from counterparties is included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At June 30, 2021 and December 31, 2020, the Company had liabilities of $1.7 million and $3.3 million, respectively, in cash collateral received from counterparties and receivables of $11.6 million and $16.5 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$(7,267)	$(747)	$(3,409)	$4,393
Loan servicing income (loss) (2)	5,024	2,318	(7,567)	22,239
Other (3)	(35)	(222)	264	(716)

(1)Comprised of IRLCs and forward contracts used as an economic hedge of single family mortgage loans held for sale.
(2)Comprised of interest rate swaps, interest rate swaptions, futures and forward contracts used as economic hedges of single family MSRs.
(3)Comprised of interest rate swaps used as economic hedges of loans held for investment.

The notional amount of open interest rate swap agreements executed with commercial banking customers at June 30, 2021 and December 31, 2020 were $278 million and $246 million, respectively.

NOTE 6–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

(in thousands)	At June 30, 2021	At December 31, 2020

Single family	$182,790	$194,643
Commercial real estate, multifamily and SBA	42,451	167,289
Total	$225,241	$361,932

Loans sold consisted of the following for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Single family	$627,282	$397,150	$1,200,322	$707,003
Commercial real estate, multifamily and SBA	138,421	48,622	396,138	331,079
Total	$765,703	$445,772	$1,596,460	$1,038,082

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Single family	$15,836	$28,288	$42,023	$46,119
Commercial real estate, multifamily and SBA	5,435	1,739	12,707	6,449
Total	$21,271	$30,027	$54,730	$52,568

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At June 30, 2021	At December 31, 2020

Single family	$5,699,802	$5,914,592
Commercial real estate, multifamily and SBA	2,033,126	1,844,241
Total	$7,732,928	$7,758,833

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$1,941	$2,482	$2,122	$2,871
Additions, net of adjustments (1)	(26)	(211)	(46)	(527)
Realized losses (2)	(303)	(188)	(464)	(261)
Balance, end of period	$1,612	$2,083	$1,612	$2,083

(1) Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2) Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related     expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $2.8 million and $3.0 million were recorded in other assets as of June 30, 2021 and December 31, 2020, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At June 30, 2021 and December 31, 2020, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $57 million and $102 million, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Servicing income, net:
Servicing fees and other	$9,245	$7,860	$18,158	$15,853
Amortization of single family MSRs(1)	(5,181)	(4,351)	(10,874)	(7,845)
Amortization of multifamily and SBA MSRs	(2,133)	(1,259)	(3,477)	(2,734)
Total	1,931	2,250	3,807	5,274
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	(5,024)	(2,166)	6,439	(19,010)
Net gain (loss) from derivative hedging	5,024	2,318	(7,567)	22,239
Total	—	152	(1,128)	3,229
Loan servicing income	$1,931	$2,402	$2,679	$8,503

(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speeds and cash flow projections.

The changes in single family MSRs measured at fair value are as follows for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Beginning balance	$62,352	$49,933	$49,966	$68,109
Additions and amortization:
Originations	7,725	4,211	14,341	6,373
Amortization (1)	(5,181)	(4,351)	(10,874)	(7,845)
Net additions and amortization	2,544	(140)	3,467	(1,472)
Changes in fair value assumptions (2)	(5,024)	(1,989)	6,439	(18,833)
Ending balance	$59,872	$47,804	$59,872	$47,804

(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily reflected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2021	2020	2021	2020

Constant prepayment rate ("CPR") (2)	8.33%	12.64%	8.35%	13.76%
Discount rate	8.48%	7.88%	8.43%	7.86%
(1) Based on a weighted average.
(2) Represents an expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At June 30, 2021		At December 31, 2020
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs	8.80% - 17.73%	11.04%	8.13% - 19.70%	12.81%
Discount Rates	6.47% - 13.67%	7.78%	6.50% - 13.14%	8.27%
(1) Averages of all the inputs within the range.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At June 30, 2021

Fair value of single family MSR	$59,872
Expected weighted-average life (in years)	5.64
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(3,366)
Impact on fair value of 50 basis points adverse change in interest rates	$(6,677)
Discount rate
Impact on fair value of 100 basis points increase	$(2,803)
Impact on fair value of 200 basis points increase	$(5,394)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Beginning balance	$39,626	$30,120	$35,774	$29,494
Origination	1,620	1,648	6,816	3,605
Amortization	(2,133)	(1,185)	(3,477)	(2,516)
Ending balance	$39,113	$30,583	$39,113	$30,583

NOTE 7–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of June 30, 2021 and December 31, 2020, the total unpaid principal balance of loans sold under this program was $1.9 billion and $1.8 billion, respectively. The Company's reserve liability related to this arrangement totaled $0.7 million and $2.1 million at June 30, 2021 and December 31, 2020, respectively. There were no actual losses incurred under this arrangement during the quarters and six months ended June 30, 2021 and 2020.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.7 billion and $6.0 billion as of June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets, of $1.6 million and $2.1 million, respectively.

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$37,587	$—	$35,115	$2,472
Commercial	42,738	—	42,738	—
Collateralized mortgage obligations:
Residential	195,334	—	195,334	—
Commercial	143,400	—	143,400	—
Municipal bonds	545,817	—	545,817	—
Corporate debt securities	14,975	—	14,897	78
U.S. Treasury securities	23,586	—	23,586	—
Single family LHFS	182,790	—	182,790	—
Single family LHFI	5,207	—	—	5,207
Single family mortgage servicing rights	59,872	—	—	59,872
Derivatives
Forward sale commitments	1,100	—	1,100	—
Interest rate lock commitments	5,901	—	—	5,901
Interest rate swaps	9,783	—	9,783	—
Total assets	$1,268,090	$—	$1,194,560	$73,530
Liabilities:
Derivatives
Eurodollar futures	$14	$14	$—	$—
Forward sale commitments	1,069	—	1,069	—
Interest rate lock commitments	8	—	—	8
Interest rate swaps	14,143	—	14,143
Total liabilities	$15,234	$14	$15,212	$8

	At December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$51,046	$—	$48,417	$2,629
Commercial	45,184	—	45,184	—
Collateralized mortgage obligations:
Residential	234,909	—	234,909	—
Commercial	159,183	—	159,183	—
Municipal bonds	564,703	—	564,703	—
Corporate debt securities	15,222	—	15,141	81
Agency debentures	1,846	—	1,846	—
Single family LHFS	194,643	—	194,643	—
Single family LHFI	7,108	—	—	7,108
Single family mortgage servicing rights	49,966	—	—	49,966
Derivatives
Forward sale commitments	1,035	—	1,035	—
Interest rate lock commitments	17,395	—	—	17,395
Interest rate swaps	17,459	—	17,459	—
Total assets	$1,359,699	$—	$1,282,520	$77,179
Liabilities:
Derivatives
Eurodollar futures	$4	$4	$—	$—
Forward sale commitments	3,714	—	3,714	—
Interest rate lock commitments	3	—	—	3
Interest rate swaps	20,511	—	20,511	—
Total liabilities	$24,232	$4	$24,225	$3

There were no transfers between levels of the fair value hierarchy during the quarters and six months ended June 30, 2021 and 2020.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarters and six months ended June 30, 2021 and 2020, see Note 6, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $5.2 million and $7.1 million at June 30, 2021 and December 31, 2020, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

June 30, 2021
Investment securities AFS	$2,550	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	5,207	Income approach	Implied spread to benchmark interest rate curve	3.34%	10.88%	5.44%
Interest rate lock commitments, net	5,893	Income approach	Fall-out factor	1.00%	25.76%	12.46%
			Value of servicing	0.36%	1.46%	1.09%
December 31, 2020
Investment securities AFS	$2,710	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	7,108	Income approach	Implied spread to benchmark interest rate curve	3.96%	10.64%	6.23%
Interest rate lock commitments, net	17,392	Income approach	Fall-out factor	1.97%	38.38%	15.53%
			Value of servicing	0.41%	1.44%	0.97%

We had no LHFS where the fair value was not derived with significant observable inputs at June 30, 2021 and December 31, 2020.

The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Quarter Ended June 30, 2021
Investment securities AFS	$2,490	$—	$—	$(48)	$108	$2,550
Single family LHFI	4,324	785	—	—	98	5,207
Quarter Ended June 30, 2020
Investment securities AFS	$2,885	$—	$—	$(48)	$24	$2,861
Single family LHFI	4,926	1,667	—	(536)	(210)	5,847
Six Months Ended June 30, 2021
Investment securities AFS	$2,710	$—	$—	$(96)	$(64)	$2,550
Single family LHFI	7,108	1,145	—	(3,191)	145	5,207
Six Months Ended June 30, 2020
Investment securities AFS	$1,952	$985	$—	$(339)	$263	$2,861
Single family LHFI	3,468	3,346	—	(783)	(184)	5,847

(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statement.

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Beginning balance, net	$6,488	$13,502	$17,392	$2,223
Total realized/unrealized gains (losses)	7,282	12,266	3,813	28,028
Settlements	(7,877)	(7,801)	(15,312)	(12,284)
Ending balance, net	$5,893	$17,967	$5,893	$17,967

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

The following table present assets classified as Level 3 assets that had changes in their recorded fair value for the periods indicated and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value	Level 1	Level 2	Level 3	Total Gains (Losses)

At or for the Quarter Ended June 30, 2021
LHFI (1)	$741	$—	$—	$741	$(62)
At or for the Quarter Ended June 30, 2020
LHFI (1)	$1,027	$—	$—	$1,027	$(437)
At or for the Six Months Ended June 30, 2021
LHFI (1)	$741	$—	$—	$741	$(62)
At or for the Six Months Ended June 30, 2020
LHFI (1)	$1,027	$—	$—	$1,027	$(567)

(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$88,471	$88,471	$88,471	$—	$—
Investment securities HTM	4,221	4,398	—	4,398	—
LHFI	5,327,419	5,398,146	—	—	5,398,146
LHFS – multifamily and other	42,451	42,757	—	42,757	—
Mortgage servicing rights – multifamily	39,113	42,222	—	—	42,222
Federal Home Loan Bank stock	10,724	10,724	—	10,724	—
Other assets - GNMA EBO loans	57,071	57,071	—	—	57,071
Liabilities:
Certificates of deposit	$1,022,967	$1,024,499	$—	$1,024,499	$—
Borrowings	50,000	49,996		49,996
Long-term debt	125,932	118,233	—	118,233	—

	At December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$58,049	$58,049	$58,049	$—	$—
Investment securities HTM	4,271	4,507	—	4,507	—
LHFI	5,172,778	5,327,711	—	—	5,327,711
LHFS – multifamily and other	167,289	167,289	—	167,289	—
Mortgage servicing rights – multifamily	35,774	38,423	—	—	38,423
Federal Home Loan Bank stock	20,319	20,319	—	20,319	—
Other assets-GNMA EBO loans	101,750	101,750	—	—	101,750
Liabilities:
Certificates of deposit	$1,139,807	$1,143,747	$—	$1,143,747	$—
Borrowings	322,800	322,876	—	322,876	—
Long-term debt	125,838	116,893	—	116,893	—

NOTE 9–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020

Net income	$29,157	$18,904	$58,820	$26,043

Weighted average shares:
Basic weighted-average number of common shares outstanding	21,057,473	23,330,494	21,345,969	23,509,712
Dilutive effect of outstanding common stock equivalents	230,501	149,351	277,329	160,351
Diluted weighted-average number of common shares outstanding	21,287,974	23,479,845	21,623,298	23,670,063
Net income per share:
Basic earnings per share	$1.38	$0.81	$2.76	$1.11
Diluted earnings per share	$1.37	$0.81	$2.72	$1.10

NOTE 10–RESTRUCTURING:

In 2020, we took steps to consolidate our facilities and incurred charges to reflect the vacating of certain office space. In addition, we incurred certain consulting fees in connection with a corporate-wide operations restructuring program which began in 2019.

The following table summarizes the restructuring charges and the liability for restructuring costs still to be paid in the periods indicated:

(in thousands)	Facility-related costs	Personnel-related costs	Other costs	Total

Quarter ended June 30, 2021 activity
Costs paid or otherwise settled	$(333)	$(38)	$—	$(371)
Balance, June 30, 2021	$2,297	$101	$—	$2,398
Quarter ended June 30, 2020 activity
Restructuring charges	$1,867	$(12)	$298	$2,153
Costs paid or otherwise settled	(1,412)	(109)	(337)	(1,858)
Balance, June 30, 2020	$1,695	$171	$86	$1,952
Six months ended June 30, 2021 activity
Costs paid or otherwise settled	$(566)	$(53)	$(116)	$(735)
Balance, June 30, 2021	$2,297	$101	$—	$2,398
Six months ended June 30, 2020 activity
Restructuring charges	$2,447	$135	$786	$3,368
Costs paid or otherwise settled	(1,987)	(474)	(859)	(3,320)
Balance, June 30, 2020	$1,695	$171	$86	$1,952

NOTE 11–SUBSEQUENT EVENT:

On July 29, 2021 the Board authorized a dividend of $0.25 per share, payable on August 24, 2021 to shareholders of record on August 10, 2021. On the same day, the Board approved an expansion of the Company's share repurchase program for up to $15 million of its common stock.

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

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation, and expressly disclaim any such obligation to update; or clarify any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

Summary Financial Data

	Quarter Ended		Six Months Ended June 30,
(in thousands, except per share data and FTE data)	June 30, 2021	March 31, 2021	2021	2020

Select Income Statement data:
Net interest income	$57,972	$54,517	$112,489	$96,930
Provision for credit losses	(4,000)	—	(4,000)	20,469
Noninterest income	28,224	38,833	67,057	69,232
Noninterest expense	52,815	56,608	109,423	112,836
Net income:
Before income taxes	37,381	36,742	74,123	32,857
Total	29,157	29,663	58,820	26,043
Net income per share - diluted	$1.37	$1.35	$2.72	$1.10
Select Performance Ratios:
Return on average equity - annualized	16.3%	16.4%	16.4%	7.5%
Return on average tangible equity - annualized (1)	17.2%	17.3%	17.3%	8.1%
Return on average assets - annualized	1.59%	1.65%	1.62%	0.75%
Efficiency ratio (1)	62.8%	60.0%	61.3%	65.4%
Net interest margin	3.45%	3.29%	3.37%	3.03%
Other data
Full time equivalent employees	997	1,013	997	987

(1)Return on average tangible equity and the efficiency ratio are non-GAAP financial measures. For a reconciliation of return on average tangible equity to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of
(in thousands, except share and per share data)	June 30, 2021	December 31, 2020

Selected Balance Sheet Data
Loans held for sale	$225,241	$361,932
Loans held for investment, net	5,332,626	5,179,886
ACL	59,897	64,294
Investment securities	1,007,658	1,076,364
Total assets	7,167,951	7,237,091
Deposits	6,086,527	5,821,559
Borrowings	50,000	322,800
Long-term debt	125,932	125,838
Total shareholders' equity	708,731	717,750
Other data:
Book value per share	$34.09	$32.93
Tangible book value per share (1)	$32.53	$31.42
Total equity to total assets	9.9%	9.9%
Tangible common equity to tangible assets (1)	9.5%	9.5%
Shares outstanding at period end	20,791,659	21,796,904
Loans to deposit ratio	92.3%	96.3%

Credit Quality:
ACL to total loans (2)	1.18%	1.33%
ACL to nonaccrual loans	287.5%	310.3%
Nonaccrual loans to total loans	0.39%	0.40%
Nonperforming assets to total assets	0.31%	0.31%
Nonperforming assets	$22,319	$22,097
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio	9.95%	9.79%
Total risk-based capital	14.36%	14.76%
Company
Tier 1 leverage ratio	9.78%	9.65%
Total risk-based capital	13.59%	14.00%

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

Current Developments
COVID-19 Pandemic Update
We continue to monitor the spread of COVID-19 in our communities and adapt to changes in guidance from local healthcare officials. We have taken measures to mitigate opportunities for spread and to help provide a safe environment for our team members.

Our initial response included a business continuity plan with a remote working strategy, social distancing and sanitation plan. We continue to monitor this plan to adapt to recent developments. We continue to take significant measures to protect our employees, such as having most work remotely and where remote work is not viable, implementing a social distancing and sanitation plan. At June 30, 2021, all of our retail deposit branches were open to serve our customers and communities.

We participated in the Small Business Administration’s ("SBA") Paycheck Protection Program (“PPP”), and during 2021 we funded 1,383 loans with balances of $145 million under the PPP. As of June 30, 2021, PPP outstanding loan balances were $204 million. The loans funded through the PPP program are fully guaranteed by the U.S. government. Through June 30, 2021, cumulative PPP loans forgiven totaled $242 million.

Other Items
As part of our capital management strategy, during the first six months of 2021, we repurchased a total of 1,126,352 shares of our common stock at an average price of $44.39 per share. On July 29, 2021, the Board of Directors approved an expansion of the Company's share repurchase program for up to $15 million of its common stock.

Management's Overview of the Second Quarter 2021 Financial Performance

Second Quarter of 2021 Compared to the First Quarter of 2021

General: Our net income and income before taxes were $29.2 million and $37.4 million, respectively, in the second quarter of 2021, as compared to $29.7 million and $36.7 million, respectively, in the first quarter of 2021. The $0.6 million increase in income before taxes was due to an increase in net interest income, a lower provision for credit losses and lower noninterest expense, partially offset by lower noninterest income.

Income Taxes: Our effective tax rate in the second quarter of 2021 was 22.0% as compared to 19.3% in the first quarter of 2021 and a statutory rate of 23.5%. Our effective tax rate was lower than our statutory rate due to the benefits of tax advantaged investments. Our effective tax rate in the second quarter of 2021 was higher than the first quarter of 2021 due to reductions in taxes on income related to excess tax benefits resulting from the exercise or vesting of stock awards during the first quarter.

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

	Quarter Ended
	June 30, 2021			March 31, 2021
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$5,664,187	$57,265	4.02%	$5,605,868	$53,755	3.85%
Investment securities (1)	1,032,995	5,677	2.20%	1,065,423	6,591	2.47%
FHLB Stock, Fed Funds and other	86,525	159	0.73%	68,044	172	1.01%
Total interest-earning assets	6,783,707	63,101	3.70%	6,739,335	60,518	3.60%
Noninterest-earning assets	558,568			571,073
Total assets	$7,342,275			$7,310,408
Liabilities and shareholders' equity:
Deposits: (2)
Demand deposits	$540,784	$186	0.14%	$493,831	$169	0.14%
Money market and savings	2,958,761	1,058	0.14%	2,915,005	1,228	0.17%
Certificates of deposit	1,077,959	1,529	0.57%	1,180,290	2,253	0.77%
Total deposits	4,577,504	2,773	0.24%	4,589,126	3,650	0.32%
Borrowings:
Borrowings	179,543	142	0.31%	203,621	161	0.32%
Long-term debt	125,901	1,360	4.31%	125,854	1,363	4.33%
Total interest-bearing liabilities	4,882,948	4,275	0.35%	4,918,601	5,174	0.42%
Noninterest-bearing liabilities
Demand deposits (2)	1,541,317			1,433,765
Other liabilities	199,172			226,323
Total liabilities	6,623,437			6,578,689
Shareholders' equity	718,838			731,719
Total liabilities and shareholders' equity	$7,342,275			$7,310,408
Net interest income		$58,826			$55,344
Net interest rate spread			3.35%			3.18%
Net interest margin			3.45%			3.29%

(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $0.9 million and $0.8 million for the quarters ended June 30, 2021 and March 31, 2021. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 0.18% and 0.25% for the quarter ended June 30, 2021 and March 31, 2021, respectively.

Net interest income was higher in the second quarter of 2021 due to an increase in our net interest margin and a higher level of interest-earnings assets. The higher balances of interest-earning assets were due primarily to an increase in our loan balances. Our net interest margin increased to 3.45% primarily due to a 17 basis point increase in our net interest rate spread. The increase in our net interest rate spread was due to a lower cost of interest-bearing liabilities and higher yields on interest-earning assets. The 10 basis point increase in yield on interest-earning assets was primarily due to increased PPP loan forgiveness, resulting in accelerated amortization of deferred origination fees. The seven basis point decrease in our costs of interest-bearing liabilities was the result of repricing our deposit products to lower market rates, the maturity of higher-rate time deposits and lower borrowing costs.

Provision for Credit Losses: As a result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio, we recorded a $4 million recovery of our allowance for credit losses in the second quarter of 2021, as compared to no provision for credit losses in the first quarter of 2021.

Noninterest Income consisted of the following for the periods indicated:

	Quarter Ended
(in thousands)	June 30, 2021	March 31, 2021

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$15,836	$26,187
Commercial real estate, multifamily and SBA	5,435	7,272
Loan servicing income	1,931	748
Deposit fees	1,997	1,824
Other	3,025	2,802
Total noninterest income	$28,224	$38,833

(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following for the periods indicated:

	Quarter Ended
(in thousands)	June 30, 2021	March 31, 2021

Single family servicing income, net
Servicing fees and other	$3,975	$3,935
Changes - amortization (1)	(5,181)	(5,693)
Net	(1,206)	(1,758)
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	(5,024)	11,463
Net gain (loss) from derivatives hedging	5,024	(12,591)
Subtotal	—	(1,128)
Single Family servicing income (loss)	(1,206)	(2,886)

Commercial loan servicing income:
Servicing fees and other	$5,270	$4,978
Amortization of capitalized MSRs	(2,133)	(1,344)
Total	3,137	3,634
Total loan servicing income	$1,931	$748

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income for the second quarter of 2021 as compared to the first quarter of 2021 was due to a $12.2 million decrease in gain on loan origination and sales which was partially offset by a $1.2 million increase in loan servicing income. The decrease in gain on loan origination and sales was primarily due to lower volumes and profit margins on our single family mortgage origination and sales in the second quarter of 2021 as compared to the first quarter of 2021. The increase in loan servicing income was due to improved mortgage servicing rights ("MSRs") risk management results in the second quarter of 2021, as the first quarter of 2021 had unfavorable risk management results for single family MSRs, due in part to unanticipated volatility in the shape of the yield curve.

Noninterest Expense consisted of the following for the periods indicated:

	Quarter Ended
(in thousands)	June 30, 2021	March 31, 2021

Noninterest expense
Compensation and benefits	$34,378	$35,835
Information services	6,949	6,784
Occupancy	5,973	6,492
General, administrative and other	5,515	7,497
Total noninterest expense	$52,815	$56,608

The $3.8 million decrease in noninterest expense in the second quarter of 2021 as compared to the first quarter of 2021 was primarily due to a reduction in compensation and benefits costs and general, administrative and other costs. The reduction in compensation and benefit costs was due to a $1.1 million decrease in payroll taxes and reduced staffing, partially offset by the impact of merit increases effective in the latter part of the first quarter of 2021. General, administrative and other costs decreased due to a $1.9 million reimbursement of legal costs received from our insurance carrier in the second quarter of 2021.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

General: Our net income and income before taxes were $58.8 million and $74.1 million, respectively, in the six months ended June 30, 2021, as compared to $26.0 million and $32.9 million, respectively, in the six months ended June 30, 2020. The $41.3 million increase in income before taxes was due to higher net interest income, lower provision for credit losses and lower noninterest expense, partially offset by lower noninterest income.

Income Taxes: Our effective tax rate during the six months ended June 30, 2021 was 20.6% as compared to 20.7% in the six months ended June 30, 2020 and a statutory rate of 23.5%. Our effective tax rate was lower than our statutory rate due primarily to the benefits of tax advantaged investments.

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

	Six Months Ended June 30,
	2021			2020
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$5,635,181	$111,020	3.93%	$5,362,124	$115,166	4.26%
Investment securities (1)	1,049,091	12,268	2.34%	1,048,637	11,668	2.23%
FHLB Stock, Fed Funds and other	77,315	331	0.85%	50,865	427	1.68%
Total interest-earning assets	6,761,587	123,619	3.65%	6,461,626	127,261	3.91%
Noninterest-earning assets	564,602			555,346
Total assets	$7,326,189			$7,016,972
Interest-bearing liabilities:
Deposits: (2)
Demand deposits	$517,456	$355	0.14%	$394,148	$559	0.29%
Money market and savings	2,936,982	2,285	0.16%	2,559,373	8,965	0.70%
Certificates of deposit	1,128,904	3,783	0.68%	1,323,511	13,572	2.06%
Total deposits	4,583,342	6,423	0.28%	4,277,032	23,096	1.08%
Borrowings:
Borrowings	191,422	303	0.32%	605,031	2,500	0.82%
Long-term debt	125,878	2,723	4.32%	125,690	3,025	0.48%
Total interest-bearing liabilities	4,900,642	9,449	0.39%	5,007,753	28,621	1.15%
Noninterest-bearing liabilities
Demand deposits (2)	1,487,708			1,142,186
Other liabilities	212,664			172,117
Total liabilities	6,601,014			6,322,056
Shareholders' equity	725,175			694,916
Total liabilities and shareholders' equity	$7,326,189			$7,016,972
Net interest income		$114,170			$98,640
Net interest spread			3.26%			2.76%
Net interest margin			3.37%			3.03%

(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.7 million in both the six months ended June 30, 2021 and 2020. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 0.21% and 0.86% for the six months ended June 30, 2021 and 2020, respectively.

Net interest income was higher in the six months ended June 30, 2021 as compared to six months ended June 30, 2020 due to a $300 million increase in interest-earning assets and an increase in our net interest margin from 3.03% in the six months ended June 30, 2020 to 3.37% in the six months ended June 30, 2021. The increase in interest-earning assets was due to the growth of our loan portfolio. The increase in our net interest margin was due to a 50 basis point increase in our net interest rate spread as decreases in the rates paid on interest-bearing liabilities were greater than the decreases in yields on our interest-earning assets. The 26 basis point decrease in yield on interest-earning assets was due to the origination of loans and purchases of securities at current market rates which were below our portfolio rates, the repricing down of variable rate loans and the prepayment and paydown of higher yielding loans and investments in our portfolios. Our cost of interest-bearing liabilities decreased from

1.15% in the six months ended June 30, 2020 to 0.39% in the six months ended June 30, 2021 due to a decrease in market interest rates which allowed us to reprice our deposits and borrowings at lower rates.

Provision for Credit Losses: As a result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio, we recorded a $4 million recovery of our allowance for credit losses in the six months ended June 30, 2021. Due to adverse economic conditions related to the COVID-19 pandemic, in the six months ended June 30, 2020 we recorded a $20.5 million provision for credit losses as an estimate of the potential adverse impact of those conditions on our loan portfolio.

Noninterest Income consisted of the following for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$42,023	$46,119
Commercial	12,707	6,449
Loan servicing income	2,679	8,503
Deposit fees	3,821	3,456
Other	5,827	4,705
Total noninterest income	$67,057	$69,232
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020

Single family servicing income, net
Servicing fees and other	$7,910	$9,233
Changes - amortization (1)	(10,874)	(7,845)
Net	(2,964)	1,388
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	6,439	(19,010)
Net loss from derivatives hedging	(7,567)	22,239
Subtotal	(1,128)	3,229
Single Family servicing income (loss)	(4,092)	4,617

Commercial loan servicing income:
Servicing fees and other	10,248	6,620
Amortization of capitalized MSRs	(3,477)	(2,734)
Total	6,771	3,886
Total loan servicing income	$2,679	$8,503

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was due to a decrease in loan servicing income, which was partially offset by an increase in gain on loan origination and sale activities. The $2.2 million increase in gain on loan origination and sale activities was due to increased volume and gain on sale margins of multifamily loans, partially offset by lower single family rate locks. The $5.8 million decrease in loan servicing income was due to increased amortization of single family MSRs due to higher levels of prepayments and a $4.4 million decrease in risk management results for single family MSRs which was partially offset by a $2.9 million increase in commercial loan servicing income due to an increase in prepayment fees. The decrease in the risk management results reflected the benefits realized in the six months ended June 30, 2020 related to the high levels of volatility in market interest rates that occurred at the start of the COVID-19 pandemic and the costs recognized in the six months ended June 30, 2021 due in part to unanticipated volatility in the shape of the yield curve.
Noninterest Expense consisted of the following for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020

Noninterest expense
Compensation and benefits	$70,213	$66,859
Information services	13,733	14,929
Occupancy	12,465	14,728
General, administrative and other	13,012	16,320
Total noninterest expense	$109,423	$112,836

The $3.4 million decrease in noninterest expense in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was due to lower information services expense, occupancy expense and general, administrative and other expenses, which were partially offset by higher compensation and benefits costs. The higher compensation and benefits costs were due to increased commissions and incentives on higher loan production in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease in information services costs is primarily related to the renegotiation of our core system processing contract. The decrease in occupancy expenses was due to lower rent expense as a result of a reduction in rental space and $1.8 million impairment related to vacant rental space recognized in the six months ended June 30, 2020, with no similar charges in 2021. The decrease in general, administrative and other costs primarily relates to a $1.9 million reimbursement of legal costs received from our insurance carrier in the second quarter of 2021.

Financial Condition

During the six months ended June 30, 2021, total assets decreased by $69 million as decreases in investments, loans held for sale and other assets were partially offset by a $153 million increase in loans held for investment. Loans held for investment increased due to $1.7 billion of originations, which were partially offset by prepayments and scheduled payments of $1.3 billion and loan sales of $247 million. Total liabilities decreased primarily due to a $273 million decrease in borrowings, which was partially offset by a $265 million increase in deposits. The decrease in borrowings reflect the reduced need of wholesale funding resulting from the increase in deposits. The growth in deposits was due to new customers and increases in existing customer balances.

Credit Risk Management

As of June 30, 2021, our ratio of nonperforming assets to total assets remained low at 0.31% while our ratio of total loans delinquent over 30 days to total loans was 0.61%. The Company recorded a $4 million recovery of our allowance for credit losses for the six months ended June 30, 2021.

As a result of the COVID-19 pandemic, the Company has approved forbearances for some of its borrowers. The status of these forbearances as of June 30, 2021 is as follows:

	Forbearances Approved (2)(3)
	Total		Expired		Outstanding
(in thousands)	Number of loans	Amount	Number of loans	Amount	Number of loans	Amount

Loan type:
Commercial and CRE:
Commercial business	118	$65,128	118	$65,128	—	$—
CRE owner occupied	28	70,295	28	70,295	—	—
CRE nonowner occupied	15	61,883	13	43,974	2	17,909
Total	161	$197,306	159	$179,397	2	$17,909

Single family and consumer (1)
Single family					93	$33,793
HELOCs and consumer					38	4,774
Total					131	$38,567

(1) Does not include any single family loans that are guaranteed by Ginnie Mae.
(2) Does not include construction loans that were modified as a result of COVID-19 related construction delays to extend the construction or lease-up periods. Each of these loans continued to make monthly payments under the existing or modified payment terms. At June 30, 2021, three of these loans with $18 million in balances were still operating under the terms of their modification.
(3) There were no forbearances initiated in the second quarter of 2021.

The forbearances approved for commercial and industrial loans and CRE nonowner occupied loans were generally for a period of three months while the forbearances for single family, HELOCs and consumer loans were generally for a period of three to six months. As of June 30, 2021, excluding the loans with forbearances still in place, 99% of the commercial and CRE loans approved for a forbearance have completed their forbearance period and have resumed payments. The forbearance periods for the majority of single family and consumer loans granted forbearance that were not complete as of June 30, 2021 are scheduled to be completed in the third quarter of 2021.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	At June 30, 2021		At December 31, 2020
(in thousands)	Amount	Rate (1)	Amount	Rate (1)

Commercial real estate loans
Non-owner occupied commercial real estate	$9,077	1.19%	$8,845	1.07%
Multifamily	7,245	0.37%	6,072	0.43%
Construction/land development
Multifamily construction	500	1.15%	4,903	4.25%
Commercial real estate construction	2,022	6.75%	1,670	6.12%
Single family construction	5,653	2.05%	5,130	1.98%
Single family construction to permanent	1,047	0.78%	1,315	0.87%
Total	25,544	0.80%	27,935	0.99%
Commercial and industrial loans
Owner occupied commercial real estate	5,518	1.21%	4,994	1.08%
Commercial business	15,874	4.36%	17,043	4.72%
Total	21,392	2.61%	22,037	2.67%
Consumer loans
Single family	7,163	1.02%	6,906	0.85%
Home equity and other	5,798	1.74%	7,416	1.83%
Total	12,961	1.25%	14,322	1.18%
Total ACL	$59,897	1.18%	$64,294	1.33%

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

At June 30, 2021 and December 31, 2020, the Bank had available borrowing capacity of $908 million and $550 million, respectively, from the FHLB, and $430 million and $406 million, respectively, from the Federal Reserve Bank of San Francisco and $1.4 billion and $1.2 billion under borrowing lines established with other financial institutions.

Cash Flows

For the six months ended June 30, 2021, cash and cash equivalents increased by $30 million compared to an increase of $8 million during the six months ended June 30, 2020. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2021, net cash of $55 million was provided by operating activities, primarily from cash proceeds from the sale of loans exceeding cash used to fund LHFS. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the six months ended June 30, 2020, net cash of $145 million was used in operating activities, primarily from cash used to fund LHFS production exceeding cash proceeds from the sale of loans.

Cash flows from investing activities

The Company's investing activities primarily include AFS securities and loans originated as held for investment. For the six months ended June 30, 2021, net cash of $44 million was provided by investing activities primarily from principal payments and the proceeds from the sale of LHFI and AFS securities, which were partially offset by the origination of LHFI and the purchase of AFS securities For the six months ended June 30, 2020, net cash of $371 million was used by investing activities, primarily due to the purchase of investment securities, the origination of loans net of principal payments, partially offset by proceeds from the sale of loans originated as LHFI and investment securities and principal repayments and maturities of investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the six months ended June 30, 2021, net cash of $69 million was used in financing activities, primarily due to net repayment of short-term borrowings, repurchases of and dividends paid on our common stock, which was partially offset by growth in deposits. For the six months ended June 30, 2020, net cash of $525 million was provided by financing activities, primarily due to net proceeds on borrowings and increase in deposits, partially offset by common stock repurchases and dividends paid on our common stock.

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

These commitments include the following:

(in thousands)	At June 30, 2021	At December 31, 2020

Unused consumer portfolio lines	$380,906	$389,122
Commercial portfolio lines (1)	718,235	656,065
Commitments to fund loans	55,198	68,345
Total	$1,154,339	$1,113,532

(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $475 million and $395 million at June 30, 2021 and December 31, 2020, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as compared to the respective regulatory requirements applicable to them:

	At June 30, 2021
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$709,419	9.78%	$290,099	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	649,419	11.41%	256,215	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	709,419	12.46%	341,620	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	773,779	13.59%	455,494	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$713,225	9.95%	$286,821	4.0%	$358,526	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	713,225	13.18%	243,525	4.5%	351,759	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	713,225	13.18%	324,701	6.0%	432,934	8.0%
Total risk-based capital (to risk-weighted assets)	776,944	14.36%	432,934	8.0%	541,168	10.0%

	At December 31, 2020
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$709,655	9.65%	$294,211	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	649,655	11.67%	250,537	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	709,655	12.75%	334,050	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	779,254	14.00%	445,400	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$712,533	9.79%	$291,114	4.0%	$363,893	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	712,533	13.51%	237,307	4.5%	342,777	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	712,533	13.51%	316,410	6.0%	421,880	8.0%
Total risk-based capital (to risk-weighted assets)	778,479	14.76%	421,880	8.0%	527,350	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At June 30, 2021, capital conservation buffers for the Company and the Bank were 5.59% and 6.36%, respectively.

The Company paid a quarterly cash dividend of $0.25 per common share in each of the first and second quarters of 2021. It is our current intention to continue to pay quarterly dividends, and on July 29, 2021 we declared another cash dividend of $0.25 per common share payable on August 24, 2021 to shareholders of record as of the close of business on August 10, 2021. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions.

We had no material commitments for capital expenditures as of June 30, 2021. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

In this quarterly report on Form 10-Q, we use (i) tangible common equity and tangible assets and ratios calculated using these measures as we believe this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios; and (ii) an efficiency ratio which is the ratio of noninterest expense to the sum of net interest income and noninterest income, excluding certain items of income or expense and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income taxes and we believe including them in noninterest expense impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income taxes.

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	As of or for the quarter ended		As of or for the six months ended June 30,
(in thousands)	June 30, 2021	March 31, 2021	2021	2020

Return on average tangible equity (annualized)
Average shareholders' equity	$718,838	$731,719	$725,175	$694,916
Less: Average goodwill and other intangibles	(32,487)	(32,777)	(32,631)	(33,955)
Average tangible equity	$686,351	$698,942	$692,544	$660,961

Net income	$29,157	$29,663	$58,820	$26,043
Adjustments (tax effected)
Amortization on core deposit intangibles	229	236	465	549
Tangible income applicable to shareholders	$29,386	$29,899	$59,285	$26,592
Ratio	17.2%	17.3%	17.3%	8.1%

Efficiency ratio
Noninterest expense
Total	$52,815	$56,608	$109,423	$112,836
Adjustments:
Restructuring related charges	—	—	—	(3,368)
Legal fees recovery	1,900	—	1,900	—
Prepayment fee on FHLB advances	—	—	—	—
State of Washington taxes	(602)	(579)	(1,181)	(1,187)
Adjusted total	$54,113	$56,029	$110,142	$108,281

Total revenues
Net interest income	$57,972	$54,517	$112,489	$96,930
Noninterest income	28,224	38,833	$67,057	$69,232
Adjustments
Contingent payout	—	—	—	(566)
Adjusted total	$86,196	$93,350	$179,546	$165,596

Ratio	62.8%	60.0%	61.3%	65.4%

	As of
(in thousands, except share data)	June 30, 2021	December 31, 2020

Tangible book value per share
Shareholders' equity	$708,731	$717,750
Less: goodwill and other intangibles	(32,295)	(32,880)
Tangible shareholder's equity	$676,436	$684,870
Common shares outstanding	20,791,659	21,796,904
Computed amount	$32.53	$31.42

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$676,436	$684,870
Tangible assets
Total assets	7,167,951	7,237,091
Less: Goodwill and other intangibles	(32,295)	(32,880)
Net	$7,135,656	$7,204,211
Ratio	9.5%	9.5%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals:

	At June 30, 2021
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$88,471	$—	$—	$—	$—	$—	$—	$—	$88,471
FHLB Stock	2,096	—	—	—	—	—	8,628	—	10,724
Investment securities (1)	123,579	22,035	46,349	102,498	112,590	438,063	162,544	—	1,007,658
LHFS	225,241	—	—	—	—	—	—	—	225,241
LHFI (1)	1,173,247	394,187	598,080	1,115,974	1,258,035	837,172	15,828	—	5,392,523
Total	1,612,634	416,222	644,429	1,218,472	1,370,625	1,275,235	187,000	—	6,724,617
Non-interest-earning assets	—	—	—	—	—	—	—	443,334	443,334
Total assets	$1,612,634	$416,222	$644,429	$1,218,472	$1,370,625	$1,275,235	$187,000	$443,334	$7,167,951
Interest-bearing liabilities:
Demand deposit accounts (2)	$557,677	$—	$—	$—	$—	$—	$—	$—	$557,677
Savings accounts (2)	293,563	—	—	—	—	—	—	—	293,563
Money market accounts (2)	2,650,564	—	—	—	—	—	—	—	2,650,564
Certificates of deposit	126,405	365,996	232,837	285,061	12,419	—	249	—	1,022,967
FHLB advances	50,000	—	—	—	—	—	—	—	50,000
Long-term debt (3)	60,932	—	—	—	65,000	—	—	—	125,932
Total	3,739,141	365,996	232,837	285,061	77,419	—	249	—	4,700,703
Non-interest bearing liabilities	—	—	—	—	—	—	—	1,758,517	1,758,517
Shareholders' Equity	—	—	—	—	—	—	—	708,731	708,731
Total liabilities and shareholders' equity	$3,739,141	$365,996	$232,837	$285,061	$77,419	$—	$249	$2,467,248	$7,167,951
Interest sensitivity gap	$(2,126,507)	$50,226	$411,592	$933,411	$1,293,206	$1,275,235	$186,751
Cumulative interest sensitivity gap
Total	$(2,126,507)	$(2,076,281)	$(1,664,689)	$(731,278)	$561,928	$1,837,163	$2,023,914
As a % of total assets	(30)%	(29)%	(23)%	(10)%	8%	26%	28%
As a % of cumulative interest-bearing liabilities	43%	49%	62%	84%	112%	139%	143%

(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of June 30, 2021, the Company is considered liability-sensitive as exhibited by the gap table but our net interest income sensitivity analysis shows positive results in the increasing interest rate scenarios. This is because of the impact of our historical deposit repricing betas which result in an assumed delay in repricing of deposits in an increasing interest rate scenario and a lower magnitude of repricing compared to the repricing of loans and other interest-earning assets. Net interest income would be expected to rise in the long term if interest rates were to rise due to the Bank’s cumulative asset-sensitive position.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of June 30, 2021 and December 31, 2020 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	At June 30, 2021		At December 31, 2020
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+200	5.4%	(11.1)%	3.5%	(9.3)%
+100	2.2%	(6.0)%	1.2%	(4.3)%
-100	(3.6)%	(2.5)%	(3.8)%	(3.7)%
-200	(4.9)%	(7.6)%	(4.7)%	(5.7)%

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

At June 30, 2021, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The changes in interest rate sensitivity between December 31, 2020 and June 30, 2021 reflected the impact of higher market interest rates, a steeper yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer
Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the quarter ended June 30, 2021 were as follows:

(in thousands, except share and per share information)	Total shares of common stock purchased	Average price paid per share of common stock	Dollar value of remaining authorized repurchase

April	—	$—	$25,000
May	565,356	44.22	—
June	—	—	—
Total	565,356	$44.22

Sales of Unregistered Securities
There were no sales of unregistered securities during the second quarter of 2021.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 6, 2021.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)