Form 10-Q
period 2021-09-30
HomeStreet, Inc.
filed 2021-11-05
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
OR
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
The number of outstanding shares of the registrant's common stock as of November 1, 2021 was 20,450,012.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank"), HomeStreet Capital Corporation ("HomeStreet Capital") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$218,662	$58,049
Investment securities	983,038	1,076,364
Loans held for sale ("LHFS")	395,112	361,932
Loans held for investment ("LHFI") (net of allowance for credit losses of $54,516 and $64,294)	5,299,741	5,179,886
Mortgage servicing rights ("MSRs")	100,831	85,740
Premises and equipment, net	58,449	65,102
Other real estate owned ("OREO")	1,484	1,375
Goodwill and other intangible assets	32,002	32,880
Other assets	283,132	375,763
Total assets	$7,372,451	$7,237,091
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,359,660	$5,821,559
Borrowings	—	322,800
Long-term debt	125,979	125,838
Accounts payable and other liabilities	176,436	249,144
Total liabilities	6,662,075	6,519,341
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 20,446,648 shares and 21,796,904 shares	256,081	278,505
Retained earnings	432,202	403,888
Accumulated other comprehensive income	22,093	35,357
Total shareholders' equity	710,376	717,750
Total liabilities and shareholders' equity	$7,372,451	$7,237,091

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020

Interest income:
Loans	$56,117	$57,538	$166,763	$172,275
Investment securities	5,130	5,667	16,091	16,053
Cash, Fed Funds and other	141	532	472	960
Total interest income	61,388	63,737	183,326	189,288
Interest expense:
Deposits	2,507	5,986	8,930	28,944
Borrowings	1,397	2,067	4,423	7,730
Total interest expense	3,904	8,053	13,353	36,674
Net interest income	57,484	55,684	169,973	152,614
Provision for credit losses	(5,000)	—	(9,000)	20,469
Net interest income after provision for credit losses	62,484	55,684	178,973	132,145
Noninterest income:
Net gain on loan origination and sale activities	17,509	33,130	72,239	85,698
Loan servicing income (loss)	2,014	(1,582)	4,693	6,921
Deposit fees	2,091	1,769	5,912	5,225
Other	2,684	2,838	8,511	7,543
Total noninterest income	24,298	36,155	91,355	105,387
Noninterest expense:
Compensation and benefits	31,175	34,570	101,388	101,429
Information services	6,902	7,401	20,635	22,330
Occupancy	5,705	8,354	18,170	23,082
General, administrative and other	8,167	7,732	21,179	24,052
Total noninterest expense	51,949	58,057	161,372	170,893
Income before income taxes	34,833	33,782	108,956	66,639
Income tax expense	7,663	7,433	22,966	14,247
Net income	$27,170	$26,349	$85,990	$52,392

Net income per share:
Basic	$1.32	$1.16	$4.08	$2.26
Diluted	$1.31	$1.15	$4.03	$2.24
Weighted average shares outstanding:
Basic	20,613,290	22,665,069	21,099,059	23,226,109
Diluted	20,819,601	22,877,226	21,352,715	23,403,729

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Net income	$27,170	$26,349	$85,990	$52,392
Other comprehensive income:
Unrealized gain (loss) on investment securities available for sale ("AFS")	(7,283)	5,386	(16,728)	36,336
Reclassification for net (gains) losses included in income	—	15	(62)	(316)
Other comprehensive income (loss) before tax	(7,283)	5,401	(16,790)	36,020
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	(1,530)	1,131	(3,513)	7,630
Reclassification for net (gains) losses included in income	—	3	(13)	(66)
Total	(1,530)	1,134	(3,526)	7,564
Other comprehensive income (loss)	(5,753)	4,267	(13,264)	28,456
Total comprehensive income	$21,417	$30,616	$72,726	$80,848

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended September 30, 2020
Balance, June 30, 2020	23,007,400	$290,871	$375,268	$28,510	$694,649
Net income	—	—	26,349	—	26,349
Share-based compensation expense	—	846	—	—	846
Common stock issued - Option exercise; stock grants	5,576	—	—	—	—
Other comprehensive income	—	—	—	4,267	4,267
Dividends declared on common stock ($0.15 per share)	—	—	(3,450)	—	(3,450)
Common stock repurchased	(1,018,772)	(11,295)	(15,060)	—	(26,355)
Balance, September 30, 2020	21,994,204	$280,422	$383,107	$32,777	$696,306

For the nine months ended September 30, 2020
Balance, December 31, 2019	23,890,855	$300,729	$374,673	$4,321	$679,723
Net income	—	—	52,392	—	52,392
Share-based compensation expense	—	2,030	—	—	2,030
Common stock issued - Option exercise; stock grants	127,273	782	—	—	782
Cumulative effect of adoption of new accounting standards	—	—	(3,740)	—	(3,740)
Other comprehensive income	—	—	—	28,456	28,456
Dividends declared on common stock ($0.45 per share)			(10,556)		(10,556)
Common stock repurchased	(2,023,924)	(23,119)	(29,662)	—	(52,781)
Balance, September 30, 2020	21,994,204	$280,422	$383,107	$32,777	$696,306

For the quarter ended September 30, 2021
Balance, June 30, 2021	20,791,659	$260,774	$420,111	$27,846	$708,731
Net income	—	—	27,170	—	27,170
Share-based compensation expense	—	892	—	—	892
Common stock issued - Option exercise; stock grants	52,265	339	—	—	339
Other comprehensive income (loss)	—	—	—	(5,753)	(5,753)
Dividends declared on common stock ($0.25 per share)	—	—	(5,259)	—	(5,259)
Common stock repurchased	(397,276)	(5,924)	(9,820)	—	(15,744)
Balance, September 30, 2021	20,446,648	$256,081	$432,202	$22,093	$710,376

For the nine months ended September 30, 2021
Balance, December 31, 2020	21,796,904	$278,505	$403,888	$35,357	$717,750
Net income	—	—	85,990	—	85,990
Share-based compensation expense	—	2,557	—	—	2,557
Common stock issued - Option exercise; stock grants	245,630	2,383	—	—	2,383
Other comprehensive income (loss)	—	—	—	(13,264)	(13,264)
Dividends declared on common stock ($0.75 per share)	—	—	(16,171)	—	(16,171)
Common stock repurchased	(1,595,886)	(27,364)	(41,505)	—	(68,869)
Balance, September 30, 2021	20,446,648	$256,081	$432,202	$22,093	$710,376

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,990	$52,392
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(9,000)	20,469
Depreciation and amortization, premises and equipment	7,294	6,955
Amortization of premiums and discounts: securities, deposits, debt	4,788	7,228
Operating leases: excess of payments over amortization	(3,015)	(2,731)
Amortization of finance leases	786	1,001
Amortization of core deposit intangibles	878	1,030
Amortization of deferred loan fees and costs	(7,544)	1,728
Share-based compensation expense	2,557	2,030
Lease impairment costs	248	4,623
Deferred income tax expense (benefit)	7,777	(6,998)
Origination of LHFS	(1,785,393)	(1,670,272)
Proceeds from sale of LHFS	1,932,447	1,605,064
Net fair value adjustment and gain on sale of LHFS	(36,359)	(55,443)
Origination of MSRs	(27,908)	(19,071)
Net gain on sale of loans originated as LHFI	(4,613)	(3,760)
Change in fair value of MSRs	8,267	34,033
Amortization of servicing rights	5,235	4,084
(Increase) decrease in other assets	528	(24,842)
Increase (decrease) in accounts payable and other liabilities	(489)	2,149
Net cash provided by (used in) operating activities	182,474	(40,331)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(112,146)	(348,384)
Proceeds from sale of investment securities	28,187	58,487
Principal payments on investment securities	159,037	152,643
Proceeds from sale of OREO	—	650
Proceeds from sale of loans originated as LHFI	251,474	349,498
Net cash provided by disposal of discontinued operations	—	2,759
Net increase in LHFI	(492,666)	(603,847)
Proceeds from sale of premises and equipment	—	1,460
Purchase of premises and equipment	(852)	(2,972)
Proceeds from sale of Federal Home Loan Bank stock	89,882	112,808
Purchases of Federal Home Loan Bank stock	(78,286)	(116,993)
Net cash provided by (used in) investing activities	(155,370)	(393,891)

	Nine Months Ended September 30,
(in thousands)	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	538,005	475,639
Changes in short-term borrowings, net	(322,800)	43,000
Proceeds from other long-term borrowings	50,000	—
Repayment of other long-term borrowings	(50,000)	—
Repayment of finance lease principal	(787)	(973)
Repurchases of common stock	(65,001)	(51,939)
Proceeds from exercise of stock options	263	237
Dividends paid on common stock	(16,171)	(10,556)
Net cash provided by (used in) financing activities	133,509	455,408
Net increase in cash and cash equivalents	160,613	21,186
Cash and cash equivalents, beginning of year	58,049	57,880
Cash and cash equivalents, end of period	$218,662	$79,066
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,371	$36,645
Federal and state income taxes	28,156	11,236
Non-cash activities:
Increase in lease assets and lease liabilities	910	—
Decrease in lease assets and lease liabilities	—	38,754
Loans transferred from LHFI to LHFS, net	390,521	412,219
Ginnie Mae loans recognized with the right to repurchase, net	—	105,727
Ginnie Mae loans derecognized with the right to repurchase, net	70,197	—
Repurchase of common stock-award shares	3,868	842

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting applied to derivatives that are affected by the transition to alternative rates. The ASUs are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of these ASUs, but does not expect them to have a material impact on the Company’s financial position, results of operations or financial statement disclosures.

NOTE 2–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At September 30, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$33,046	$719	$(298)	$33,467
Commercial	40,995	1,231	(176)	42,050
Collateralized mortgage obligations ("CMOs"):
Residential	182,060	3,283	(983)	184,360
Commercial	139,202	2,368	(246)	141,324
Municipal bonds	513,151	22,558	(1,308)	534,401
Corporate debt securities	18,990	859	—	19,849
U.S. Treasury securities	23,434	10	(52)	23,392
Total	$950,878	$31,028	$(3,063)	$978,843

HTM
Municipal bonds	$4,195	$154	$—	$4,349

	At December 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$50,001	$1,237	$(192)	$51,046
Commercial	43,061	2,131	(8)	45,184
CMOs:
Residential	228,685	6,319	(95)	234,909
Commercial	155,645	3,719	(181)	159,183
Municipal bonds	533,719	31,321	(337)	564,703
Corporate debt securities	14,381	841	—	15,222
Agency debentures	1,846	—	—	1,846
Total	$1,027,338	$45,568	$(813)	$1,072,093

HTM
Municipal bonds	$4,271	$236	$—	$4,507

MBS and CMOs represent securities issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2021 and December 31, 2020, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor's Rating Services or Moody's Investors Services.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At September 30, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(70)	$1,115	$(228)	$1,322	$(298)	$2,437
Commercial	(176)	10,954	—	—	(176)	10,954
CMOs:
Residential	(701)	21,942	(282)	7,159	(983)	29,101
Commercial	(184)	9,875	(62)	1,956	(246)	11,831
Municipal bonds	(1,163)	49,953	(145)	8,411	(1,308)	58,364
U.S. Treasury securities	(52)	17,873	—	—	(52)	17,873
Total	$(2,346)	$111,712	$(717)	$18,848	$(3,063)	$130,560

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(7)	$1,196	$(185)	$1,432	$(192)	$2,628
Commercial	(8)	925	—	—	(8)	925
CMOs:
Residential	(95)	7,391	—	—	(95)	7,391
Commercial	(39)	6,687	(142)	15,358	(181)	22,045
Municipal bonds	(337)	10,512	—	—	(337)	10,512
Total	$(486)	$26,711	$(327)	$16,790	$(813)	$43,501

There were no HTM securities in an unrealized loss position at September 30, 2021 or December 31, 2020.

The Company has evaluated AFS securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of September 30, 2021 or December 31, 2020. In addition, as of September 30, 2021 and December 31, 2020, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield:

	At September 30, 2021
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$3,826	3.78%	$15,685	3.33%	$65,624	3.68%	$449,266	3.23%	$534,401	3.29%
Corporate debt securities	—	—%	6,701	3.64%	13,148	5.06%	—	—%	19,849	4.58%
U.S. Treasury securities	—	—%	—	—%	23,392	1.28%	—	—%	23,392	1.28%
Total	$3,826	3.78%	$22,386	3.43%	$102,164	3.28%	$449,266	3.23%	$577,642	3.25%

HTM
Municipal bonds	$1,034	2.50%	$3,315	2.40%	$—	—%	$—	—%	$4,349	2.43%

	At December 31, 2020
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$4,024	3.19%	$14,978	3.82%	$59,496	3.26%	$486,205	3.29%	$564,703	3.30%
Corporate debt securities	183	4.27%	7,059	3.74%	7,980	4.78%	—	—%	15,222	4.30%
Agency debentures	—	—%	—	—%	—	—%	1,846	2.68%	1,846	2.68%
Total	$4,207	3.24%	$22,037	3.80%	$67,476	3.45%	$488,051	3.29%	$581,771	3.33%

HTM
Municipal bonds	$—	—%	$4,507	2.47%	$—	—%	$—	—%	$4,507	2.47%

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of September 30, 2021 and December 31, 2020 was 1.85% and 1.92%, respectively.

Sales of investment securities were as follows for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Proceeds	$—	$2,872	$28,187	$58,487
Gross gains	—	—	288	1,289
Gross losses	—	(15)	(226)	(973)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At September 30, 2021	At December 31, 2020

Washington, Oregon and California State to secure public deposits	$176,003	$171,471
Other securities pledged	5,608	3,391
Total securities pledged as collateral	$181,611	$174,862

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $2.6 million and $2.8 million for the quarters ended September 30, 2021 and 2020, respectively and $7.6 million and $7.9 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 3 -LOANS AND CREDIT QUALITY:
The Company's LHFI is divided into two portfolio segments, commercial loans and consumer loans. Within each portfolio segment, the Company monitors and assesses credit risk based on the risk characteristics of each of the following loan classes: single family and home equity and other loans within the consumer loan portfolio segment and non-owner occupied commercial real estate, multifamily, construction and land development, owner occupied commercial real estate and commercial business loans within the commercial loan portfolio segment. LHFI consists of the following:

(in thousands)	At September 30, 2021	At December 31, 2020

Commercial real estate loans
Non-owner occupied commercial real estate	$754,031	$829,538
Multifamily	2,090,156	1,428,092
Construction/land development	514,322	553,695
Total	3,358,509	2,811,325
Commercial and industrial loans
Owner occupied commercial real estate	450,350	467,256
Commercial business	435,756	645,723
Total	886,106	1,112,979
Consumer loans
Single family (1)	793,927	915,123
Home equity and other	315,715	404,753
Total	1,109,642	1,319,876
Total LHFI	5,354,257	5,244,180
Allowance for credit losses ("ACL")	(54,516)	(64,294)
Total LHFI less ACL	$5,299,741	$5,179,886

(1)    Includes $4.5 million and $7.1 million at September 30, 2021 and December 31, 2020, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Loans totaling $1.7 billion and $1.4 billion at September 30, 2021 and December 31, 2020, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $430 million and $569 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure borrowings from the Federal Reserve Bank.

Credit Risk Concentrations

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At September 30, 2021 and December 31, 2020, multifamily loans in the state of California represented 29% and 19% of the total LHFI portfolio, respectively.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
During the quarter ended March 31, 2020, the qualitative factors increased significantly due to the forecasted impacts of the COVID-19 pandemic. The qualitative factors have remained at a high level due to the continued uncertainty regarding the impact of the COVID-19 pandemic. Included in the qualitative factors are estimates of potential loss exposure which are based on forbearance activities relating to the COVID-19 pandemic in the Bank’s loan portfolio. Due to improvements in economic conditions, the Company recorded a $5 million and $9 million recovery of the allowance for credit losses in the third quarter of 2021 and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Bank expects that over the two-year forecast period, the markets in which it operates will have a modest improvement in single family and multifamily collateral values, but deterioration in commercial real estate collateral values with negative risk factors peaking in the first year. The Bank also expects that over the two-year forecast period, the markets in which it operates will have a modest deterioration in the economic outlook, with negative risk factors peaking in the first year.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $2.5 million and $1.6 million at September 30, 2021 and December 31, 2020, respectively.
The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $18.1 million and $21.2 million at September 30, 2021 and December 31, 2020, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Beginning balance	$59,897	$65,000	$64,294	$41,772
Provision for credit losses	(5,348)	273	(9,864)	21,633
Net (charge-offs) recoveries	(33)	(381)	86	(356)
Impact of ASC 326 adoption	—	—	—	1,843
Ending balance	$54,516	$64,892	$54,516	$64,892

Allowance for unfunded commitments:
Beginning balance	$2,104	$2,071	$1,588	$1,065
Provision for credit losses	348	(273)	864	(1,164)
Impact of ASC 326 adoption	—	—	—	1,897
Ending balance	$2,452	$1,798	$2,452	$1,798

Provision for credit losses:
Allowance for credit losses - loans	$(5,348)	$273	$(9,864)	$21,633
Allowance for unfunded commitments	348	(273)	864	(1,164)
Total	$(5,000)	$—	$(9,000)	$20,469

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows for the periods indicated:

	Quarter Ended September 30, 2021
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Commercial real estate loans
Non-owner occupied commercial real estate	$9,077	$—	$—	$559	$9,636
Multifamily	7,245	—	—	(1,788)	5,457
Construction/land development
Multifamily construction	500	—	—	544	1,044
Commercial real estate construction	2,022	—	—	(1,671)	351
Single family construction	5,653	—	—	638	6,291
Single family construction to permanent	1,047	—	—	15	1,062
Total	25,544	—	—	(1,703)	23,841
Commercial and industrial loans
Owner occupied commercial real estate	5,518	—	—	(233)	5,285
Commercial business	15,874	(116)	24	(1,309)	14,473
Total	21,392	(116)	24	(1,542)	19,758
Consumer loans
Single family	7,163	(13)	33	(1,426)	5,757
Home equity and other	5,798	(341)	380	(677)	5,160
Total	12,961	(354)	413	(2,103)	10,917
Total ACL	$59,897	$(470)	$437	$(5,348)	$54,516

	Quarter Ended September 30, 2020
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Commercial real estate loans
Non-owner occupied commercial real estate	$7,325	$—	$—	$1,598	$8,923
Multifamily	5,387	—	—	(516)	4,871
Construction/land development
Multifamily construction	3,811	—	—	2,109	5,920
Commercial real estate construction	440	—	—	1,269	1,709
Single family construction	5,869	—	—	(362)	5,507
Single family construction to permanent	1,515	—	—	(309)	1,206
Total	24,347	—	—	3,789	28,136
Commercial and industrial loans
Owner occupied commercial real estate	5,641	—	—	47	5,688
Commercial business	15,816	(447)	24	2,951	18,344
Total	21,457	(447)	24	2,998	24,032
Consumer loans
Single family	8,070	(3)	2	(1,349)	6,720
Home equity and other	11,126	(39)	82	(5,165)	6,004
Total	19,196	(42)	84	(6,514)	12,724
Total ACL	$65,000	$(489)	$108	$273	$64,892

	Nine Months Ended September 30, 2021
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Commercial real estate loans
Non-owner occupied commercial real estate	$8,845	$—	$—	$791	$9,636
Multifamily	6,072	—	—	(615)	5,457
Construction/land development
Multifamily construction	4,903	—	—	(3,859)	1,044
Commercial real estate construction	1,670	—	—	(1,319)	351
Single family construction	5,130	—	—	1,161	6,291
Single family construction to permanent	1,315	—	—	(253)	1,062
Total	27,935	—	—	(4,094)	23,841
Commercial and industrial loans
Owner occupied commercial real estate	4,994		—	291	5,285
Commercial business	17,043	(116)	122	(2,576)	14,473
Total	22,037	(116)	122	(2,285)	19,758
Consumer loans
Single family	6,906	(127)	155	(1,177)	5,757
Home equity and other	7,416	(432)	484	(2,308)	5,160
Total	14,322	(559)	639	(3,485)	10,917
Total ACL	$64,294	$(675)	$761	$(9,864)	$54,516

	Nine Months Ended September 30, 2020
(in thousands)	Prior to adoption of ASC 326	Impact of ASC 326 adoption	Charge-offs	Recoveries	Provision	Ending balance

Commercial real estate loans
Non-owner occupied commercial real estate	$7,245	$(3,392)	$—	$—	$5,070	$8,923
Multifamily	7,015	(2,977)	—	—	833	4,871
Construction/land development
Multifamily construction	2,848	693	—	—	2,379	5,920
Commercial real estate construction	624	(115)	—	—	1,200	1,709
Single family construction	3,800	4,280	—	163	(2,736)	5,507
Single family construction to permanent	1,003	200	—	—	3	1,206
Total	22,535	(1,311)	—	163	6,749	28,136
Commercial and industrial loans
Owner occupied commercial real estate	3,639	(2,459)	—	—	4,508	5,688
Commercial business	2,915	510	(590)	72	15,437	18,344
Total	6,554	(1,949)	(590)	72	19,945	24,032
Consumer loans
Single family	6,450	468	(3)	56	(251)	6,720
Home equity and other	6,233	4,635	(345)	291	(4,810)	6,004
Total	12,683	5,103	(348)	347	(5,061)	12,724
Total ACL	$41,772	$1,843	$(938)	$582	$21,633	$64,892

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status.

	At September 30, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied commercial real estate
1-6 Pass	$35,832	$50,863	$172,296	$133,472	$132,238	$225,012	$1,189	$915	$751,817
7- Special Mention	—	—	—	—	—	2,214	—	—	2,214
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	35,832	50,863	172,296	133,472	132,238	227,226	1,189	915	754,031
Multifamily
1-6 Pass	972,806	557,201	289,164	65,618	29,218	176,093	56	—	2,090,156
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	972,806	557,201	289,164	65,618	29,218	176,093	56	—	2,090,156
Multifamily construction
1-6 Pass	4,194	25,363	20,748	—	—	—	—	—	50,305
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	4,194	25,363	20,748	—	—	—	—	—	50,305
Commercial real estate construction
1-6 Pass	2,712	3,961	—	1,998	—	563	8,672	—	17,906
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	2,712	3,961	—	1,998	—	563	8,672	—	17,906
Single family construction
1-6 Pass	151,418	42,188	17,677	—	—	78	91,915	—	303,276
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	151,418	42,188	17,677	—	—	78	91,915	—	303,276
Single family construction to permanent
Current	62,456	55,561	21,067	3,751	—	—	—	—	142,835
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	62,456	55,561	21,067	3,751	—	—	—	—	142,835
Owner occupied commercial real estate
1-6 Pass	45,688	47,907	59,378	50,584	72,188	113,575	549	2,878	392,747
7- Special Mention	—	—	—	2,206	6,063	212	—	63	8,544
8 - Substandard	—	—	18,826	1,111	10,591	18,531	—	—	49,059
Total	45,688	47,907	78,204	53,901	88,842	132,318	549	2,941	450,350
Commercial business
1-6 Pass	128,807	58,648	49,889	27,876	16,780	23,331	88,636	2,341	396,308
7- Special Mention	—	—	9,145	1,518	4,503	57	5,500	142	20,865
8 - Substandard	3,002	46	3,407	8,129	1,567	2,608	(282)	106	18,583
Total	131,809	58,694	62,441	37,523	22,850	25,996	93,854	2,589	435,756
Total commercial portfolio	$1,406,915	$841,738	$661,597	$296,263	$273,148	$562,274	$196,235	$6,445	$4,244,615

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At September 30, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$139,731	$162,824	$78,130	$83,770	$108,684	$217,957	$—	$—	$791,096
Past due:
30-59 days	—	—	—	—	212	766	—	—	978
60-89 days	—	—	—	—	315	277	—	—	592
90+ days	—	—	—	858	—	403	—	—	1,261
Total (1)	139,731	162,824	78,130	84,628	109,211	219,403	—	—	793,927
Home equity and other
Current	1,184	707	496	607	537	2,930	301,977	6,373	314,811
Past due:
30-59 days	—	2	—	—	—	248	183	—	433
60-89 days	3	2	—	—	—	1	—	—	6
90+ days	—	—	—	—	—	64	401	—	465
Total	1,187	711	496	607	537	3,243	302,561	6,373	315,715
Total consumer portfolio	140,918	163,535	78,626	85,235	109,748	222,646	302,561	6,373	1,109,642
Total LHFI	$1,547,833	$1,005,273	$740,223	$381,498	$382,896	$784,920	$498,796	$12,818	$5,354,257

(1)    Includes $4.5 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status:

	At December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied commercial real estate
1-6 Pass	$53,782	$176,556	$165,268	$147,719	$150,221	$131,935	$796	$1,031	$827,308
7- Special Mention	—	—	—	—	—	2,230	—	—	2,230
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	53,782	176,556	165,268	147,719	150,221	134,165	796	1,031	829,538
Multifamily
1-6 Pass	711,009	324,246	100,572	32,693	166,937	92,255	380	—	1,428,092
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	711,009	324,246	100,572	32,693	166,937	92,255	380	—	1,428,092
Multifamily construction
1-6 Pass	12,182	21,366	45,256	11,823	—	—	—	—	90,627
7- Special Mention	—	—	—	—	24,702	—	—	—	24,702
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	12,182	21,366	45,256	11,823	24,702	—	—	—	115,329
Commercial real estate construction
1-6 Pass	3,963	—	2,104	14,721	—	614	5,883	—	27,285
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	3,963	—	2,104	14,721	—	614	5,883	—	27,285
Single family construction
1-6 Pass	121,233	47,539	14,055	—	—	600	75,743	—	259,170
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	121,233	47,539	14,055	—	—	600	75,743	—	259,170
Single family construction to permanent
Current	62,955	72,825	15,443	688	—	—	—	—	151,911
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	62,955	72,825	15,443	688	—	—	—	—	151,911
Owner occupied commercial real estate
1-6 Pass	48,647	60,872	58,582	85,275	98,046	50,596	—	4,354	406,372
7- Special Mention	—	—	5,977	3,529	—	—	—	69	9,575
8 - Substandard	—	19,407	1,111	10,750	17,122	2,919	—	—	51,309
Total	48,647	80,279	65,670	99,554	115,168	53,515	—	4,423	467,256
Commercial business
1-6 Pass	345,540	63,020	47,710	22,556	18,411	14,972	76,218	2,577	591,004
7- Special Mention	—	10,837	2,058	6,653	—	—	3,975	166	23,689
8 - Substandard	—	5,923	11,327	2,338	1,891	1,001	8,438	112	31,030
Total	345,540	79,780	61,095	31,547	20,302	15,973	88,631	2,855	645,723
Total commercial portfolio	$1,359,311	$802,591	$469,463	$338,745	$477,330	$297,122	$171,433	$8,309	$3,924,304

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$174,994	$111,143	$154,757	$168,412	$59,161	$242,444	$—	$—	$910,911
Past due:
30-59 days	—	570	—	318	—	390	—	—	1,278
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	824	335	405	386	—	984	—	—	2,934
Total (1)	175,818	112,048	155,162	169,116	59,161	243,818	—	—	915,123

Home equity and other
Current	1,878	1,230	1,311	1,363	431	5,126	384,005	8,147	403,491
Past due:
30-59 days	98	22	—	—	—	11	66	31	228
60-89 days	—	13	—	—	—	—	129	—	142
90+ days	—	9	—	—	275	24	584	—	892
Total	1,976	1,274	1,311	1,363	706	5,161	384,784	8,178	404,753
Total consumer portfolio	177,794	113,322	156,473	170,479	59,867	248,979	384,784	8,178	1,319,876
Total LHFI	$1,537,105	$915,913	$625,936	$509,224	$537,197	$546,101	$556,217	$16,487	$5,244,180

(1)    Includes $7.1 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At September 30, 2021
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied commercial real estate	$1,111	$—	$2,763	$—	$3,874
Commercial business	387	—	—	2,681	3,068
Total	1,498	—	2,763	2,681	6,942
Consumer loans
Single family	—	2,957	—	—	2,957
Home equity loans and other	—	923	—	—	923
Total	—	3,880	—	—	3,880
Total collateral-dependent loans	$1,498	$3,880	$2,763	$2,681	$10,822

	At December 31, 2020
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied commercial real estate	$1,789	$—	$3,133	$—	$4,922
Commercial business	1,787	545	—	2,882	5,214
Total	3,576	545	3,133	2,882	10,136
Consumer loans
Single family	—	2,457	—	—	2,457
Total	—	2,457	—	—	2,457
Total collateral-dependent loans	$3,576	$3,002	$3,133	$2,882	$12,593

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At September 30, 2021		At December 31, 2020
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

Commercial and industrial loans
Owner occupied commercial real estate	$3,874	$3,874	$4,922	$4,922
Commercial business	1,360	7,249	3,100	9,183
Total	5,234	11,123	8,022	14,105
Consumer loans
Single family	$2,907	$4,602	$2,173	$4,883
Home equity and other	928	1,987	2	1,734
Total	3,835	6,589	2,175	6,617
Total nonaccrual loans	$9,069	$17,712	$10,197	$20,722

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At September 30, 2021
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

Commercial real estate loans
Non-owner occupied commercial real estate	$—	$—	$—		$—	$—	$754,031	$754,031
Multifamily	—	—	—		—	—	2,090,156	2,090,156
Construction/land development
Multifamily construction	—	—	—		—	—	50,305	50,305
Commercial real estate construction	—	—	—		—	—	17,906	17,906
Single family construction	—	—	—		—	—	303,276	303,276
Single family construction to permanent	—	—	—		—	—	142,835	142,835
Total	—	—	—		—	—	3,358,509	3,358,509
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—		3,874	3,874	446,476	450,350
Commercial business	—	—	—		7,249	7,249	428,507	435,756
Total	—	—	—		11,123	11,123	874,983	886,106
Consumer loans
Single family	1,294	1,198	8,361	(2)	4,602	15,455	778,472	793,927	(1)
Home equity and other	260	4	—		1,987	2,251	313,464	315,715
Total	1,554	1,202	8,361		6,589	17,706	1,091,936	1,109,642
Total loans	$1,554	$1,202	$8,361		$17,712	$28,829	$5,325,428	$5,354,257
%	0.03%	0.02%	0.16%		0.33%	0.54%	99.46%	100.00%

	At December 31, 2020
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

Commercial real estate loans
Non-owner occupied commercial real estate	$—	$—	$—		$—	$—	$829,538	$829,538
Multifamily	—		—		—	—	1,428,092	1,428,092
Construction and land development
Multifamily construction	—	—	—		—	—	115,329	115,329
Commercial real estate construction	—	—	—		—	—	27,285	27,285
Single family construction	—	—	—		—	—	259,170	259,170
Single family construction to permanent	—	—	—		—	—	151,911	151,911
Total	—	—	—		—	—	2,811,325	2,811,325
Commercial and industrial loans
Owner occupied commercial real estate	—		—		4,922	4,922	462,334	467,256
Commercial business	—		—		9,183	9,183	636,540	645,723
Total	—	—	—		14,105	14,105	1,098,874	1,112,979
Consumer loans
Single family	2,161	418	11,476	(2)	4,883	18,938	896,185	915,123	(1)
Home equity and other	228	135	—		1,734	2,097	402,656	404,753
Total	2,389	553	11,476		6,617	21,035	1,298,841	1,319,876
Total loans	$2,389	$553	$11,476		$20,722	$35,140	$5,209,040	$5,244,180
%	0.05%	0.01%	0.22%		0.40%	0.67%	99.33%	100.00%

(1)Includes $4.5 million and $7.1 million of loans at September 30, 2021 and December 31, 2020, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $10.8 million and $14.7 million at September 30, 2021 and December 31, 2020, respectively.

The following tables present information about troubled debt restructuring ("TDR") activity for the periods indicated:

	Quarter Ended September 30, 2021			Nine Months Ended September 30, 2021
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
Interest rate reduction	10	$3,284	$—	15	$4,599	$—
Payment restructure	4	1,005	—	6	2,145
	14	4,289	—	21	6,744	—
Total loans
Interest rate reduction	10	3,284	—	15	4,599	—
Payment restructure	4	1,005	—	6	2,145	—
Total	14	$4,289	$—	21	$6,744	$—

	Quarter Ended September 30, 2020			Nine Months Ended September 30, 2020
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs	Number of loan modifications	Recorded investment	Related charge- offs

Commercial and industrial loans
Owner occupied commercial real estate
Payment restructure	—	$—	$—	1	$678	$—
Commercial business
Payment restructure	—	—	—	1	1,125	—
Total commercial and industrial
Payment restructure	—	—	—	2	1,803	—
Total	—	—	—	2	1,803	—
Consumer loans
Single family
Interest rate reduction	8	1,642	—	23	4,878	—
Payment restructure	1	411	—	10	2,067	—
Total	9	2,053	—	33	6,945	—
Total loans
Interest rate reduction	8	1,642	—	23	4,878	—
Payment restructure	1	411	—	12	3,870	—
Total	9	$2,053	$—	35	$8,748	$—

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

	Quarter Ended September 30,
	2021		2020
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans - single family	2	$422	6	$1,038
Total	2	$422	6	$1,038

	Nine Months Ended September 30,
	2021		2020
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Commercial and industrial loans
Owner occupied commercial real estate	1	$678	—	$—
	1	678	—	—
Consumer loans
Consumer loans - single family	7	$1,764	16	$3,237
	7	1,764	16	3,237
Total	8	$2,442	16	$3,237

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

•The modification is in response to the National Emergency related to the COVID-19 pandemic;
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

As of September 30, 2021, excluding any SBA guaranteed loans or single family loans that are guaranteed by FHA or VA, the Company has outstanding balances of $43 million on 100 loans that were approved for and are still in forbearance under this program, including $18 million in commercial loans and $25 million in single family and consumer loans.

NOTE 4–DEPOSITS:

Deposit balances, including stated rates, were as follows:

	At September 30, 2021		At December 31, 2020
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,706,550	—%	$1,337,010	—%
Interest-bearing demand deposits	555,716	0.10%	484,265	0.10%
Savings	305,395	0.06%	264,024	0.07%
Money market	2,796,524	0.15%	2,596,453	0.21%
Certificates of deposit	995,475	0.50%	1,139,807	0.93%
Total	$6,359,660	0.15%	$5,821,559	0.29%

Certificates of deposit outstanding at September 30, 2021 mature as follows:

(in thousands)

Within one year	$785,798
One to two years	182,878
Two to three years	19,005
Three to four years	4,843
Four to five years	2,951
Thereafter	—
Total	$995,475

The aggregate amount of certificate of deposits in denominations of more than $250 thousand at September 30, 2021 and December 31, 2020 were $113 million and $130 million, respectively. There were $205 million and $210 million of brokered deposits at September 30, 2021 and December 31, 2020, respectively.

NOTE 5–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives, which are included in other assets or accounts payable and other liabilities on the consolidated balance sheet, consist of the following:

	At September 30, 2021
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$651,906	$1,419	$(1,017)
Interest rate lock commitments	194,587	4,612	(3)
Interest rate swaps	399,788	8,772	(10,521)
Eurodollar futures	355,000	—	(9)
Total derivatives before netting	$1,601,281	14,803	(11,550)
Netting adjustment/Cash collateral (1)		(4,348)	9,909
Carrying value on consolidated balance sheet		$10,455	$(1,641)

	At December 31, 2020
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$977,974	$1,035	$(3,714)
Interest rate lock commitments	493,873	17,395	(3)
Interest rate swaps	536,969	17,459	(20,511)
Eurodollar futures	314,000	—	(4)
Total derivatives before netting	$2,322,816	35,889	(24,232)
Netting adjustment/Cash collateral (1)		(8,250)	21,447
Carrying value on consolidated balance sheet		$27,639	$(2,785)

(1)    Includes net cash collateral paid of $5.6 million and $13.2 million at September 30, 2021 and December 31, 2020, respectively.

The following tables present gross fair value and net carrying value information about derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At September 30, 2021
Derivative assets	$14,803	$(4,348)	$10,455
Derivative liabilities	(11,550)	9,909	(1,641)
At December 31, 2020
Derivative assets	$35,889	$(8,250)	$27,639
Derivative liabilities	(24,232)	21,447	(2,785)

(1)    Includes net cash collateral paid of $5.6 million and $13.2 million at September 30, 2021 and December 31, 2020, respectively.
The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets. Payables related to cash collateral that has been received from counterparties is included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At September 30, 2021 and December 31, 2020, the Company had liabilities of $2.6 million and $3.3 million, respectively, in cash collateral received from counterparties and receivables of $8.2 million and $16.5 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$(1,165)	$(3,810)	$(4,574)	$583
Loan servicing income (loss) (2)	(293)	(91)	(7,860)	22,148
Other (3)	41	632	305	(84)

(1)Comprised of IRLCs and forward contracts used as an economic hedge of loans held for sale.
(2)Comprised of interest rate swaps, interest rate swaptions, futures and forward contracts used as economic hedges of single family MSRs.
(3)Comprised of interest rate swaps used as economic hedges of loans held for investment.

The notional amount of open interest rate swap agreements executed with commercial banking customers at September 30, 2021 and December 31, 2020 were $275 million and $246 million, respectively.

NOTE 6–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

(in thousands)	At September 30, 2021	At December 31, 2020

Single family	$135,942	$194,643
Commercial real estate, multifamily and SBA	259,170	167,289
Total	$395,112	$361,932

Loans sold consisted of the following for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Single family	$469,090	$686,280	$1,669,412	$1,393,283
Commercial real estate, multifamily and SBA	69,810	170,980	465,948	502,059
Total	$538,900	$857,260	$2,135,360	$1,895,342

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Single family	$14,249	$27,632	$56,272	$73,751
Commercial real estate, multifamily and SBA	3,260	5,498	15,967	11,947
Total	$17,509	$33,130	$72,239	$85,698

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At September 30, 2021	At December 31, 2020

Single family	$5,625,386	$5,914,592
Commercial real estate, multifamily and SBA	2,064,492	1,844,241
Total	$7,689,878	$7,758,833

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. The following is a summary of changes in the Company's liability for estimated single-family mortgage repurchase losses for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$1,612	$2,083	$2,122	$2,871
Additions, net of adjustments (1)	(183)	252	(229)	(275)
Realized (losses) recoveries, net (2)	14	(240)	(450)	(501)
Balance, end of period	$1,443	$2,095	$1,443	$2,095

(1) Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2) Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related     expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $2.5 million and $3.0 million were recorded in other assets as of September 30, 2021 and December 31, 2020, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At September 30, 2021 and December 31, 2020, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $32 million and $102 million, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Servicing income, net:
Servicing fees and other	$7,897	$7,220	$26,055	$23,073
Amortization of single family MSRs (1)	(4,579)	(4,401)	(15,453)	(12,246)
Amortization of multifamily and SBA MSRs	(1,758)	(1,350)	(5,235)	(4,084)
Total	1,560	1,469	5,367	6,743
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	747	(2,960)	7,186	(21,970)
Net gain (loss) from derivative hedging	(293)	(91)	(7,860)	22,148
Total	454	(3,051)	(674)	178
Loan servicing income (loss)	$2,014	$(1,582)	$4,693	$6,921

(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily reflected by changes in mortgage interest rates.

The changes in single family MSRs measured at fair value are as follows for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Beginning balance	$59,872	$47,804	$49,966	$68,109
Additions and amortization:
Originations	5,166	6,569	19,507	12,942
Amortization (1)	(4,579)	(4,401)	(15,453)	(12,246)
Net additions and amortization	587	2,168	4,054	696
Changes in fair value assumptions (2)	747	(2,954)	7,186	(21,787)
Ending balance	$61,206	$47,018	$61,206	$47,018

(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily reflected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2021	2020	2021	2020

Constant prepayment rate ("CPR") (2)	9.84%	20.0% - 30.0%	8.75%	17.1% - 30.0%
Discount rate	7.77%	7.71%	8.25%	7.78%
(1) Based on a weighted average.
(2) Represents an expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At September 30, 2021		At December 31, 2020
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs	7.98% - 17.43%	10.74%	8.13% - 19.70%	12.81%
Discount Rates	6.54% - 13.78%	7.84%	6.50% - 13.14%	8.27%
(1) Averages of all the inputs within the range.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At September 30, 2021

Fair value of single family MSR	$61,206
Expected weighted-average life (in years)	5.87
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(3,490)
Impact on fair value of 50 basis points adverse change in interest rates	$(7,016)
Discount rate
Impact on fair value of 100 basis points increase	$(2,949)
Impact on fair value of 200 basis points increase	$(5,675)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Beginning balance	$39,113	$30,583	$35,774	$29,494
Originations	2,270	2,524	9,086	6,129
Amortization	(1,758)	(1,301)	(5,235)	(3,817)
Ending balance	$39,625	$31,806	$39,625	$31,806

NOTE 7–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of September 30, 2021 and December 31, 2020, the total unpaid principal balance of loans sold under this program was $1.9 billion and $1.8 billion, respectively. The Company's reserve liability related to this arrangement totaled $0.7 million and $2.1 million at September 30, 2021 and December 31, 2020, respectively. There were no actual losses incurred under this arrangement during the quarters and nine months ended September 30, 2021 and 2020.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.6 billion and $6.0 billion as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets, of $1.4 million and $2.1 million, respectively.

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$33,467	$—	$31,030	$2,437
Commercial	42,050	—	42,050	—
Collateralized mortgage obligations:
Residential	184,360	—	184,360	—
Commercial	141,324	—	141,324	—
Municipal bonds	534,401	—	534,401	—
Corporate debt securities	19,849	—	19,772	77
U.S. Treasury securities	23,392	—	23,392	—
Single family LHFS	135,942	—	135,942	—
Single family LHFI	4,507	—	—	4,507
Single family mortgage servicing rights	61,206	—	—	61,206
Derivatives
Forward sale commitments	1,419	—	1,419	—
Interest rate lock commitments	4,612	—	—	4,612
Interest rate swaps	8,772	—	8,772	—
Total assets	$1,195,301	$—	$1,122,462	$72,839
Liabilities:
Derivatives
Eurodollar futures	$9	$9	$—	$—
Forward sale commitments	1,017	—	1,017	—
Interest rate lock commitments	3	—	—	3
Interest rate swaps	10,521	—	10,521
Total liabilities	$11,550	$9	$11,538	$3

	At December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$51,046	$—	$48,417	$2,629
Commercial	45,184	—	45,184	—
Collateralized mortgage obligations:
Residential	234,909	—	234,909	—
Commercial	159,183	—	159,183	—
Municipal bonds	564,703	—	564,703	—
Corporate debt securities	15,222	—	15,141	81
Agency debentures	1,846	—	1,846	—
Single family LHFS	194,643	—	194,643	—
Single family LHFI	7,108	—	—	7,108
Single family mortgage servicing rights	49,966	—	—	49,966
Derivatives
Forward sale commitments	1,035	—	1,035	—
Interest rate lock commitments	17,395	—	—	17,395
Interest rate swaps	17,459	—	17,459	—
Total assets	$1,359,699	$—	$1,282,520	$77,179
Liabilities:
Derivatives
Eurodollar futures	$4	$4	$—	$—
Forward sale commitments	3,714	—	3,714	—
Interest rate lock commitments	3	—	—	3
Interest rate swaps	20,511	—	20,511	—
Total liabilities	$24,232	$4	$24,225	$3

There were no transfers between levels of the fair value hierarchy during the quarters and nine months ended September 30, 2021 and 2020.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarters and nine months ended September 30, 2021 and 2020, see Note 6, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $4.5 million and $7.1 million at September 30, 2021 and December 31, 2020, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

September 30, 2021
Investment securities AFS	$2,514	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	4,507	Income approach	Implied spread to benchmark interest rate curve	3.14%	8.59%	4.73%
Interest rate lock commitments, net	4,609	Income approach	Fall-out factor	0.87%	24.05%	12.18%
			Value of servicing	0.39%	1.52%	1.19%
December 31, 2020
Investment securities AFS	$2,710	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	7,108	Income approach	Implied spread to benchmark interest rate curve	3.96%	10.64%	6.23%
Interest rate lock commitments, net	17,392	Income approach	Fall-out factor	1.97%	38.38%	15.53%
			Value of servicing	0.41%	1.44%	0.97%

We had no LHFS where the fair value was not derived with significant observable inputs at September 30, 2021 and December 31, 2020.

The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Quarter Ended September 30, 2021
Investment securities AFS	$2,550	$—	$—	$(48)	$12	$2,514
Single family LHFI	5,207	284	—	(1,088)	104	4,507
Quarter Ended September 30, 2020
Investment securities AFS	$2,861	$—	$—	$(48)	$(16)	$2,797
Single family LHFI	5,847	2,169	—	(352)	(26)	7,638
Nine Months Ended September 30, 2021
Investment securities AFS	$2,710	$—	$—	$(144)	$(52)	$2,514
Single family LHFI	7,108	1,429	—	(4,279)	249	4,507
Nine Months Ended September 30, 2020
Investment securities AFS	$1,952	$985	$—	$(387)	$247	$2,797
Single family LHFI	3,468	5,515	—	(1,135)	(210)	7,638

(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statement.

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Beginning balance, net	$5,893	$17,967	$17,392	$2,223
Total realized/unrealized gains (losses)	5,299	18,285	9,112	46,313
Settlements	(6,583)	(15,292)	(21,895)	(27,576)
Ending balance, net	$4,609	$20,960	$4,609	$20,960

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

The following table present assets classified as Level 3 assets that had changes in their recorded fair value for the periods indicated and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value	Level 1	Level 2	Level 3	Total Gains (Losses)

At or for the Quarter Ended September 30, 2021
LHFI (1)	$1,121	$—	$—	$1,121	$(8)
At or for the Quarter Ended September 30, 2020
LHFI (1)	$3,302	$—	$—	$3,302	$(2,054)
At or for the Nine Months Ended September 30, 2021
LHFI (1)	$1,121	$—	$—	$1,121	$(70)
At or for the Nine Months Ended September 30, 2020
LHFI (1)	$3,302	$—	$—	$3,302	$(2,184)

(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$218,662	$218,662	$218,662	$—	$—
Investment securities HTM	4,195	4,349	—	4,349	—
LHFI	5,295,234	5,337,837	—	—	5,337,837
LHFS – multifamily and other	259,170	267,688	—	267,688	—
Mortgage servicing rights – multifamily	39,625	43,166	—	—	43,166
Federal Home Loan Bank stock	8,723	8,723	—	8,723	—
Other assets - GNMA EBO loans	31,553	31,553	—	—	31,553
Liabilities:
Certificates of deposit	$995,475	$996,743	$—	$996,743	$—
Long-term debt	125,979	117,577	—	117,577	—

	At December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$58,049	$58,049	$58,049	$—	$—
Investment securities HTM	4,271	4,507	—	4,507	—
LHFI	5,172,778	5,327,711	—	—	5,327,711
LHFS – multifamily and other	167,289	167,289	—	167,289	—
Mortgage servicing rights – multifamily	35,774	38,423	—	—	38,423
Federal Home Loan Bank stock	20,319	20,319	—	20,319	—
Other assets-GNMA EBO loans	101,750	101,750	—	—	101,750
Liabilities:
Certificates of deposit	$1,139,807	$1,143,747	$—	$1,143,747	$—
Borrowings	322,800	322,876	—	322,876	—
Long-term debt	125,838	116,893	—	116,893	—

NOTE 9–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020

Net income	$27,170	$26,349	$85,990	$52,392

Weighted average shares:
Basic weighted-average number of common shares outstanding	20,613,290	22,665,069	21,099,059	23,226,109
Dilutive effect of outstanding common stock equivalents	206,311	212,157	253,656	177,620
Diluted weighted-average number of common shares outstanding	20,819,601	22,877,226	21,352,715	23,403,729
Net income per share:
Basic earnings per share	$1.32	$1.16	$4.08	$2.26
Diluted earnings per share	$1.31	$1.15	$4.03	$2.24

NOTE 10–RESTRUCTURING:

In 2020, we took steps to consolidate our facilities and incurred charges in connection with vacating certain office space. In addition, we incurred certain consulting fees in connection with a corporate-wide operations restructuring program which began in 2019.

The following table summarizes the restructuring charges and the liability for restructuring costs still to be paid in the periods indicated:

(in thousands)	Facility-related costs	Personnel-related costs	Other costs	Total

Quarter ended September 30, 2021 activity
Costs paid or otherwise settled	$(334)	$(2)	$—	$(336)
Balance, September 30, 2021	$1,963	$99	$—	$2,062
Quarter ended September 30, 2020 activity
Restructuring charges	$1,736	$164	$232	$2,132
Costs paid or otherwise settled	(1,640)	(150)	(229)	(2,019)
Balance, September 30, 2020	$1,791	$185	$89	$2,065
Nine months ended September 30, 2021 activity
Costs paid or otherwise settled	$(900)	$(55)	$(116)	$(1,071)
Balance, September 30, 2021	$1,963	$99	$—	$2,062
Nine months ended September 30, 2020 activity
Restructuring charges	$4,183	$299	$1,018	$5,500
Costs paid or otherwise settled	(3,627)	(624)	(1,088)	(5,339)
Balance, September 30, 2020	$1,791	$185	$89	$2,065

NOTE 11–SUBSEQUENT EVENT:

On October 28, 2021 the Board authorized a dividend of $0.25 per share, payable on November 23, 2021 to shareholders of record on November 9, 2021. On the same day, the Board approved an expansion of the Company's share repurchase program for up to $20 million of its common stock.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s 2020 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, anticipated completion of loan forbearances with respect to customer loans, our future plans and the credit exposure of certain loan products and other components of our business that could be impacted by the COVID-19 pandemic, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Summary Financial Data

	Quarter Ended		Nine Months Ended September 30,
(in thousands, except per share data and FTE data)	September 30, 2021	June 30, 2021	2021	2020

Select Income Statement data:
Net interest income	$57,484	$57,972	$169,973	$152,614
Provision for credit losses	(5,000)	(4,000)	(9,000)	20,469
Noninterest income	24,298	28,224	91,355	105,387
Noninterest expense	51,949	52,815	161,372	170,893
Net income:
Before income taxes	34,833	37,381	108,956	66,639
Total	27,170	29,157	85,990	52,392
Net income per share - diluted	$1.31	$1.37	$4.03	$2.24
Select Performance Ratios:
Return on average equity - annualized	14.8%	16.3%	15.8%	10.0%
Return on average tangible equity - annualized (1)	15.6%	17.2%	16.7%	10.6%
Return on average assets - annualized	1.48%	1.59%	1.57%	0.97%
Efficiency ratio (1)	62.8%	62.8%	61.8%	63.4%
Net interest margin	3.42%	3.45%	3.39%	3.09%
Other data
Full time equivalent employees	983	997	983	999

(1)Return on average tangible equity and the efficiency ratio are non-GAAP financial measures. For a reconciliation of return on average tangible equity to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of
(in thousands, except share and per share data)	September 30, 2021	December 31, 2020

Selected Balance Sheet Data
Loans held for sale	$395,112	$361,932
Loans held for investment, net	5,299,741	5,179,886
ACL	54,516	64,294
Investment securities	983,038	1,076,364
Total assets	7,372,451	7,237,091
Deposits	6,359,660	5,821,559
Borrowings	—	322,800
Long-term debt	125,979	125,838
Total shareholders' equity	710,376	717,750
Other data:
Book value per share	$34.74	$32.93
Tangible book value per share (1)	$33.18	$31.42
Total equity to total assets	9.6%	9.9%
Tangible common equity to tangible assets (1)	9.2%	9.5%
Shares outstanding at period end	20,446,648	21,796,904
Loans to deposit ratio	90.4%	96.3%

Credit Quality:
ACL to total loans (2)	1.06%	1.33%
ACL to nonaccrual loans	307.8%	310.3%
Nonaccrual loans to total loans	0.33%	0.40%
Nonperforming assets to total assets	0.26%	0.31%
Nonperforming assets	$19,196	$22,097
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio	10.17%	9.79%
Total risk-based capital	13.71%	14.76%
Company
Tier 1 leverage ratio	10.00%	9.65%
Total risk-based capital	13.01%	14.00%

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

Our initial response included a business continuity plan with a remote working strategy, social distancing and sanitation plan. We continue to monitor this plan to adapt to recent developments. We continue to take significant measures to protect our employees, such as having most work remotely and where remote work is not viable, implementing a social distancing and sanitation plan. As a federal contractor, we believe we are subject to the Safer Federal Workforce COVID-19 Workplace Safety: Guidance for Federal Contractors and Subcontractors which will require vaccinations for most if not all of our employees beginning in December 2021. If we are not subject to the vaccine requirements for federal contractors, as a company with more than 100 employees we will be subject instead to the Department of Labor’s Occupational Safety and Health Administration ("OSHA") to Emergency Temporary Standard issued on November 4, 2021 which required that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or require employees to obtain a negative COVID-19 test at least once a week. Employers must comply with most requirements under the Emergency Temporary Standard by December 4, 2021 and with testing requirements by January 4, 2022. Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs, and may have an adverse effect on our future revenues, costs, and results of operations.

At September 30, 2021, all of our retail deposit branches were open to serve our customers and communities.

We participated in the Small Business Administration’s ("SBA") Paycheck Protection Program (“PPP”), and during 2021 we funded 1,384 loans with balances of $159 million under the PPP. As of September 30, 2021, PPP outstanding loan balances were $77 million. The loans funded through the PPP program are fully guaranteed by the U.S. government. Through September 30, 2021, cumulative PPP loans forgiven totaled $368 million.

Other Items
As part of our capital management strategy, during the first nine months of 2021, we repurchased a total of 1,498,974 shares of our common stock at an average price of $43.36 per share. On October 28, 2021, the Board of Directors approved an expansion of the Company's share repurchase program for up to $20 million of its common stock.

Management's Overview of the Third Quarter 2021 Financial Performance

Third Quarter of 2021 Compared to the Second Quarter of 2021

General: Our net income and income before taxes were $27.2 million and $34.8 million, respectively, in the third quarter of 2021, as compared to $29.2 million and $37.4 million, respectively, in the second quarter of 2021. The $2.5 million decrease in income before taxes was due to lower net interest income and lower noninterest income, which was partially offset by a higher recovery of our allowance for credit losses and lower noninterest expenses.

Income Taxes: Our effective tax rate was 22.0% in both the second and third quarter of 2021 as compared to a statutory rate of 23.5%. Our effective tax rate was lower than our statutory rate due to the benefits of tax advantaged investments.

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

	Quarter Ended
	September 30, 2021			June 30, 2021
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$5,577,149	$56,303	3.98%	$5,664,187	$57,265	4.02%
Investment securities (1)	994,593	5,816	2.34%	1,032,995	5,677	2.20%
FHLB Stock, Fed Funds and other	147,516	141	0.38%	86,525	159	0.73%
Total interest-earning assets	6,719,258	62,260	3.65%	6,783,707	63,101	3.70%
Noninterest-earning assets	545,675			558,568
Total assets	$7,264,933			$7,342,275
Liabilities and shareholders' equity:
Deposits: (2)
Demand deposits	$529,690	$188	0.14%	$540,784	$186	0.14%
Money market and savings	2,990,902	1,054	0.14%	2,958,761	1,058	0.14%
Certificates of deposit	1,005,138	1,265	0.50%	1,077,959	1,529	0.57%
Total deposits	4,525,730	2,507	0.22%	4,577,504	2,773	0.24%
Borrowings:
Borrowings	32,167	43	0.54%	179,543	142	0.31%
Long-term debt	125,948	1,354	4.28%	125,901	1,360	4.31%
Total interest-bearing liabilities	4,683,845	3,904	0.33%	4,882,948	4,275	0.35%
Noninterest-bearing liabilities
Demand deposits (2)	1,679,086			1,541,317
Other liabilities	175,179			199,172
Total liabilities	6,538,110			6,623,437
Shareholders' equity	726,823			718,838
Total liabilities and shareholders' equity	$7,264,933			$7,342,275
Net interest income		$58,356			$58,826
Net interest rate spread			3.32%			3.35%
Net interest margin			3.42%			3.45%

(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $0.9 million for both the quarters ended September 30, 2021 and June 30, 2021. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 0.16% and 0.18% for the quarter ended September 30, 2021 and June 30, 2021, respectively.

Net interest income was lower in the third quarter of 2021 as compared to the second quarter of 2021 primarily due to a $1.7 million decrease in interest income derived from Paycheck Protection Program (“PPP”) loans. This was partially offset by higher levels of non-PPP loans. Excluding the impact of PPP loans, our net interest margin in the third quarter of 2021 was consistent with our net interest margin in the second quarter of 2021.

Provision for Credit Losses: As a result of the continued favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio, we recorded a $5 million recovery of our allowance for credit losses in the third quarter of 2021, as compared to a $4 million recovery of our allowance for credit losses in the second quarter of 2021.

Noninterest Income consisted of the following for the periods indicated:

	Quarter Ended
(in thousands)	September 30, 2021	June 30, 2021

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$14,249	$15,836
Commercial real estate, multifamily and SBA	3,260	5,435
Loan servicing income	2,014	1,931
Deposit fees	2,091	1,997
Other	2,684	3,025
Total noninterest income	$24,298	$28,224

(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following for the periods indicated:

	Quarter Ended
(in thousands)	September 30, 2021	June 30, 2021

Single family servicing income, net
Servicing fees and other	$3,878	$3,975
Changes - amortization (1)	(4,579)	(5,181)
Net	(701)	(1,206)
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	747	(5,024)
Net gain (loss) from derivatives hedging	(293)	5,024
Subtotal	454	—
Single Family servicing income (loss)	(247)	(1,206)

Commercial loan servicing income:
Servicing fees and other	$4,019	$5,270
Amortization of capitalized MSRs	(1,758)	(2,133)
Total	2,261	3,137
Total loan servicing income	$2,014	$1,931

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income in the third quarter of 2021 as compared to the second quarter of 2021 was due to a $3.8 million decrease in gain on loan origination and sale activities. The decrease in gain on loan origination and sale activities was primarily due to a lower volume of single family rate locks and lower levels of CRE loans sold in the third quarter of 2021 as compared to the second quarter of 2021.

Noninterest Expense consisted of the following for the periods indicated:

	Quarter Ended
(in thousands)	September 30, 2021	June 30, 2021

Noninterest expense
Compensation and benefits	$31,175	$34,378
Information services	6,902	6,949
Occupancy	5,705	5,973
General, administrative and other	8,167	5,515
Total noninterest expense	$51,949	$52,815

The $0.9 million decrease in noninterest expense in the third quarter of 2021 as compared to the second quarter of 2021 was primarily due to lower compensation and benefits costs partially offset by higher general, administrative and other costs. The reduction in compensation and benefit costs was due to reductions in commission expense related to lower levels of loans closed for our single family mortgage operations and lower benefit costs due to third quarter seasonality. General, administrative and other costs increased due to a $1.9 million reimbursement of legal costs received from our insurance carrier in the second quarter of 2021 and higher marketing costs.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

General: Our net income and income before taxes were $86.0 million and $109.0 million, respectively, in the nine months ended September 30, 2021, as compared to $52.4 million and $66.6 million, respectively, in the nine months ended September 30, 2020. The $42.3 million increase in income before taxes was due to higher net interest income, lower provision for credit losses and lower noninterest expense, partially offset by lower noninterest income.

Income Taxes: Our effective tax rate during the nine months ended September 30, 2021 was 21.1% as compared to 21.4% in the nine months ended September 30, 2020 and a statutory rate of 23.5%. Our effective tax rate was lower than our statutory rate due primarily to the benefits of tax advantaged investments.

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

	Nine Months Ended September 30,
	2021			2020
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$5,615,624	$167,322	3.95%	$5,490,900	$172,897	4.16%
Investment securities (1)	1,030,726	18,084	2.34%	1,082,402	18,061	2.22%
FHLB Stock, Fed Funds and other	100,972	472	0.62%	59,901	960	2.11%
Total interest-earning assets	6,747,322	185,878	3.65%	6,633,203	191,918	3.82%
Noninterest-earning assets	558,224			545,890
Total assets	$7,305,546			$7,179,093
Interest-bearing liabilities:
Deposits: (2)
Demand deposits	$521,579	$543	0.14%	$419,833	$755	0.24%
Money market and savings	2,955,153	3,338	0.15%	2,612,536	10,593	0.54%
Certificates of deposit	1,087,195	5,049	0.62%	1,261,376	17,770	1.88%
Total deposits	4,563,927	8,930	0.26%	4,293,745	29,118	0.90%
Borrowings:
Borrowings	137,754	347	0.33%	648,836	3,150	0.64%
Long-term debt	125,902	4,076	4.31%	125,713	4,407	4.66%
Total interest-bearing liabilities	4,827,583	13,353	0.37%	5,068,294	36,675	0.96%
Noninterest-bearing liabilities
Demand deposits (2)	1,552,201			1,228,295
Other liabilities	200,032			180,207
Total liabilities	6,579,816			6,476,796
Shareholders' equity	725,730			702,297
Total liabilities and shareholders' equity	$7,305,546			$7,179,093
Net interest income		$172,525			$155,243
Net interest spread			3.28%			2.86%
Net interest margin			3.39%			3.09%

(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.6 million for both the nine months ended September 30, 2021 and 2020. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 0.20% and 0.70% for the nine months ended September 30, 2021 and 2020, respectively.

Net interest income was higher in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to a $114 million increase in interest earning assets and an increase in our net interest margin from 3.09% in the nine months ended September 30, 2020 to 3.39% in the nine months ended September 30, 2021. The increase in interest earning assets was due to an increase in total loans. The increase in our net interest margin was due to a 42 basis point increase in our net interest rate spread as decreases in the rates paid on interest bearing liabilities were greater than the decreases in yields on our interest earning assets. The 17 basis point decrease in yield on interest earning assets was due to the origination of loans and purchases of securities at current market rates which were below our portfolio rates, the repricing down of variable rate loans and the prepayment and paydown of higher yielding loans and investments in our portfolios. Our cost of interest-bearing liabilities decreased from 0.96% in the nine months ended September 30, 2020 to 0.37% in the nine months ended September 30, 2021 due to a decrease in market interest rates which allowed us to reprice our deposits and borrowings at lower rates.

Provision for Credit Losses: As a result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio, we recorded a $9 million recovery of our allowance for credit losses in the nine months ended September 30, 2021. Due to adverse economic conditions related to the COVID-19 pandemic, in the nine months ended September 30, 2020 we recorded a $20.5 million provision for credit losses as an estimate of the potential adverse impact of those conditions on our loan portfolio.

Noninterest Income consisted of the following for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$56,272	$73,751
Commercial	15,967	11,947
Loan servicing income	4,693	6,921
Deposit fees	5,912	5,225
Other	8,511	7,543
Total noninterest income	$91,355	$105,387
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020

Single family servicing income, net
Servicing fees and other	$11,788	$13,357
Changes - amortization (1)	(15,453)	(12,246)
Net	(3,665)	1,111
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	7,186	(21,970)
Net loss from derivatives hedging	(7,860)	22,148
Subtotal	(674)	178
Single Family servicing income (loss)	(4,339)	1,289

Commercial loan servicing income:
Servicing fees and other	14,267	9,716
Amortization of capitalized MSRs	(5,235)	(4,084)
Total	9,032	5,632
Total loan servicing income	$4,693	$6,921

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was due to a decrease in gain on loan origination and sale activities and loan servicing income. The $13.5 million decrease in gain on loan origination and sale activities was due to a $17.5 million decrease in single family gain on loan origination and sale activities which was partially offset by a $4.0 million increase in commercial real estate (“CRE”) and commercial gain on loan origination and sale activities. The decrease in single family gain on loan origination and sale activities was due primarily to a 22% decrease in rate locks. The increase in CRE and commercial gain on loan origination and sale activities was due to a 44% increase in the realized gain on sale which was partially offset by a 7% decrease in the volume of loans sold. The $2.2 million decrease in loan servicing income was due to a $5.6 million decrease in single family servicing income which was partially offset by a $3.4 million increase in commercial loan servicing income. The decrease in single family servicing income was due primarily to increased amortization of single family MSRs due to higher levels of prepayments and a $0.9 million decrease in risk management results. The increase in commercial loan servicing income was primarily due to higher levels of prepayment fees.

Noninterest Expense consisted of the following for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020

Noninterest expense
Compensation and benefits	$101,388	$101,429
Information services	20,635	22,330
Occupancy	18,170	23,082
General, administrative and other	21,179	24,052
Total noninterest expense	$161,372	$170,893
The $9.5 million decrease in noninterest expense in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was due to lower information services expense, occupancy expense and general, administrative and other expenses. The $1.7 million decrease in information services costs was primarily due to lower core processing costs related to a renegotiation of our contract. The $4.9 million decrease in occupancy expenses was primarily due to $4.4 million of impairments related to ongoing restructuring of our facilities recognized in the nine months ended September 30, 2020, with no similar charges in 2021. The $2.9 million decrease in general, administrative and other costs was due to a $1.9 million reimbursement of legal costs received from our insurance carrier in the second quarter of 2021 and $1.0 million of charges incurred in 2020 related to our efficiency improvement initiatives, which were partially offset by a $0.6 million increase in marketing costs.

Financial Condition

During the nine months ended September 30, 2021, total assets increased by $135 million due to a $120 million increase in loans held for investment and a $161 million increase in cash, partially offset by decreases in investments and other assets. Loans held for investment increased due to $2.5 billion of originations, which were partially offset by prepayments and scheduled payments of $2.0 billion and transfer of loans to loans held for sale of $391 million. Total liabilities increased primarily due to a $538 million increase in deposits, partially offset by a $323 million decrease in borrowings. The decrease in borrowings reflect the reduced need of wholesale funding resulting from the increase in deposits. The growth in deposits was due to new customers and increases in existing customer balances.

Credit Risk Management

As of September 30, 2021, our ratio of nonperforming assets to total assets remained low at 0.26% while our ratio of total loans delinquent over 30 days to total loans was 0.54%. The Company recorded a $9 million recovery of our allowance for credit losses for the nine months ended September 30, 2021.

As a result of the COVID-19 pandemic, the Company has approved forbearances for some of its borrowers. The status of these forbearances as of September 30, 2021 is as follows:

	Forbearances Approved (2)(3)
	Total		Expired		Outstanding
(in thousands)	Number of loans	Amount	Number of loans	Amount	Number of loans	Amount

Loan type:
Commercial and CRE:
Commercial business	110	$59,403	110	$59,403	—	$—
CRE owner occupied	27	69,302	27	69,302	—	—
CRE nonowner occupied	15	75,751	13	57,843	2	17,908
Total	152	$204,456	150	$186,548	2	$17,908

Single family and consumer (1)
Single family					68	$20,880
HELOCs and consumer					30	4,016
Total					98	$24,896

(1) Does not include any single family loans that are guaranteed by Ginnie Mae.
(2) Does not include construction loans that were modified as a result of COVID-19 related construction delays to extend the construction or lease-up periods. Each of these loans continued to make monthly payments under the existing or modified payment terms. At September 30, 2021, two of these loans with $2 million in balances were still operating under the terms of their modification.
(3) There were no forbearances initiated in the third quarter of 2021.

The forbearances approved for commercial and industrial loans and CRE nonowner occupied loans were generally for a period of three months while the forbearances for single family, HELOCs and consumer loans were generally for a period of three to six months. As of September 30, 2021, excluding the loans with forbearances still in place, 99% of the commercial and CRE loans approved for a forbearance have completed their forbearance period and have resumed payments. The forbearance periods for the majority of single family and consumer loans granted forbearance that were not complete as of September 30, 2021 are scheduled to be completed in the fourth quarter of 2021.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	At September 30, 2021		At December 31, 2020
(in thousands)	Amount	Rate (1)	Amount	Rate (1)

Commercial real estate loans
Non-owner occupied commercial real estate	$9,636	1.28%	$8,845	1.07%
Multifamily	5,457	0.26%	6,072	0.43%
Construction/land development
Multifamily construction	1,044	2.08%	4,903	4.25%
Commercial real estate construction	351	1.96%	1,670	6.12%
Single family construction	6,291	2.07%	5,130	1.98%
Single family construction to permanent	1,062	0.74%	1,315	0.87%
Total	23,841	0.71%	27,935	0.99%
Commercial and industrial loans
Owner occupied commercial real estate	5,285	1.18%	4,994	1.08%
Commercial business	14,473	4.08%	17,043	4.72%
Total	19,758	2.46%	22,037	2.67%
Consumer loans
Single family	5,757	0.85%	6,906	0.85%
Home equity and other	5,160	1.63%	7,416	1.83%
Total	10,917	1.10%	14,322	1.18%
Total ACL	$54,516	1.06%	$64,294	1.33%

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

At September 30, 2021 and December 31, 2020, the Bank had available borrowing capacity of $1.1 billion and $550 million, respectively, from the FHLB, and $297 million and $406 million, respectively, from the Federal Reserve Bank of San Francisco and $1.0 billion and $1.2 billion under borrowing lines established with other financial institutions.

Cash Flows

For the nine months ended September 30, 2021, cash and cash equivalents increased by $161 million compared to an increase of $21 million during the nine months ended September 30, 2020. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2021, net cash of $182 million was provided by operating activities, primarily from cash proceeds from the sale of loans exceeding cash used to fund LHFS. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the nine months ended September 30, 2020, net cash of $40 million was used in operating activities, primarily from cash used to fund LHFS production exceeding cash proceeds from the sale of loans.

Cash flows from investing activities

The Company's investing activities primarily include AFS securities and loans originated as held for investment. For the nine months ended September 30, 2021, net cash of $155 million was used in investing activities primarily from the origination of LHFI net of principal repayments and the purchase of AFS securities, partially offset by the proceeds from the sale of loans originated as LHFI and AFS securities. For the nine months ended September 30, 2020, net cash of $394 million was used by investing activities, primarily due to the purchase of investment securities and the origination of LHFI net of principal payments, partially offset by proceeds from the sale of loans originated as LHFI and investment securities and principal payments and maturities of investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the nine months ended September 30, 2021, net cash of $134 million was provided by financing activities, primarily due to growth in deposits, partially offset by net repayment of short-term borrowings, repurchases of and dividends paid on our common stock. For the nine months ended September 30, 2020, net cash of $455 million was provided by financing activities, primarily due to net proceeds from borrowings and increase in deposits, partially offset by common stock repurchases and dividends paid on our common stock.

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

These commitments include the following:

(in thousands)	At September 30, 2021	At December 31, 2020

Unused consumer portfolio lines	$394,694	$389,122
Commercial portfolio lines (1)	801,632	656,065
Commitments to fund loans	64,456	68,345
Total	$1,260,782	$1,113,532

(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $564 million and $395 million at September 30, 2021 and December 31, 2020, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as compared to the respective regulatory requirements applicable to them:

	At September 30, 2021
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$717,110	10.00%	$286,945	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	657,110	11.02%	268,398	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	717,110	12.02%	357,864	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	776,218	13.01%	477,152	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$721,955	10.17%	$283,867	4.0%	$354,834	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	721,955	12.68%	256,155	4.5%	370,002	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	721,955	12.68%	341,540	6.0%	455,387	8.0%
Total risk-based capital (to risk-weighted assets)	780,488	13.71%	455,387	8.0%	569,233	10.0%

	At December 31, 2020
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$709,655	9.65%	$294,211	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	649,655	11.67%	250,537	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	709,655	12.75%	334,050	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	779,254	14.00%	445,400	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$712,533	9.79%	$291,114	4.0%	$363,893	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	712,533	13.51%	237,307	4.5%	342,777	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	712,533	13.51%	316,410	6.0%	421,880	8.0%
Total risk-based capital (to risk-weighted assets)	778,479	14.76%	421,880	8.0%	527,350	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At September 30, 2021, capital conservation buffers for the Company and the Bank were 5.01% and 5.71%, respectively.

The Company paid a quarterly cash dividend of $0.25 per common share in each of the first, second and third quarters of 2021. It is our current intention to continue to pay quarterly dividends, and on October 28, 2021 we declared another cash dividend of $0.25 per common share payable on November 23, 2021 to shareholders of record as of the close of business on November 9, 2021. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions.

We had no material commitments for capital expenditures as of September 30, 2021. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	As of or for the quarter ended		As of or for the nine months ended September 30,
(in thousands)	September 30, 2021	June 30, 2021	2021	2020

Return on average tangible equity (annualized)
Average shareholders' equity	$726,823	$718,838	$725,730	$702,297
Less: Average goodwill and other intangibles	(32,195)	(32,487)	(32,484)	(33,784)
Average tangible equity	$694,628	$686,351	$693,246	$668,513

Net income	$27,170	$29,157	$85,990	$52,392
Adjustments (tax effected)
Amortization on core deposit intangibles	229	229	694	815
Tangible income applicable to shareholders	$27,399	$29,386	$86,684	$53,207
Ratio	15.6%	17.2%	16.7%	10.6%

Efficiency ratio
Noninterest expense
Total	$51,949	$52,815	$161,372	$170,893
Adjustments:
Restructuring related charges	—	—	—	(5,725)
Legal fees recovery	—	1,900	1,900	—
State of Washington taxes	(578)	(602)	(1,759)	(1,864)
Adjusted total	$51,371	$54,113	$161,513	$163,304

Total revenues
Net interest income	$57,484	$57,972	$169,973	$152,614
Noninterest income	24,298	28,224	$91,355	$105,387
Adjustments
Contingent payout	—	—	—	(566)
Adjusted total	$81,782	$86,196	$261,328	$257,435

Ratio	62.8%	62.8%	61.8%	63.4%

	As of
(in thousands, except share data)	September 30, 2021	December 31, 2020

Tangible book value per share
Shareholders' equity	$710,376	$717,750
Less: goodwill and other intangibles	(32,002)	(32,880)
Tangible shareholder's equity	$678,374	$684,870
Common shares outstanding	20,446,648	21,796,904
Computed amount	$33.18	$31.42

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$678,374	$684,870
Tangible assets
Total assets	7,372,451	7,237,091
Less: Goodwill and other intangibles	(32,002)	(32,880)
Net	$7,340,449	$7,204,211
Ratio	9.2%	9.5%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The following table presents sensitivity gaps for these different intervals:

	At September 30, 2021
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$218,662	$—	$—	$—	$—	$—	$—	$—	$218,662
FHLB Stock	95	—	—	—	—	—	8,628	—	8,723
Investment securities (1)	120,632	21,146	36,453	118,009	120,928	416,996	148,874	—	983,038
LHFS	395,112	—	—	—	—	—	—	—	395,112
LHFI (1)	1,172,337	354,571	562,031	1,144,541	1,231,826	871,547	17,404	—	5,354,257
Total	1,906,838	375,717	598,484	1,262,550	1,352,754	1,288,543	174,906	—	6,959,792
Non-interest-earning assets	—	—	—	—	—	—	—	412,659	412,659
Total assets	$1,906,838	$375,717	$598,484	$1,262,550	$1,352,754	$1,288,543	$174,906	$412,659	$7,372,451
Interest-bearing liabilities:
Demand deposit accounts (2)	$555,716	$—	$—	$—	$—	$—	$—	$—	$555,716
Savings accounts (2)	305,395	—	—	—	—	—	—	—	305,395
Money market accounts (2)	2,796,524	—	—	—	—	—	—	—	2,796,524
Certificates of deposit	371,789	184,080	229,929	201,883	7,794	—	—	—	995,475
Long-term debt (3)	60,979	—	—	—	65,000	—	—	—	125,979
Total	4,090,403	184,080	229,929	201,883	72,794	—	—	—	4,779,089
Non-interest bearing liabilities	—	—	—	—	—	—	—	1,882,986	1,882,986
Shareholders' Equity	—	—	—	—	—	—	—	710,376	710,376
Total liabilities and shareholders' equity	$4,090,403	$184,080	$229,929	$201,883	$72,794	$—	$—	$2,593,362	$7,372,451
Interest sensitivity gap	$(2,183,565)	$191,637	$368,555	$1,060,667	$1,279,960	$1,288,543	$174,906
Cumulative interest sensitivity gap
Total	$(2,183,565)	$(1,991,928)	$(1,623,373)	$(562,706)	$717,254	$2,005,797	$2,180,703
As a % of total assets	(30)%	(27)%	(22)%	(8)%	10%	27%	30%
As a % of cumulative interest-bearing liabilities	47%	53%	64%	88%	115%	142%	146%

(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of September 30, 2021, the Company is considered liability-sensitive as exhibited by the gap table but our net interest income sensitivity analysis shows positive results in the increasing interest rate scenarios. This is because of the impact of our historical deposit repricing betas which result in an assumed delay in repricing of deposits in an increasing interest rate scenario and a lower magnitude of repricing compared to the repricing of loans and other interest-earning assets. Net interest income would be expected to rise in the long term if interest rates were to rise due to the Bank’s cumulative asset-sensitive position.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of September 30, 2021 and December 31, 2020 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	At September 30, 2021		At December 31, 2020
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+200	7.0%	(7.1)%	3.5%	(9.3)%
+100	3.0%	(4.7)%	1.2%	(4.3)%
-100	(4.2)%	(3.7)%	(3.8)%	(3.7)%
-200	(5.8)%	(11.5)%	(4.7)%	(5.7)%

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

At September 30, 2021, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The changes in interest rate sensitivity between December 31, 2020 and September 30, 2021 reflected the impact of higher market interest rates, a steeper yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer
Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the quarter ended September 30, 2021 were as follows:

(in thousands, except share and per share information)	Total shares of common stock purchased	Average price paid per share of common stock	Dollar value of remaining authorized repurchase

July	—	$—	$15,000
August	372,622	40.26	—
September	—	—	—
Total	372,622	$—

Sales of Unregistered Securities
There were no sales of unregistered securities during the third quarter of 2021.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 5, 2021.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)