Form 10-K
period 2021-12-31
HomeStreet, Inc.
filed 2022-03-04
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $685 million based on a closing price of $40.74 per share of common stock on the Nasdaq Global Select Market on such date. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates.
The number of outstanding shares of the registrant's common stock as of March 1, 2022 was 19,315,831.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, will be incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of the shareholders to be held in 2022, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates. If a definitive proxy statement of the registrant is not filed within such period, the registrant will instead file such information on an amendment to this Report within such 120 days of the end of the registrant’s fiscal year to which this Report relates.

PART I
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") and the documents incorporated by reference contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “goal,” “upcoming,” “outlook,” “guidance” or the negation thereof, or similar expressions. In addition, all statements that address and/or include beliefs, assumptions, estimates, projections and expectations of our future performance, financial condition, long-term value creation, capital management, reduction in volatility, reliability of earnings, provisions and allowances for credit losses, cost reduction initiatives, performance of our continued operations relative to our past operations, and restructuring activities are forward-looking statements within the meaning of the Reform Act. Forward-looking statements involve inherent risks, uncertainties and other factors, many of which are difficult to predict and are generally beyond management’s control. Forward-looking statements are based on the Company’s expectations at the time such statements are made and speak only as of the date made. The Company does not assume any obligation or undertake to update any forward-looking statements after the date of this release as a result of new information, future events or developments, except as required by federal securities or other applicable laws, although the Company may do so from time to time. The Company does not endorse any projections regarding future performance that may be made by third parties. For all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act.

We caution readers that actual results may differ materially from those expressed in or implied by the Company’s forward-looking statements. Rather, more important factors could affect the Company’s future results, including but not limited to the following: (1) the continued impact of COVID-19 on the U.S. and global economies, including business disruptions, reductions in employment and an increase in business failures, specifically among our clients; (2) the continued impact of COVID-19 on our employees and our ability to provide services to our customers and respond to their needs as more cases of COVID-19 may arise in our primary markets; (3) the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control; (4) there may be increases in competitive pressure among financial institutions or from non-financial institutions; (5) changes in the interest rate environment may reduce interest margins; (6) changes in deposit flows, loan demand or real estate values may adversely affect the business of our primary subsidiary, the Bank, through which substantially all of our operations are carried out; (7) our ability to control operating costs and expenses; (8) our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; (9) the adequacy of our allowance for credit losses; (10) changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently; (11) legislative or regulatory changes that may adversely affect our business or financial condition, including, without limitation, changes in corporate and/or individual income tax laws and policies, changes in privacy laws, and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes; (12) general economic conditions, either nationally or locally in some or all areas in which we conduct business, or conditions in the securities markets or banking industry, may be less favorable than what we currently anticipate; (13) challenges our customers may face in meeting current underwriting standards may adversely impact all or a substantial portion of the value of our rate-lock loan activity we recognize; (14) technological changes may be more difficult or expensive than what we anticipate; (15) a failure in or breach of our operational or security systems or information technology infrastructure, or those of our third-party providers and vendors, including due to cyber-attacks; (16) success or consummation of new business initiatives may be more difficult or expensive than what we anticipate; (17) our ability to grow efficiently both organically and through acquisitions and to manage our growth and integration costs; (18) our ability to attract and retain key members of our senior management team; (19) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (20) litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than what we anticipate; and (21) our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or the Bank, or repurchases of our common stock. A discussion of the factors, risks and uncertainties that could affect our financial results, business goals and operational and financial objectives cited in this release, other releases, public statements and/or filings with the Securities and Exchange Commission (“SEC”) is also contained in the “Risk Factors” section of this Form 10-K. We strongly recommend readers review those disclosures in conjunction with the discussions herein.

All future written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. New risks and uncertainties arise from time to time, and factors that the Company currently deems immaterial may become material, and it is impossible for the Company to predict these events or how they may affect the Company.

ITEM 1.BUSINESS

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to "we," "our," and “us” refer to HomeStreet, Inc., a Washington corporation, ("HomeStreet," or the "Company,") and its consolidated subsidiaries, HomeStreet Bank (the "Bank") and HomeStreet Capital Corporation ("Capital").

Overview

We are a diversified financial services company with offices in Washington, Oregon, California, Hawaii, Arizona, Utah and Idaho serving customers throughout the western United States. We were founded in 1921 and are headquartered in Seattle, Washington. We provide commercial banking products and services to small and medium sized businesses, real estate investors and professional firms and consumer banking products and services to individuals. As of December 31, 2021, we had $7.2 billion of total assets, $5.7 billion of loans and $6.1 billion of deposits.

With the exception of the updates provided below, the information required under Part I. Item 1. – “Business” is incorporated by reference to Part I, Item 1, "Business" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Human Capital Management

Employee Headcount

As of December 31, 2021, the Company employed 984 employees across our geographic footprint, including 934 employees classified as full-time employees and 50 employees classified as part-time. Our employee turnover rate was 24% during the year ended December 31, 2021, with a voluntary turnover rate of 21%.

Company Culture

As a financial institution, HomeStreet Bank occupies a position of trust in the community, among its customers and employees, and with its regulators. We have earned that trust by developing a reputation for fairness, honesty, integrity and community service- since the Company’s inception in 1921. Our reputation is directly tied to the individual decisions, actions, and sense of business ethics of each and every one of our employees. We believe a high level of trust gives us a competitive advantage in an environment that is increasingly sensitive to business ethics. It is our belief that employees and customers are attracted to work for, and do business with, a company that prides itself on maintaining the highest ethical standards. For all of these reasons, a commitment to fairness, honesty, integrity and community service are core values of the Company.

As part of this commitment to our core values, HomeStreet holds regular meetings of a diverse group of employees who make up our Culture Committee. That Committee has identified five key values built on specific behaviors that bring our values to life: a focus on customers, collaboration as one team, delivering excellence, embodying a spirit to serve the communities that we are in, and being engaged in our work in a manner that can be described as “all in." In 2021, the Culture Committee launched an employee sentiment survey and developed tools to allow for all employees to take advantage of mentorship through a new mentor-mentee program. Further, the Committee launched a program to support employee resource groups.

Diversity, Equity and Inclusion

HomeStreet is an equal opportunity employer committed to a diverse workplace with employees from a wide range of backgrounds. We recognize that diverse organizations are more likely to have employees with increased job satisfaction, higher levels of trust and greater engagement, which in turn translates to a greater capacity for customer service. We focus on recruiting, retaining and promoting employees from diverse backgrounds and who are representative of the people in our communities. By doing so, we believe we are better able to serve our customers and understand their financial needs and goals.

We have a Diversity Committee made up of employees from a variety of ethnic backgrounds, job functions, and titles to identify ways to increase and promote opportunities for all employees within the Company. This Committee works with management to identify and promote practices that will help us achieve these diversity goals. We also promote policies and practices to combat harassment, discrimination, retaliation, or disrespectful or other unprofessional conduct based on an individual’s identity, including sex, gender, sexual orientation, race, religion, color, ancestry, physical disability, mental disability, age, marital status and more.

Compensation of Employees

As part of our goal of providing high-quality banking and financial services to our customers while creating a positive impact in the local communities in which we do business, we designed our compensation program with the intention of attracting and retaining highly qualified employees. We use a mix of base salary, cash-based short-term incentive plans and defined contributions to the 401(k) plans for participating employees to incentivize our employees classified as exempt employees, and provide equity-based long-term incentive compensation for members of the management team who are senior vice president and above. Employee performance is considered, evaluated and discussed through quarterly performance check-ins between manager and direct report, while those employees eligible for short-term annual incentives also have an annual performance review. Our non-exempt employees are paid hourly wages with benefits of working overtime along with defined contributions to the 401(k) plan for participating employees.

We have a variety of group benefit programs designed to provide our employees with health and wellness benefits, financial benefits in the event of planned or unplanned expenses, or losses relating to illness, disability or death; programs and benefits to help plan for retirement; and programs to deal with job-related or personal problems.

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

Employee Safety; Response to COVID-19

Employee safety is a priority, and we promote workplace safety in many ways. Early in the pandemic, we designed and adopted HomeStreet’s Social Distancing Policy and COVID-19 Sanitation Measures which were based on US Department of Labor Occupational Safety and Health Administration Guidance on Preparing Workplaces for COVID-19, the Center for Disease Control ("CDC") guidance, the President’s Coronavirus Guidelines for America and orders and guidance from state and local authorities. The Department of Homeland Security has designated the financial services sector as a Critical Infrastructure Sector, and, as a bank, HomeStreet continued to carry out its responsibilities and provide financial services to our customers and communities. In doing so, we have made the safety of our employees, customers and communities where we serve, one of our key priorities. Our policy applies to all HomeStreet locations in the several states where we do business.

The COVID-19 pandemic threat continued throughout 2021 while federal, state and local governments implemented or attempted to implement manifold policy changes around indoor, outdoor, and workplace safety. We enhanced protections for our employees in the form of masks, gloves, deep cleanings, paid COVID time off, and at-home COVID test kits, as we continued to encourage employees to stay home when not feeling well. We also continued to facilitate work from home capabilities for a large portion of our workforce and supported a hybrid or fully-remote working model for those whose jobs were not dependent on being customer-facing. We continued the use of barriers and specialized safety protocols to limit exposure for our employees who work face-to-face with customers. To encourage and then monitor the variable around vaccination and booster shot status, we implemented a tracking process within our Human Resources Information System to enable employees to voluntarily enter their status. HomeStreet offered wellness credits as an incentive to vaccinate and achieved a vaccination status of greater than 80%. Our crisis management team continued to meet regularly to discuss changes to and maintain ongoing specialized safety standards and protocols as part of our social distancing and a phased return to work plan.

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

Environmental, Social and Governance Matters

In 2021, we amended the charter of the Human Resources and Corporate Governance Committee (the “HRCG Committee”) of the Board to include within the HRCG Committee’s purpose, duties and responsibilities oversight of our environmental, social and governance (“ESG”) programs, policies and practices. The HRCG Committee’s specific duties and responsibilities in this regard include monitoring and evaluating the Company’s programs, policies and practices relating to ESG issues and making recommendations to the Board of Directors regarding the Company’s overall strategy with respect to ESG matters. In addition, in 2021, we established an ESG Management Steering Committee comprised of senior management members and included ESG as part of our strategic planning process. The purpose of the ESG Management Steering Committee is to assist the HRCG Committee in fulfilling its oversight responsibilities with respect to ESG matters.

Locations

We operate 60 full service bank branches in Washington, in Northern and Southern California, in the Portland, Oregon area and in Hawaii, as well as five primary stand-alone commercial lending centers located in Central Washington, Oregon, Southern California, Idaho and Utah.

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

ITEM 1A     RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report.

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

It is not clear when the economic impacts of the pandemic will subside or what the overall effect will be on our customers. Some of our customers may be unable to meet their debt obligations to us in a timely manner, or at all, and we may continue to experience a heightened number of requests from customers for forbearances on loans, especially as government programs subside. Federal, state and local moratoriums on evictions for non-payment of rent during this time may also negatively impact the ability of some borrowers to make payments on loans made for multifamily housing. In addition, while current laws and regulatory guidance allow us to presume that certain borrowers are not experiencing financial difficulties at the time of a modification for purposes of determining if a loan is a troubled debt restructuring ("TDR") if it is in response to the COVID-19 pandemic, in the long run a meaningful number of the loans in our portfolio may ultimately need additional forbearance or significant modification and migrate to an adverse risk rating because of lingering impacts of an economic recession.

In 2020, we substantially increased our allowance for credit losses in response to the negative economic impacts of the COVID-19 pandemic to adjust the expected historic loss rates for current and forecasted conditions as some of the economic conditions created by the pandemic are not incorporated into the historical loss information. In 2021, due partially to an improved outlook of the estimated impact of COVID-19 on our loan portfolio, we recovered a significant portion of the 2020 increase. However, we cannot be sure that our allowance for credit losses will be adequate or that additional increases to the allowance for credit losses will not be needed in subsequent periods. The actual and full economic impact of the pandemic is still undetermined, and if our allowance is not adequate, future net charge-offs may be in excess of current expected losses, which would create the need for more provisioning and have a negative impact on our financial condition, results of operations and capital position.

Our business operations may be negatively impacted by the COVID-19 pandemic.

Most of our employees have been working from home during the pandemic and many will continue to do so as we move to a hybrid remote-work model. We face risks associated with having a significant portion of our employees continue working from home as we may have less oversight over certain internal controls and the confidentiality requirements of our compliance and contractual obligations may be more challenging to meet as confidential information is being accessed from a wider range of locations and there may be more opportunity for inadvertent disclosure or malicious interception. Many of our vendors are also allowing their workforce to work primarily from home, which may create similar issues if our confidential information is being accessed by employees of those vendors in connection with their performance of services for us. While we have not identified any significant concerns to date with our internal controls, compliance obligations or confidentiality requirements, the change in work environment, team dynamics and job responsibilities for us and our vendors could increase our risk of failure in these areas, which could have a negative impact on our financial reporting, compliance risk, operational risk and reputational risk.

Risks Related to Operations

We rely on third party purchasers to buy our loans in the secondary market, and changes to their policies and practices may significantly impact our financial results.

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

We are bound by representations or warranties we make to third party purchasers of our loans or mortgage servicing rights ("MSRs") and may be liable for certain costs and damages if those representations are breached.

We make certain representations and warranties to third party purchasers of our loans, including GSEs, about the loans and the manner in which they were originated, including adherence to strict origination guidelines for loans originated for sale to GSEs. Our sale agreements generally require us to either repurchase loans if we have breached any of these representations or warranties, which may result in recording a loss and/or bearing any subsequent loss on the loan, or pay monetary penalties. We may not be able to recover our losses from a borrower or other third party in the event of such a breach of representation or warranty due to a lack of remedies or lack of financial resources of the borrower, and may be required to bear the full amount of the related loss. Similarly, we have sold significant amounts of our MSRs in recent years, and the agreements governing those sales also have representations and warranties relating to the documentation and collectability of those MSRs; a breach of those representations and warranties could also require us to either pay monetary damages or, in some cases, repurchase the defective MSRs.

We also originate, purchase, sell and service loans insured by the Federal Housing Administration (“FHA”) and U.S. Department of Housing and Urban Development (“HUD”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”), and certify that such loans have met their requirements and guidelines. We are subject to audits of our processes, procedures and documentation of such loans, and any violations of the guidelines can result in monetary penalties, which could be significant if there are systemic violations, as well as indemnification requirements or restrictions on participation in the program.

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

Residential mortgage lending is subject to substantial volatility due to changes in interest rates, a significant lack of housing inventory in our principal markets, and other market forces beyond our control. Increases in interest rates may materially and adversely affect our future loan origination volume and margins. Decreases in the availability of housing inventory may reduce demand and adversely impact our future loan origination volume. Decreases in the value of the collateral securing our outstanding loans may increase rates of borrower default which would adversely affect our financial condition, results of operations and capital position.

Our capital management strategy may impact the value of our common stock and could negatively impact our ability to maintain a well-capitalized position.

We actively manage our capital levels with a goal of returning excess capital to shareholders, which we currently do through dividend and stock repurchase programs. While we have been able to sustain and even increase our dividend payments and reinstate stock repurchases during the pandemic, a materially negative change to our business, results of operations and capital position, could cause us to suspend those programs to preserve capital. In addition, our regulators could restrict our ability to pay dividends or repurchase our stock, which happened to certain financial institutions larger than us during the pandemic.
While the intent of our capital management strategy is to improve the long-term value of our stock, we cannot be assured that our stock repurchases will actually enhance long-term shareholder value. Repurchases may affect our stock price and increase its volatility in the short term While the existence of the program may increase the price and decrease liquidity in our stock in the short term, other market factors may cause the stock price of our common shares to fall below the price we paid for the repurchase of our common stock. As a result, shareholders may not see an increase in the value of their holdings.

While we historically have maintained capital ratios at a level higher than the regulatory minimums to be “well-capitalized”, our capital ratios in the future may decrease due to economic changes, utilization of capital to take advantage of growth or investment opportunities, or the return of additional capital to our shareholders. In the event the quality of our assets or our economic position were to deteriorate significantly, lower capital ratios may require us to raise additional capital in the future in order to remain compliant with capital standards. We may not be able to raise such additional capital at the time when we need it, or on terms that are acceptable to us, especially if capital markets are especially constrained, if our financial performance weakens, or if we need to do so at a time when many other financial institutions are competing for capital from investors in response to changing economic conditions. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, results of operations and capital position. In addition, any capital raising alternatives could dilute the value of our outstanding common stock held by our existing shareholders and may adversely affect the market price of our common stock.

HomeStreet, Inc. primarily relies on dividends from the Bank, which may be limited by applicable laws and regulations.

HomeStreet, Inc. is a separate legal entity from the Bank, which is the primary source of funds available to HomeStreet Inc. to service its debt, pay dividends to shareholders, repurchase shares and otherwise satisfy its obligations. The availability of dividends from the Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a "well capitalized" ratio at the Bank, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. For additional information on these restrictions, see "Item 1 Business" in this Annual Report. If the Bank cannot pay dividends to HomeStreet Inc., HomeStreet, Inc. may be limited in its ability to service its debt, fund its operations, repurchase shares and pay dividends to its shareholders.

Our business is geographically confined to certain metropolitan areas of the Western United States, and events and conditions that disproportionately affect those areas may pose a more pronounced risk for our business.

Although we presently have retail deposit branches in four states, with lending offices in these states and two others, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington, the Portland, Oregon metropolitan area, the San Francisco Bay Area, and the Los Angeles, Orange County, Riverside and San Diego metropolitan areas in Southern California. All of our markets are located in the Western United States. Each of our primary markets is subject to various types of natural disasters, including earthquakes, wildfires, volcanic eruptions, mudslides and floods, and many have experienced disproportionately significant economic volatility in the past, as well as more recent local political unrest and calls to action, including calls for rent disruption, when compared to other parts of the United States. Economic events, political unrest or natural disasters that affect the Western United States and our primary markets in that region may have an unusually pronounced impact on our business. Because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

The significant concentration of real estate secured loans in our portfolio has had a negative impact on our asset quality and profitability in the past and there can be no assurance that it will not have such impact in the future.

A substantial portion of our loans are secured by real property, including a growing portfolio of commercial real estate ("CRE") loans. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, unforeseen natural disasters and a decline in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, other real estate owned ("OREO"), net charge-offs and provisions for credit and OREO losses. If real estate market values decline significantly, as they did in the 2008 to 2011 recession, the collateral for our loans may provide less security and reduce our ability to recover the principal, interest and costs due on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified, and we could face reduced liquidity, constraints on capital resources, increased obligations to investors to whom we sell mortgage loans, declining income on mortgage servicing fees and a related decrease in the value of MSRs, and declining values on certain securities we hold in our investment portfolio.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the Federal Deposit Insurance Corporation ("FDIC"), the Washington Department of Financial Institutions and the Federal Reserve, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Many of these laws are complex, especially those governing fair lending, predatory or unfair or deceptive practices, and the complexity of those rules creates additional potential liability for us because noncompliance could result in significant regulatory action, including restrictions on operations and fines, and could lead to class action lawsuits from shareholders, consumers and employees. In addition, various states have their own laws and regulations, especially California, which has heightened data privacy, employment law and consumer protection regulations, and the cost of complying with state rules that differ from federal rules can significantly increase compliance costs.

Our consumer business, including our mortgage and other consumer lending and non-lending businesses, is also governed by policies enacted or regulations adopted by the Consumer Financial Protection Bureau ("CFPB") which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. Our regulators, including the FDIC, use interpretations from the CFPB and relevant statutory citations in certain parts of their assessments of our regulatory compliance, including the Real Estate Settlement Procedures Act, the Final Integrated Disclosure Rule, known as TRID, and the Home Mortgage Disclosure Act, adding to the complexity of our regulatory requirements, increasing our data collection requirements and increasing our costs of compliance. The laws, rules and regulations to which we are subject evolve and change frequently, including changes that come from judicial or administrative agency interpretations of laws and regulations outside of the legislative process that may be more difficult to anticipate, and changes to our regulatory environment are often driven by shifts of political power in the federal government. In addition, we are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations and certain corporate actions. Administrative and judicial interpretations of the rules that apply to our business may change the way such rules are applied, which also increases our compliance risk if the interpretation differs from our understanding or prior practice. Moreover, an increasing amount of the regulatory authority that pertains to financial institutions is in the form of informal "guidance" such as handbooks, guidelines, examination manuals, field interpretations by regulators or similar provisions that could affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and our profitability.

In addition, changes in regulation of our industry have the potential to create higher costs of compliance, including short-term costs to meet new compliance standards, limit our ability to pursue business opportunities and increase our exposure to potential fines, penalties and litigation.

Significant legal claims or regulatory actions could subject us to substantial uninsured liabilities and reputational harm and have a material adverse effect on our business and results of operations.

We are from time to time subject to legal claims or regulatory actions related to our operations. These legal claims or regulatory actions could include supervisory or enforcement actions by our regulators, criminal proceedings by prosecutorial authorities, claims by customers or by former and current employees, including class, collective and representative actions, or environmental lawsuits stemming from property that we may hold as OREO following a foreclosure action in the course of our business. Such actions are a substantial management distraction and could involve large monetary claims, including civil money penalties or fines imposed by government authorities and significant defense costs.

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

As the Company has focused on efficiency in recent years, we have significantly reduced our employee headcount. However, hiring remains competitive in certain areas of our business. We rely on a number of key employees who are highly sought after in the industry. If a key employee or a substantial number of employees depart or become unable to perform their duties, it may negatively impact our ability to conduct business as usual. We might then have to divert resources from other areas of our operations, which could create additional stress for other employees, including those in key positions. The loss of qualified and key personnel, or an inability to continue to attract, retain and motivate key personnel could adversely affect our business and consequently impact our financial condition and results of operations.

Risk Related to Market Factors

Changes to monetary policy by the Federal Reserve could adversely impact our results of operations.

The Federal Reserve is responsible for regulating the supply of money in the United States, including open market operations used to stabilize prices in times of economic stress, as well as setting monetary policies. These activities strongly influence our rate of return on certain investments, our hedge effectiveness for mortgage servicing and our mortgage origination pipeline, as well as our costs of funds for lending and investing, all of which may adversely impact our liquidity, results of operations, financial condition and capital position.

Changes in market factors beyond our control, including fluctuation in interest rates, may adversely impact our profitability and financial results.

Market factors outside of our control, including changing interest rate environments, regulatory decisions, increased competition, changes in the yield curve, consumer confidence, rates of unemployment and other forces of market volatility, can have a significant impact on our results of operations, financial condition and capital positions.

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

The rate of prepayment of loans, which is impacted by changes in interest rates and general economic conditions, among other things, impacts the value of our MSRs. We actively hedge this risk with financial derivative instruments to mitigate losses, but changes in interest rates can be difficult to predict and changes in our hedging instruments may not correlate with changes in the values of our MSRs and LHFS.

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

Our securities portfolio also includes securities whose value is sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of shareholders' equity until realized upon sale. Interest rate fluctuations may impact the value of these securities and as a result, shareholders' equity, and may cause material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our operating results, financial condition and capital position.

The financial services industry is highly competitive, and as a result, our business, results of operations, financial condition and capital position may be adversely affected,

We face pricing competition for loans and deposits, both in pricing and products, as well as in customer service and convenience. Our most direct competition comes from other banks, credit unions, mortgage banking companies and finance companies, and more recently has also come from companies that rely heavily on technology to provide financial services, are moving to provide cryptocurrency products and offerings, and often target a younger customer demographic. The significant competition in attracting and retaining deposits and making loans, as well as in providing other financial services, throughout our market area may impact future earnings and growth. Our success depends, in part, on the ability to adapt products and services to evolving industry standards and customer preferences and trends and provide consistent customer service while keeping costs in line. We sometimes experience increasing pressure to provide products and services at lower prices, which could reduce net interest income and noninterest income from fee-based products and services. New technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products and manage accounts. We could be required to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. In addition, advances in technology such as telephone, text and online banking, e-commerce and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our branch network and other assets. As a result of these competitive pressures, our business, financial condition, results of operations and capital position may be adversely affected.

Uncertainty relating to the phasing out of London Interbank Offered Rate ("LIBOR") may adversely affect our business, financial condition and results of operations.

LIBOR is scheduled to be discontinued in June 2023. While we no longer originate loans indexed to LIBOR, trailing risk still exists for those loans that were originated prior to December 31, 2021. We will need to transition LIBOR-based loans originated prior to December 31, 2021 to a new index prior to June 2023. Our attempt to educate borrowers regarding the need to transition from LIBOR, including borrowers with loans that do not have adequate fallback language, may fail if borrowers do not comprehend the need for the change, are unresponsive to our efforts to communicate or claim a lack of transparency in the transition process. In addition, LIBOR-based rates, at the time of transition, may be lower than the alternative indices, resulting in an increase in rates to the borrower. Once LIBOR rates are no longer available, we may be subject to disputes or litigation with customers and creditors over the appropriateness or the comparability to LIBOR of the alternative indices, which could have an adverse effect on our financial condition, results of operations and capital position.

The implementation of alternative indices may require us to significantly enhance, modify, upgrade, convert or outsource our software, IT and other tools, systems, controls, operational processes, procedures and risk or valuation models associated with the transition to a new reference rate. This transition could be costly, require significant resources and increase the risk of error in implementation. In addition, the use of an alternative index may result in lower interest income if the index rate is lower than what a comparable LIBOR rate would have been. Each of these factors could have an adverse effect on our results of operations, financial condition and capital position.

Uncertainties still exist regarding our other financial instruments. For loans serviced for any of the agencies, FNMA, FHMLC, and GNMA, for loans originated prior to September 30, 2020, we are uncertain of the agencies plan to transition away from LIBOR. The ultimate selection of the alternative index may result in significant implementation costs for our portfolio of loans serviced for others and higher borrowing costs on our trust preferred debt.

Our outstanding debt and other financial instruments may be adversely affected by the transition from LIBOR as a reference rate.

We have outstanding LIBOR-based trust preferred debt securities, and the trustee has not yet provided any guidance regarding the transition from LIBOR to an alternative index. It is unclear whether the trustee will select a widely used and recognized reliable market benchmark as an acceptable alternative to and replacement for LIBOR. Uncertainty as to the trustee’s anticipated alternative index selection could adversely affect the value of and return on our debt and other financial instruments. The trustee’s selection of the alternative index may result in higher borrowing costs on our LIBOR-based trust preferred debt, as well as significant implementation costs for our portfolio of loans serviced for others. Until the trustee selects an alternative index, any uncertainty regarding the continued use and reliability of LIBOR could have a negative impact on our debt and other financial instruments tied to LIBOR rates.

The implementation and use of the Secured Overnight Financing Rate (“SOFR”) as an index replacement for LIBOR may adversely impact our net interest income and create litigation exposure.

In the U.S., the Alternative Rates Reference Committee, convened in 2014 by a group of market participants to help ensure a successful transition away from LIBOR, identified SOFR has its preferred alternative rate. SOFR is a single overnight rate, while LIBOR includes rates of different tenors, and SOFR is considered a credit risk-free rate, while LIBOR incorporates an evaluation of credit risk. In 2020, we transitioned to SOFR the majority of our products indexed to LIBOR.

Implementation of SOFR is intended to have a minimal economic effect on borrowers under LIBOR-indexed instruments. Margins or spreads on new SOFR-indexed products may result in lower rates because SOFR is typically likely to be lower when compared to LIBOR, resulting in reduced spreads and a lower net interest income. However, it is impossible to predict whether the SOFR index could be more volatile than LIBOR, which could thereby increase loan rates and borrowing costs on borrowing facilities previously indexed to LIBOR. Borrowers may not fully understand SOFR as an index replacement or may be adversely impacted by implementation of SOFR. The transition to SOFR, or a transition to any other index that becomes widely accepted in the marketplace, could also result in borrower confusion and additional operational, compliance, systems and other related transition costs. This transition may also result in our customers challenging the determination of their interest payments, entering into fewer transactions or postponing their financing needs, and we may be subject to disputes or litigation with borrowers over the appropriateness or comparability of SOFR or other selected indices to LIBOR. These potential outcomes could have an adverse effect on our financial condition, results of operations and capital position.

Further, the uncertainty regarding the transition from LIBOR to SOFR or other benchmark rates could adversely affect floating-rate obligations, deposits, loans, derivatives and other financial instruments, including the rates we pay on our subordinated debentures and trust preferred securities, which could, in turn, adversely affect our financial condition, results of operation and capital position.

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

Risks Related to Information Technology

HomeStreet’s operational systems and networks, and those of our third-party vendors, have been, and will continue to be, subject to continually evolving cybersecurity risks that could result in the theft, loss, misuse or disclosure of confidential client or customer information or otherwise disrupt or adversely affect our business.

As a financial institution, we are susceptible to fraudulent activity, operational and informational security breaches and cybersecurity incidents that may be committed against us or our customers, employees, third-party vendors and others, which may result in financial losses or increased costs, disclosure or misuse of our information or customer information, misappropriation of assets, data privacy breaches, litigation or reputational damage. Related risks for financial institutions have increased in recent years in part because of proliferation and use of new and existing technologies to conduct financial transactions and transmit data, as well as the increased sophistication and unlawful or clandestine activities of organized crime, state-sponsored and other hackers, terrorists, activists, and other malicious external parties to engage in fraudulent activity such as phishing or check, electronic or wire fraud, unauthorized access to our controls and systems, denial or degradation of service attacks, malware and other dishonest acts. Within the financial services industry, the commercial banking sector has generally experienced, and will continue to experience, increased electronic fraudulent activity, security breaches and cybersecurity-related incidents. The nature of our industry sector exposes us to these risks because our business and operations include the protection and storage of confidential and proprietary corporate and personal information, including sensitive financial and other personal data, and any breach thereof could result in identity theft, account or credit card fraud or other fraudulent activity that could involve their accounts and business with us.The risk to our organization may be further elevated over the near term because of recent geopolitical events in Eastern Europe, which may result in increased attacks against U.S. critical infrastructure, including financial institutions.

Our computer systems, software and networks are subject to ongoing cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber-attacks; and other events. While we have experienced various forms of these cyber incidents in the past, we have not been materially impacted by them. There can be no assurance that cyber incidents will not occur again, and they could occur more frequently and on a more significant scale.

Our business and operations rely on the secure processing, transmission, protection and storage of confidential, private and personal information by our computer operation systems and networks, as well as our online banking or reporting systems used by customers to effect certain financial transactions, all of which are either managed directly by us or through our third-party data processing vendors. The secure maintenance and transmission of confidential information, and the execution of transactions through our systems, are critical to protecting us and our customers against fraud and security breaches and to maintain customer confidence. To access our products and services, our customers may use personal computers, smartphones, tablet PCs, and other mobile devices that function beyond our control systems. Although we believe we have invested in, and plan to continue investing in, maintaining and routinely testing adequate operational and informational security procedures and controls, we rely heavily on our third-party vendors, technologies, systems, networks and our customers' devices, all of which may become the target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, theft or destruction of our confidential, proprietary and other information or that of our customers, or that could disrupt our operations or those of our customers or third parties. Even though we have taken those actions, we may fail to anticipate or sufficiently mitigate security breaches, or we may experience data privacy breaches, that could result in losses to us or our customers, damage to our reputation, incurrence of significant costs, business disruption, our inability to grow our business and exposure to regulatory scrutiny or penalties, litigation and potential financial liability, any of which could adversely affect our business, financial condition, results of operations or capital position.

Our computer systems could be vulnerable to unforeseen problems other than cybersecurity related incidents or other data security breaches, including the potential for infrastructure damage to our systems or the systems of our vendors from fire, power loss, telecommunications failure, physical break-ins, theft, natural disasters or similar catastrophic events. Any damage or failure that causes interruptions in operations may compromise our ability to perform critical functions in a timely manner (or may give rise to perceptions of such compromise) and could increase our costs of doing business, or have a material adverse effect on our results of operations results as well as our reputation and customer or vendor relationships.

In addition, some of the technology we use in our regulatory compliance, including our mortgage loan origination technology, as well as other critical business activities such as core systems processing, essential web hosting and deposit and processing services, as well as security solutions, is provided by third party vendors. If those providers fail to update their systems or services in a timely manner to reflect new or changing regulations, or if our personnel operate these systems in a non-compliant manner, our ability to meet regulatory requirements may be impacted and may expose us to heightened regulatory scrutiny and the potential for monetary penalties. These vendors could also be sources of operational and informational security risk to us, including from interruptions or failures of their own systems, cybersecurity or ransomware attacks, capacity constraints or failures of their own internal controls. To date, we are not aware of any system breaches at any of our third party vendors or service providers that has also breached the integrity of our confidential customer data. However, such third parties may also be targets of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers, ransomware attacks or information security breaches that could compromise the confidential or proprietary information of HomeStreet and our customers.

The failure to protect our customers' confidential information, data and privacy could adversely affect our business.

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

Risk Related to our $65 million senior notes due 2026, our $62 million of junior subordinated deferrable interest debentures due in 2035, 2036 and 2037 and our $100 million subordinated notes due 2032 (collectively the “HomeStreet Notes”).

Payments on the HomeStreet Notes will depend on receipt of dividends and distributions from our subsidiaries.

We are a bank holding company and we conduct substantially all of our operations through subsidiaries, including the Bank. We depend on dividends, distributions and other payments from our subsidiaries to meet our obligations, including to fund payments on the HomeStreet Notes.

Federal and state banking regulations limit dividends from our bank subsidiary to us. Generally, banks are prohibited from paying dividends when doing so would cause them to fall below regulatory minimum capital levels. In addition, under Washington law, the board of directors of the Bank generally may not declare a cash dividend on its capital stock in an amount greater than its retained earnings without the approval of the Washington State Department of Financial Institutions, Division of Banks ("WDFI"). We also have a policy of retaining a significant portion of our earnings to support the Bank’s operations.

In addition, federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends or other transfers of funds to us, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice.

Accordingly, we can provide no assurance that we will receive dividends or other distributions from our bank subsidiary and our other subsidiaries in an amount sufficient to pay interest on or principal of the HomeStreet Notes.

Regulatory guidelines may restrict our ability to pay the principal of, and accrued and unpaid interest on, the Notes.

As a bank holding company, our ability to pay the principal of, and interest on, the Notes is subject to the rules and guidelines of the Federal Reserve regarding capital adequacy. We intend to treat the Notes as “Tier 2 capital” under these rules and guidelines. The Federal Reserve guidelines generally require us to review the effects of the cash payment of Tier 2 capital instruments, such as the Notes, on our overall financial condition. The guidelines also require that we review our net income for the current and past four quarters, and the amounts we have paid on Tier 2 capital instruments for those periods, as well as our projected rate of earnings retention. Moreover, pursuant to federal law and Federal Reserve regulations, as a bank holding company, we are required to act as a source of financial and managerial strength to the Bank and commit resources to its support, including, without limitation, the guarantee of its capital plans if it is undercapitalized. Such support may be required at times when we may not otherwise be inclined or able to provide it. As a result of the foregoing, we may be unable to pay accrued interest on the Notes on one or more of the scheduled interest payment dates, or at any other time, or the principal of the Notes at the maturity of the Notes.

If we were to be the subject of a bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code, then the bankruptcy trustee would be deemed to have assumed, and would be required to cure, immediately any deficit under any commitment we have to any of the federal banking agencies to maintain the capital of the Bank, and any other insured depository institution for which we have such a responsibility, and any claim for breach of such obligation would generally have priority over most other unsecured claims.

ITEM 1BUNRESOLVED STAFF COMMENTS

None.

ITEM 2PROPERTIES

We lease principal offices, which are located in downtown Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. This lease provides sufficient space to conduct the management of our business. The Company conducts its Commercial and Consumer Banking activities in locations in Washington, California, Oregon, Hawaii, Idaho, and Utah. As of December 31, 2021, we operated in five primary commercial lending centers, 60 retail deposit branches, and one insurance office. As of such date, we also operated three facilities for the purpose of administrative and other functions in addition to the principal offices: a call center and operations support facility located in Federal Way, Washington; a loan fulfillment center in Lynnwood, Washington and an operations support center in Spokane, Washington. Of these properties, we own six of the retail deposit branches, the call center and operations support facility in Federal Way, and we own 50% of a retail branch through a joint venture. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities.

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

As of March 1, 2022, there were 2,258 shareholders of record of our common stock.

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

Sales of Unregistered Securities

There were no sales of unregistered securities in the fourth quarter of 2021.

Purchases of Equity Securities by the Issuer

Shares repurchased pursuant to the common equity repurchase program during the three months ended December 31, 2021, were as follows.

(in thousands, expect share and per share information)	Total shares of common stock purchased	Average price paid per share of common stock	Dollar value of remaining authorized for repurchase (1)

October	—	$—	$20,000
November	374,320	51.17	847
December	—	—	847
Total	374,320	$51.17

(1) Stock repurchases in November were made pursuant to a Board authorized share repurchase program approved on October 28, 2021 pursuant to which the Company could purchase up to $20 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase. On January 27, 2022, the Board authorized an addition to our share repurchase program of $75 million while eliminating the $0.8 million outstanding under the previous plan.

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

The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for our common stock, the Russell 2000 Index (RUT) and the KBW Regional Banking Index ("KRX"). The graph assumes that $100 was invested at the market close on December 31, 2016 in the common stock of HomeStreet, Inc., the Russell 2000 Index, the KBW Regional Banking Index and data for HomeStreet, Inc., the Russell 2000 Index and the KBW Regional Banking Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6     Reserved.

ITEM 7MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of results of operations and financial condition ("MD&A") is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our consolidated Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes in Part II, Item 8 of Part II of this Annual Report on Form 10-K. A comparison of the financial results for the year ended December 31, 2020 to the year ended December 31, 2019, is included in Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Management's Overview of 2021 Financial Performance

Recent Developments

COVID-19 Pandemic
During 2021, the economy continued to generally improve with increased vaccination rates and business activity. However, there still remains much uncertainty around containment of the pandemic and the trajectory of the broader economic recovery, particularly in light of the spread of the Omicron variant that has caused the number of cases to increase in the United States. We cannot predict at this time the scope and duration of the pandemic, which will depend on a variety of factors, including but not limited to, the extent and spread of the Omicron variant and other variants of the virus; the availability, adoption and efficacy of vaccines and vaccine booster shots, as well as government and other actions to mitigate the spread of COVID-19, such as stay at home orders, vaccination and mask mandates, restrictions on business activities, health and safety guidelines, economic relief for individuals and businesses, and monetary policy measures. The economic, market and business conditions impacted by COVID-19 may be slow to recover or may worsen if the pandemic continues for a prolonged period of time. Even if the pandemic subsides, there may be additional variants of the virus or a resurgence of the pandemic, as we have seen domestically and internationally. We may be subject to heightened business, operational, market, credit and other risks related to the COVID-19 pandemic environment, which may have an adverse effect on our business, financial condition and results of operations. (See “Risk Factors” under Part I, Item 1A of this Annual Report).
Economic and Market Conditions

Inflationary pressures can adversely impact our operations by increasing our costs, including compensation costs which we expect to be higher in 2022. Increases in market interest rates, resulting in part from increases in the Federal Reserve target federal funds rate, can impact our operations by increasing the yields we receive on our loans and investments and increasing the rates by pay on our deposits and borrowings. We attempt to maintain an interest-neutral balance sheet position so that our results are not as impacted by changes in interest rates.
Other Items

On January 19, 2022, we completed a $100 million subordinated notes offering due in 2032 (the “Notes”). Interest on the Notes initially will accrue at a rate equal to 3.50% per annum from and including the date of original issuance to, but excluding, January 30, 2027, payable semiannually in arrears. From and including January 30, 2027, to, but excluding, the maturity date or the date of earlier redemption, the Notes will bear interest equal to the three-month term SOFR plus 215 basis points, payable quarterly in arrears. Net proceeds to the Company were $98 million, after deducting underwriting discounts and offering expenses. The Company intends to use a significant portion of the net proceeds from the Notes offering to repurchase shares of its common stock through open market purchases, with the remainder of the net proceeds used for working capital and other general corporate purposes, including support for growth of its assets.

On January 27, 2022, the Board of Directors approved a $75 million expansion of the share repurchase program, subject to the approval or nonobjection of our regulators and a dividend of $0.35 per common share. The dividend is payable on February 23, 2022 to shareholders of record at the close of business on February 9, 2022.

As part of our capital management strategy, in 2021, we repurchased a total of 1,873,294 shares of our common stock at an average price of $44.92 per share, representing 8.6% of the shares outstanding at December 31, 2020.

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

MSRs are recognized as separate assets when servicing rights are acquired through the sale of loans or purchased. For sales of mortgage loans, the fair value of the MSR is estimated and capitalized. Purchased MSRs are capitalized at the cost to acquire. Initial and subsequent fair value measurements are determined using a discounted cash flow model. To determine the fair value of the MSR, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. We also utilize a third party valuation firm to value our MSRs on a periodic basis, the results of which we utilize as a baseline for our valuation modeling. Actual market conditions could vary significantly from current conditions which could result in the estimated life of the underlying loans being different which would change the fair value of the MSR. We carry our single family residential mortgage servicing assets at fair value and report changes in fair value through earnings. MSRs for loans other than single family loans are adjusted to fair value if the carrying value is higher than fair value and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Summary Financial Data

	For the Years Ended December 31,
(dollars in thousands, except per share data and FTE data)	2021	2020

Select Income Statement data:
Net interest income	$227,057	$208,662
Provision for credit losses	(15,000)	20,469
Noninterest income	119,975	149,364
Noninterest expense	215,343	235,663
Income:
Before income taxes	146,689	101,894
Total	115,422	79,990
Income per share - diluted	$5.46	$3.47
Select Performance Ratios:
Return on average equity	15.9%	11.3%
Return on average tangible equity (1)	16.8%	12.1%
Return on average assets	1.58%	1.10%
Efficiency ratio (1)	61.9%	61.4%
Net interest margin	3.38%	3.13%
Other Data:
Full time equivalent employees	991	1,003

(1)Return on average tangible equity and the efficiency ratio are non-GAAP financial measures. For a reconciliation of return on average tangible equity to the nearest comparable GAAP financial measure and the computation of the efficiency ratio, see “Non-GAAP Financial Measures” elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial Data (continued)

	As of December 31,
(dollars in thousands, except share and per share data)	2021	2020

Selected Balance Sheet Data:
Loans held for sale ("LHFS")	$176,131	$361,932
Loans held for investment ("LHFI"), net	5,495,726	5,179,886
ACL	47,123	64,294
Investment securities	1,006,691	1,076,364
Total assets	7,204,091	7,237,091
Deposits	6,146,509	5,821,559
Borrowings	41,000	322,800
Long-term debt	126,026	125,838
Total shareholders' equity	715,339	717,750
Other data:
Book value per share	35.61	32.93
Tangible book value per share (1)	34.04	31.42
Total equity to total assets	9.9%	9.9%
Tangible common equity to tangible assets (1)	9.5%	9.5%
Shares outstanding at period end	20,085,336	21,796,904
Loans to deposits ratio	93.0%	96.3%
Credit quality:
ACL to total loans (2)	0.88%	1.33%
ACL to nonaccrual loans	386.2%	310.3%
Nonaccrual loans to total loans	0.22%	0.40%
Nonperforming assets to total assets	0.18%	0.31%
Nonperforming assets	$12,936	$22,097
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio	10.11%	9.79%
Total risk-based capital	13.77%	14.76%
Company
Tier 1 leverage ratio	9.94%	9.65%
Total risk-based capital	12.66%	14.00%

(1)Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. For a reconciliation to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Managements' Discussion and Analysis of Financial Condition and Results of Operations.
(2)The reserve rate is calculated excluding balances related to loans that are insured by the FHA or guaranteed by the VA or SBA, including Paycheck Protection Program ("PPP") loan balances.

Results of Operations

2021 Compared to 2020

General: Our net income and income before income taxes were $115.4 million and $146.7 million, respectively, in 2021, as compared to $80.0 million and $101.9 million, respectively, in 2020. The $44.8 million increase in income before taxes was due to higher net interest income, a lower provision for credit losses and lower noninterest expense, partially offset by lower noninterest income.

Income Taxes: Our effective tax rate during 2021 was 21.3% as compared to 21.5% in 2020 and a statutory rate of 23.3%. Our effective tax rate was lower than our statutory rate due primarily to the benefits of tax advantaged investments.

Net Interest Income: The following table presents, for the periods indicated, information regarding (i) the total dollar amount of interest income earned from interest-earning assets and the weighted average yields on those assets; (ii) the total dollar amount of interest expense paid on interest-bearing liabilities and the weighted average costs of those liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net yield on interest-earning assets:

	Years Ended December 31,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets
Loans (1)	$5,653,930	$222,909	3.91%	$5,544,847	$229,813	4.10%
Investment securities (1)	1,020,530	24,262	2.38%	1,086,415	24,507	2.26%
FHLB Stock, Fed Funds and other	96,303	569	0.59%	63,443	1,227	1.90%
Total interest-earning assets	6,770,763	247,740	3.63%	6,694,705	255,547	3.78%
Noninterest-earning assets	547,742			555,929
Total assets	$7,318,505			$7,250,634
Interest-bearing liabilities
Deposits: (2)
Demand deposits	$525,836	$726	0.14%	$435,830	$929	0.21%
Money market and savings	2,996,757	4,449	0.15%	2,661,996	12,086	0.45%
Certificates of deposit	1,048,218	6,236	0.59%	1,245,513	20,782	1.67%
Total deposits	4,570,811	11,411	0.25%	4,343,339	33,797	0.78%
Borrowings:
Borrowings	109,513	394	0.36%	604,278	3,773	0.62%
Long-term debt	125,925	5,433	4.30%	125,737	5,780	4.58%
Total interest-bearing liabilities	4,806,249	17,238	0.36%	5,073,354	43,350	0.85%
Noninterest-bearing liabilities
Demand deposits (2)	1,596,653			1,276,780
Other liabilities	189,801			194,340
Total liabilities	6,592,703			6,544,474
Shareholders' equity	725,802			706,160
Total liabilities and shareholders’ equity	$7,318,505			$7,250,634
Net interest income		$230,502			$212,197
Net interest rate spread			3.27%			2.93%
Net yield on interest-earning assets			3.38%			3.13%

(1)Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $3.4 million and $3.5 million for 2021 and 2020, respectively. The estimated federal statutory tax rate was 21% for both 2021 and 2020.
(2)Cost of all deposits, including noninterest-bearing demand deposits, was 0.18% and 0.60% for 2021 and 2020, respectively.

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

	2021 vs. 2020
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume

Assets:
Interest-earning assets
Loans	$(11,113)	$4,209	$(6,904)
Investment securities	1,283	(1,528)	(245)
FHLB stock, Fed Funds and other	(1,092)	434	(658)
Total interest-earning assets	(10,922)	3,115	(7,807)
Liabilities:
Deposits
Demand deposits	(370)	167	(203)
Money market and savings	(8,987)	1,350	(7,637)
Certificates of deposit	(11,673)	(2,873)	(14,546)
Total interest-bearing deposits	(21,030)	(1,356)	(22,386)
Borrowings:
Borrowings	(1,149)	(2,230)	(3,379)
Long-term debt	(356)	9	(347)
Total interest-bearing liabilities	(22,535)	(3,577)	(26,112)
Total changes in net interest income	$11,613	$6,692	$18,305

Net interest income was higher in 2021 as compared to 2020 primarily due to an increase in our net interest margin from 3.13% in the 2020 to 3.38% in 2021. The increase in our net interest margin was due to a 34 basis point increase in our net interest rate spread as decreases in the rates paid on interest-bearing liabilities were greater than the decreases in yields on our interest-earning assets. The 15 basis point decrease in yield on interest-earning assets was due to the origination of loans and purchases of securities at current market rates which were below our portfolio rates, the repricing down of variable rate loans and the prepayment and paydown of higher yielding loans and investments in our portfolios. Our cost of interest-bearing liabilities decreased from 0.85% in 2020 to 0.36% in 2021 due to a decrease in market interest rates which allowed us to reprice our deposits and borrowings at lower rates.

Provision for Credit Losses: As a result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio, we recorded a $15.0 million recovery of our allowance for credit losses in 2021. Due to adverse economic conditions related to the COVID-19 pandemic, in 2020, we recorded a $20.5 million provision for credit losses as an estimate of the potential adverse impact of those conditions on our loan portfolio.

Noninterest income consisted of the following:

	Years Ended December 31,
(in thousands)	2021	2020

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$66,850	$100,795
CRE, multifamily and SBA	25,468	21,769
Loan servicing income	7,233	9,491
Deposit fees	8,068	7,083
Other	12,356	10,226
Total noninterest income	$119,975	$149,364

(1) Includes loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Years Ended December 31,
(in thousands)	2021	2020

Single family servicing income (loss), net:
Servicing fees and other	$15,658	$17,477
Changes - amortization (1)	(19,669)	(17,754)
Subtotal	(4,011)	(277)
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	7,379	(19,955)
Net gain (loss) from derivatives hedging	(8,238)	20,820
Subtotal	(859)	865
Total	$(4,870)	$588

Commercial loan servicing income:
Servicing fees and other	$19,684	$14,560
Amortization of capitalized MSRs	(7,581)	(5,657)
Total	12,103	8,903
Total loan servicing income	$7,233	$9,491

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income for 2021 as compared to 2020 was due to decreases in gain on loan origination and sale activities and loan servicing income, which was partially offset by higher deposit fees and higher other income. The $30.2 million decrease in gain on loan origination and sale activities was due to a $33.9 million decrease in single family gain on loan origination and sale activities which was partially offset by a $3.7 million increase in CRE and commercial gain on loan origination and sale activities. The decrease in single family gain on loan origination and sale activities was due primarily to a 30% decrease in rate locks. The increase in CRE and commercial gain on loan origination and sale activities was due to a 17% increase in the realized gain on sale which was partially offset by a 15% decrease in the volume of loans sold. The $2.3 million decrease in loan servicing income was due to a $5.5 million decrease in single family servicing income which was partially offset by a $3.2 million increase in commercial loan servicing income. The decrease in single family servicing income was due primarily to a decline in the servicing portfolio balance due to high levels of prepayments and a $1.7 million decrease in risk management results. The increase in commercial loan servicing income was primarily due to higher levels of prepayment fees. The higher deposit fees were due to higher demand deposit balances and increased customer activity levels. The $2.1 million increase in other income was due to higher income from investments and a gain on sale of OREO realized in 2021.

Noninterest expense consisted of the following:

	Years Ended December 31,
(in thousands)	2021	2020

Noninterest expense
Compensation and benefits	$132,015	$136,826
Information services	27,913	30,004
Occupancy	23,832	35,323
General, administrative and other	31,583	33,510
Total noninterest expense	$215,343	$235,663

The $20.3 million decrease in noninterest expense in 2021 as compared to 2020 was due to lower compensation and benefit costs, information services expense, occupancy expense and general, administrative and other expenses. The $4.8 million decrease in compensation and benefits expense is primarily due to lower levels of staffing. The $2.1 million decrease in information services costs is primarily due to lower core processing costs related to a renegotiation of our contract which became effective at the beginning of 2021. The occupancy expenses in 2020 included $10.2 million of impairments related to ongoing restructuring of our facilities and staffing, with no similar charges in 2021. The remaining decrease in occupancy costs relates to a reduction in leased space. The decrease in general, administrative and other costs was due to charges related to our efficiency improvement initiatives incurred in 2020 and lower FDIC fees, which were partially offset by higher marketing costs in 2021.

Review of Financial Condition – December 31, 2021 compared to December 31, 2020

During 2021, total assets decreased by $33 million due to decreases in investment securities and other assets, partially offset by a $316 million increase in LHFI. LHFI increased due to $3.3 billion of originations, which were partially offset by prepayments and scheduled payments of $2.6 billion and transfer of loans to LHFS of $393 million. The $282 million decrease in borrowings reflects the reduced need of wholesale funding resulting from a $325 million increase in deposits. The growth in deposits was due to new customers and increases in existing customer balances.

Investment Securities

The fair values of our investment securities available for sale ("AFS") are as follows:

	At December 31,
	2021	2020
(in thousands)	Fair Value	Fair Value

Investment securities AFS:
Mortgage-backed securities:
Residential	$32,963	$51,046
Commercial	62,792	45,184
Collateralized mortgage obligations:
Residential	187,394	234,909
Commercial	136,659	159,183
Municipal bonds	539,923	564,703
Corporate debt securities	19,616	15,222
U.S. Treasury securities	23,175	—
Agency debentures	—	1,846
Total	$1,002,522	$1,072,093

Loans

The following table details the composition of our LHFI portfolio by dollar amount:

	At December 31,
(in thousands)	2021	2020

CRE
Non-owner occupied CRE	$705,359	$829,538
Multifamily	2,415,359	1,428,092
Construction/land development	496,144	553,695
Total	3,616,862	2,811,325
Commercial and industrial loans
Owner occupied CRE	457,706	467,256
Commercial business	401,872	645,723
Total	859,578	1,112,979
Consumer loans
Single family (1)	763,331	915,123
Home equity and other	303,078	404,753
Total	1,066,409	1,319,876
Total LHFI	5,542,849	5,244,180
ACL	(47,123)	(64,294)
Total LHFI less ACL	$5,495,726	$5,179,886

(1)Includes $7.3 million and $7.1 million of loans at December 31, 2021 and 2020, respectively, where a fair value option election was made at the time of origination and; therefore, are carried at fair value with changes recognized in the consolidated income statements.

The following tables show the contractual maturity of our loan portfolio by loan type:

	December 31, 2021				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

CRE
Non-owner occupied CRE	$21,514	$150,110	$533,735	$705,359	$87,050	$596,795
Multifamily	17,826	50,693	2,346,840	2,415,359	5,028	2,392,505
Construction/land development	418,649	77,495	—	496,144	31,654	45,841
Total	457,989	278,298	2,880,575	3,616,862	123,732	3,035,141
Commercial and industrial loans
Owner occupied CRE	11,481	94,284	351,941	457,706	120,047	326,178
Commercial business	77,268	184,279	140,325	401,872	120,077	204,527
Total	88,749	278,563	492,266	859,578	240,124	530,705
Consumer loans
Single family	206	503	762,622	763,331	318,756	444,369
Home equity and other	33	34	303,011	303,078	6,909	296,136
Total	239	537	1,065,633	1,066,409	325,665	740,505
Total LHFI	$546,977	$557,398	$4,438,474	$5,542,849	$689,521	$4,306,351

	December 31, 2020				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

CRE
Non-owner occupied CRE	$9,600	$160,614	$659,324	$829,538	$119,032	$700,906
Multifamily	8,035	42,416	1,377,641	1,428,092	14,416	1,405,641
Construction/land development	505,218	47,877	600	553,695	17,917	30,560
Total	522,853	250,907	2,037,565	2,811,325	151,365	2,137,107
Commercial and industrial loans
Owner occupied CRE	2,904	53,265	411,087	467,256	135,111	329,241
Commercial business	59,780	408,029	177,914	645,723	371,123	214,820
Total	62,684	461,294	589,001	1,112,979	506,234	544,061
Consumer loans
Single family	2,238	1,235	911,650	915,123	256,515	656,370
Home equity and other	28	65	404,660	404,753	26,349	378,376
Total	2,266	1,300	1,316,310	1,319,876	282,864	1,034,746
Total LHFI	$587,803	$713,501	$3,942,876	$5,244,180	$940,463	$3,715,914

Loan Roll-forward

(in thousands)	2021	2020

Loans - beginning balance January 1,	$5,244,180	$5,114,556
Originations and advances	3,279,593	2,846,270
Transfers to LHFS	(392,555)	(569,534)
Payoffs, paydowns and other	(2,586,525)	(2,145,893)
Charge-offs and transfers to OREO	(1,844)	(1,219)
Loans - ending balance December 31,	$5,542,849	$5,244,180

Loan Originations and Advances

	Years Ended December 31,
(in thousands)	2021	2020

CRE
Non-owner occupied CRE	$86,167	$82,975
Multifamily	1,600,133	1,097,555
Construction/land development	721,059	621,591
Total	2,407,359	1,802,121
Commercial and industrial loans
Owner occupied CRE	81,066	58,689
Commercial business	334,315	484,903
Total	415,381	543,592
Consumer loans
Single family	340,363	371,484
Home equity and other	116,490	129,073
Total	456,853	500,557
Total	$3,279,593	$2,846,270

Production Volumes for Sale to the Secondary Market

	Years Ended December 31,
(in thousands)	2021	2020

Loan originations
Single family loans	$1,961,298	$2,079,094
Commercial and industrial and CRE loans	295,366	414,550
Loans sold
Single family loans	2,046,811	1,985,944
Commercial and industrial and CRE loans (1)	773,378	908,776

Net gain on loan origination and sale activities
Single family loans	66,850	100,795
Commercial and industrial and CRE loans (1)	25,468	21,769
Total	$92,318	$122,564

(1) May include loans originated as held for investment.

Capitalized Mortgage Servicing Rights ("MSRs")

	Years Ended December 31,
(in thousands)	2021	2020

Single Family MSRs
Beginning balance	$49,966	$68,109
Additions and amortization:
Originations	23,908	19,424
Amortization (1)	(19,669)	(17,754)
Net additions and amortization	4,239	1,670
Change in fair value due to assumptions (2)	7,379	(19,813)
Ending balance	$61,584	$49,966
Ratio to related loans serviced for others	1.11%	0.85%

Multifamily and SBA MSRs
Beginning balance	$35,774	$29,494
Originations	11,222	11,587
Amortization	(7,581)	(5,307)
Ending balance	$39,415	$35,774
Ratio to related loans serviced for others	1.94%	1.99%

(1)     Represents changes due to collection/realization of expected cash flows and curtailments.
(2)    Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Deposits

Deposit balances and weighted average rates were as follows for the periods indicated:

	At December 31,
	2021		2020
(in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Deposits by product:
Noninterest-bearing demand deposits	$1,433,566	—%	$1,092,735	—%
Interest-bearing transaction and savings deposits:
Interest-bearing demand deposits	513,810	0.10%	484,265	0.10%
Savings accounts	302,389	0.06%	264,024	0.07%
Money market accounts	2,806,313	0.15%	2,596,453	0.21%
Total interest-bearing transaction and savings deposits	3,622,512	0.08%	3,344,742	0.10%
Total transaction and savings deposits	5,056,078		4,437,477
Certificates of deposit	906,928	0.51%	1,139,807	0.93%
Noninterest-bearing accounts - other	183,503	—%	244,275	—%
Total	$6,146,509	0.15%	$5,821,559	0.29%

The following table presents the schedule of maturities of certificates of deposit as of December 31, 2021:

(in thousands)	Three Months or Less	Over Three Months to Twelve Months	Over One Year through Three Years	Over Three Years	Total

Time deposits of $250,000 or less	$207,025	$428,470	$157,676	$5,912	$799,083
Time deposits of $250,000 or more	28,650	54,693	23,831	671	107,845
Total	$235,675	$483,163	$181,507	$6,583	$906,928

Credit Risk Management: Delinquent Loans, Nonperforming Assets and Provision for Credit Losses

As of December 31, 2021, our ratio of nonperforming assets to total assets remained low at 0.18% while our ratio of total loans delinquent over 30 days to total loans was 0.38%. The Company recorded a recovery of our allowance for credit losses of $15.0 million in 2021, and the ACL for loans decreased by $17.2 million, as a result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio.

Delinquent loans by loan type consisted of the following:

	At December 31, 2021
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

CRE
Non- owner occupied CRE	$—	$—	$—		$—	$—	$705,359	$705,359
Multifamily	—	—	—		—	—	2,415,359	2,415,359
Construction and land development
Multifamily construction	—	—	—		—	—	37,861	37,861
CRE construction	—	—	—		—	—	14,172	14,172
Single family construction	—	—	—		—	—	296,027	296,027
Single family construction to permanent	—	—	—		—	—	148,084	148,084
Total	—	—	—		—	—	3,616,862	3,616,862
Commercial and industrial loans
Owner occupied CRE	—	—	—		3,568	3,568	454,138	457,706
Commercial business	198	—	—		5,023	5,221	396,651	401,872
Total	198	—	—		8,591	8,789	850,789	859,578
Consumer loans
Single family	892	820	6,717	(2)	2,802	11,231	752,100	763,331	(1)
Home equity and other	118	74	—		808	1,000	302,078	303,078
Total	1,010	894	6,717		3,610	12,231	1,054,178	1,066,409
Total loans	$1,208	$894	$6,717		$12,201	$21,020	$5,521,829	$5,542,849
%	0.02%	0.02%	0.12%		0.22%	0.38%	99.62%	100.00%

(1) Includes $7.3 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.
(2) FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3) Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $8.4 million.

	At December 31, 2020
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

CRE
Non- owner occupied CRE	$—	$—	$—		$—	$—	$829,538	$829,538
Multifamily	—		—		—	—	1,428,092	1,428,092
Construction and land development
Multifamily construction	—	—	—		—	—	115,329	115,329
CRE construction	—	—	—		—	—	27,285	27,285
Single family construction	—	—	—		—	—	259,170	259,170
Single family construction to permanent	—	—	—		—	—	151,911	151,911
Total	—	—	—		—	—	2,811,325	2,811,325
Commercial and industrial loans
Owner occupied CRE	—	—	—		4,922	4,922	462,334	467,256
Commercial business	—		—		9,183	9,183	636,540	645,723
Total	—	—	—		14,105	14,105	1,098,874	1,112,979
Consumer loans
Single family	2,161	418	11,476	(2)	4,883	18,938	896,185	915,123	(1)
Home equity and other	228	135	—		1,734	2,097	402,656	404,753
Total	2,389	553	11,476		6,617	21,035	1,298,841	1,319,876
Total loans	$2,389	$553	$11,476		$20,722	$35,140	$5,209,040	$5,244,180
%	0.05%	0.01%	0.22%		0.40%	0.67%	99.33%	100.00%

(1)Includes $7.1 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $14.7 million.

As a result of the COVID-19 pandemic, the Company has approved forbearances for some of its borrowers. The status of these forbearances as of December 31, 2021 is as follows:

	Forbearances Approved (2)
	Total		Expired		Outstanding
(in thousands)	Number of loans	Amount	Number of loans	Amount	Number of loans	Amount

Loan type:
Commercial and CRE
Commercial business	100	$51,674	100	$51,674	—	$—
CRE owner occupied	26	65,984	26	65,984	—	—
CRE nonowner occupied	14	59,327	13	45,289	1	14,038
Total	140	$176,985	139	$162,947	1	$14,038

Single family and consumer (1)
Single family					24	$12,068
Home equity and other					16	1,898
Total					40	$13,966

(1) Does not include any single family loans that are guaranteed by Ginnie Mae.
(2) Does not include constructions loans that were modified as a result of COVID-19 related construction delays to extend the construction or lease-up periods. Each of these loans continued to perform under the existing or modified payment terms. At December 31, 2021, two of these loans with $2 million in balances were still operating under the terms of their modifications.

The forbearances approved for commercial and industrial loans and CRE nonowner occupied loans were generally for a period of three months while the forbearances for single family, home equity and consumer loans were generally for a period of three to six months. As of December 31, 2021, excluding the loans with forbearances still in place, 99% of the commercial and CRE loans approved for a forbearance have completed their forbearance period and have resumed payments. The forbearance periods for the majority of single family and consumer loans that were not completed as of December 31, 2021 are scheduled to be completed in the first quarter of 2022.

The following table presents the ACL by product type at the dates indicated:

	December 31, 2021		December 31, 2020
(in thousands)	Amount	Rate (1)	Amount	Rate (1)

CRE
Non-owner occupied CRE	$7,509	1.06%	$8,845	1.07%
Multifamily	5,854	0.24%	6,072	0.43%
Construction/land development
Multifamily construction	507	1.34%	4,903	4.25%
CRE construction	150	1.06%	1,670	6.12%
Single family construction	6,411	2.16%	5,130	1.98%
Single family construction to permanent	1,055	0.71%	1,315	0.87%
Total	21,486	0.59%	27,935	0.99%
Commercial and industrial loans
Owner occupied CRE	5,006	1.10%	4,994	1.08%
Commercial business	12,273	3.39%	17,043	4.72%
Total	17,279	2.11%	22,037	2.67%
Consumer loans
Single family	4,394	0.68%	6,906	0.85%
Home equity and other	3,964	1.31%	7,416	1.83%
Total	8,358	0.88%	14,322	1.18%
Total ACL	$47,123	0.88%	$64,294	1.33%

(1) The rate is calculated excluding balances related to loans that are insured by the FHA or guaranteed by the VA or SBA, including PPP loans.

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

The Company’s contractual cash flow obligations include the maturity of certificates of deposit, short term and long term borrowings, interest on certificates of deposit and borrowings, operating leases and fees for information technology related services and professional services. Obligations for certificates of deposit and short term borrowings are typically satisfied through the renewal of these instruments or the generation of new deposits or use of available short term borrowings. Interest payments and obligations related to leases and services are typically met by cash generated from our operations. The Company does not have any obligation to repay long term debt within the next four years.

At December 31, 2021, the Bank had available borrowing capacity of $1.8 billion from the FHLB, $274 million from the FRBSF and $1.0 billion under borrowing lines established with other financial institutions. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity will be sufficient to meet our liquidity needs for at least the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our liquidity needs during or beyond the next 12 months.

Cash Flows

For 2021 and 2020, cash and cash equivalents increased $7.2 million and $0.2 million, respectively. As a banking institution, the Company has extensive access to liquidity. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For 2021, $173 million of cash was provided by operating activities, primarily from cash proceeds from the sale of loans exceeding cash used to fund LHFS. For 2020, cash of $26 million was used in operating activities, primarily to fund an increase in our LHFS which was partially offset by cash generated from our operations.

Cash flows from investing activities

The Company's investing activities are primarily related to investment securities and LHFI. For 2021, cash of $126 million was used in investing activities for the origination of LHFI and the purchase of investment securities, partially offset by principal repayments and the proceeds from the sale of LHFI and investment securities. For 2020, cash of $233 million was used in investing activities for the origination of LHFI and the purchase of investment securities, which were partially offset by principal payments and the proceeds from sale of LHFI and investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits, net proceeds from borrowings and equity transactions. For 2021, cash of $40 million was used in financing activities from net repayment of short-term borrowings, repurchases of and dividends paid on our common stock, partially offset by growth in deposits. For 2020, cash of $258 million as provided by financing activities from growth in deposits, which was partially offset by net repayment of short-term borrowings, repurchases of our common stock and the payment of dividends on our common stock.

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

The following tables set forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as of the dates indicated below, as compared to the respective regulatory requirements applicable to them:

	At December 31, 2021
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$723,232	9.94%	$291,098	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	663,232	10.84%	275,281	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	723,232	11.82%	367,041	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	774,695	12.66%	489,388	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$727,753	10.11%	$287,990	4.0%	$359,988	5.0%
Common equity tier 1 capital (to risk-weighted assets)	727,753	12.87%	254,442	4.5%	367,527	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	727,753	12.87%	339,256	6.0%	452,341	8.0%
Total risk-based capital (to risk-weighted assets)	778,723	13.77%	452,341	8.0%	565,426	10.0%

	At December 31, 2020
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$709,655	9.65%	$294,211	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	649,655	11.67%	250,537	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	709,655	12.75%	334,050	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	779,254	14.00%	445,400	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$712,533	9.79%	$291,114	4.0%	$363,893	5.0%
Common equity tier 1 capital (to risk-weighted assets)	712,533	13.51%	237,307	4.5%	342,777	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	712,533	13.51%	316,410	6.0%	421,880	8.0%
Total risk-based capital (to risk-weighted assets)	778,479	14.76%	421,880	8.0%	527,350	10.0%

At each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both the Company and the Bank are required to maintain a "conservation buffer" consisting of additional Common Equity Tier 1 Capital which is at least 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and the Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At December 31, 2021, capital conservation buffers for the Company and the Bank were 4.66% and 5.77%, respectively.

The Company paid a quarterly cash dividend of $0.25 per common share in each of the four quarters of 2021. It is our current intention to continue to pay quarterly dividends and the Company has declared a cash dividend of $0.35 per common share payable on February 23, 2022. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions.

We had no material commitments for capital expenditures as of December 31, 2021. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	For the Year Ended
(in thousands, except ratio)	2021	2020

Return on average tangible equity (annualized)
Average shareholders' equity	$725,802	$706,160
Less: Average goodwill and other intangibles	(32,337)	(33,613)
Average tangible equity	693,465	672,547

Net income	$115,422	$79,990
Adjustments (tax effected):
Amortization on core deposit intangibles	923	1,082
Tangible income applicable to shareholders	$116,345	$81,072

Ratio	16.8%	12.1%

Efficiency ratio
Noninterest expense
Total	$215,343	$235,663
Adjustments:
Restructuring related charges	—	(11,837)
Legal fees recovery	1,900	—
Prepayment fee on FHLB advances	—	(1,492)
State of Washington taxes	(2,423)	(2,920)
Adjusted total	$214,820	$219,414

Total revenues
Net interest income	$227,057	$208,662
Noninterest income	119,975	149,364
Adjustments:
Contingent payout	—	(566)
Adjusted total	$347,032	$357,460

Ratio	61.9%	61.4%

	As of
(in thousands, except share data)	December 31, 2021	December 31, 2020

Tangible book value per share
Shareholders' equity	$715,339	$717,750
Less: goodwill and other intangibles	(31,709)	(32,880)
Tangible shareholder's equity	$683,630	$684,870

Common shares outstanding	20,085,336	21,796,904

Computed amount	$34.04	$31.42

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$683,630	$684,870
Tangible assets
Total assets	$7,204,091	$7,237,091
Less: Goodwill and other intangibles	(31,709)	(32,880)
Net	$7,172,382	$7,204,211

Ratio	9.5%	9.5%

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals.

	December 31, 2021
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets
Cash & cash equivalents	$65,214	$—	$—	$—	$—	$—	$—	$—	$65,214
FHLB Stock	1,733	—	—	—	—	—	8,628	—	10,361
Investment securities (1)	126,141	16,768	41,320	118,437	125,501	450,335	128,189	—	1,006,691
LHFS	176,131	—	—	—	—	—	—	—	176,131
LHFI1)	1,254,743	623,888	496,227	1,145,132	1,178,980	824,525	19,354	—	5,542,849
Total	1,623,962	640,656	537,547	1,263,569	1,304,481	1,274,860	156,171	—	6,801,246
Noninterest-earning assets	—	—	—	—	—	—	—	402,845	402,845
Total assets	$1,623,962	$640,656	$537,547	$1,263,569	$1,304,481	$1,274,860	$156,171	$402,845	$7,204,091
Interest-bearing liabilities
Demand deposit accounts (2)	$513,810	$—	$—	$—	$—	$—	$—	$—	$513,810
Savings accounts (2)	302,389	—	—	—	—	—	—	—	302,389
Money market accounts (2)	2,806,313	—	—	—	—	—	—	—	2,806,313
Certificates of deposit	235,675	181,599	301,564	181,507	6,583	—	—	—	906,928
FHLB advances	41,000	—	—	—	—	—	—	—	41,000
Borrowings	—	—	—	—	—	—	—	—	—
Long-term debt (3)	61,026	—	—	—	65,000	—	—	—	126,026
Total	3,960,213	181,599	301,564	181,507	71,583	—	—	—	4,696,466
Noninterest-bearing liabilities	—	—	—	—	—	—	—	1,792,286	1,792,286
Shareholders' Equity	—	—	—	—	—	—	—	715,339	715,339
Total liabilities and shareholders’ equity	$3,960,213	$181,599	$301,564	$181,507	$71,583	$—	$—	$2,507,625	$7,204,091
Interest sensitivity gap	$(2,336,251)	$459,057	$235,983	$1,082,062	$1,232,898	$1,274,860	$156,171
Cumulative interest rate sensitivity gap
Total	$(2,336,251)	$(1,877,194)	$(1,641,211)	$(559,149)	$673,749	$1,948,609	$2,104,780
As a % of total assets	(32)%	(26)%	(23)%	(8)%	9%	27%	29%
As a % of cumulative interest-bearing liabilities	41%	55%	63%	88%	114%	141%	145%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of December 31, 2021, the Company is considered liability-sensitive as exhibited by the gap table but our net interest income sensitivity analysis shows positive results in the increasing interest rate scenarios. This is because of the impact of our historical deposit repricing betas which result in an assumed delay in repricing of deposits in an increasing interest rate scenario and a lower magnitude of repricing compared to the repricing of loans and other interest-earning assets. Net interest income would be expected to rise in the long term if interest rates were to rise due to the Bank’s cumulative asset-sensitive position.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2021 and 2020 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	December 31, 2021		December 31, 2020
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+200	7.8%	(5.0)%	3.5%	(9.3)%
+100	3.5%	(2.8)%	1.2	(4.3)%
-100	(1.3)%	1.9%	(3.8)	(3.7)%
-200	(2.5)%	(4.9)%	(4.7)%	(5.7)%

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

At December 31, 2021 and 2020 we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The changes in interest rate sensitivity between December 31, 2021 and 2020 reflected the impact of higher market interest rates, a steeper yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rates that may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of HomeStreet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HomeStreet, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated income statements, statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses for Loans Held for Investment — Economic Values and Management Overlay Qualitative Factors — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

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

The Company's ACL model uses statistical analysis to determine life of loan default rates for the quantitative component and analyzes qualitative factors (Q-Factors) that assess the current loan portfolio and forecasted economic environment and management overlay values. The Q-Factors adjust the expected historic loss rates for current and forecasted conditions that are not provided for in the historical loss information. The significant qualitative adjustments relate to the economic and management overlay values Q-Factors.

We identified the estimate of the current conditions and reasonable and supportable forecast within the economic value Q-Factor and the estimate of the management overlay Q-Factor as a critical audit matter because of the significant judgment applied by management in determining the respective qualitative adjustments. Auditing the Company’s qualitative adjustments for economic and management overlay Q-Factors required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the portion of the ACL attributable to the economic and management overlay Q-Factors included the following:

•We tested the effectiveness of controls over Q-Factor adjustments within the ACL model, including management’s review of the economic and management overlay value Q-Factors.
•We assessed the appropriateness of the framework for the Q-Factor adjustments.
•We tested the mathematical accuracy of Q-Factor adjustments within the ACL model.
•We evaluated management’s forecasts used in its qualitative adjustments by comparing the forecasts to relevant external data.
•We tested management’s process to evaluate the relationship between changes in economic and management overlay value data and historical credit losses and to determine qualitative adjustments attributable to the economic and management overlay Q-Factors by evaluating whether, and to what extent, the current and forecasted conditions warranted a qualitative adjustment.

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
•We compared management’s estimate of fair value for selected pools of single family MSRs to a fair value estimate independently determined by our fair value specialists using prepayment speeds and discount rates obtained from market survey data.
•We compared management’s single-family MSR fair value estimate and prepayment speed and discount rate assumptions to a third-party valuation report for the same portfolio.
•We performed analytical procedures to compare changes in certain interest and mortgage rates to changes in single family MSR values and prepayment speeds.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 4, 2022

We have served as the Company’s auditor since 2013.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
(in thousands, except share data)	2021	2020

ASSETS
Cash and cash equivalents	$65,214	$58,049
Investment securities	1,006,691	1,076,364
Loans held for sale ("LHFS")	176,131	361,932
Loans held for investment ("LHFI") (net of allowance for credit losses of $47,123 and $64,294)	5,495,726	5,179,886
Mortgage servicing rights ("MSRs")	100,999	85,740
Premises and equipment, net	58,154	65,102
Other real estate owned ("OREO")	735	1,375
Goodwill and other intangible assets	31,709	32,880
Other assets	268,732	375,763
Total assets	$7,204,091	$7,237,091
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,146,509	$5,821,559
Borrowings	41,000	322,800
Long-term debt	126,026	125,838
Accounts payable and other liabilities	175,217	249,144
Total liabilities	6,488,752	6,519,341
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares; issued and outstanding, 20,085,336 shares and 21,796,904 shares	249,856	278,505
Retained earnings	444,343	403,888
Accumulated other comprehensive income	21,140	35,357
Total shareholders' equity	715,339	717,750
Total liabilities and shareholders' equity	$7,204,091	$7,237,091

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019

Interest income:
Loans	$222,166	$228,999	$256,043
Investment securities	21,560	21,786	20,531
Cash, Fed Funds and other	569	1,227	1,032
Total interest income	244,295	252,012	277,606
Interest expense:
Deposits	11,411	33,797	70,389
Borrowings	5,827	9,553	17,827
Total interest expense	17,238	43,350	88,216
Net interest income	227,057	208,662	189,390
Provision for credit losses	(15,000)	20,469	(500)
Net interest income after provision for credit losses	242,057	188,193	189,890
Noninterest income:
Net gain on loan origination and sale activities	92,318	122,564	44,122
Loan servicing income	7,233	9,491	9,785
Deposit fees	8,068	7,083	7,926
Other	12,356	10,226	12,599
Total noninterest income	119,975	149,364	74,432
Noninterest expense:
Compensation and benefits	132,015	136,826	124,354
Information services	27,913	30,004	31,603
Occupancy	23,832	35,323	27,119
General, administrative and other	31,583	33,510	32,538
Total noninterest expense	215,343	235,663	215,614
Income from continuing operations before income taxes	146,689	101,894	48,708
Income taxes for continuing operations	31,267	21,904	7,988
Income from continuing operations	115,422	79,990	40,720
Loss from discontinued operations before income taxes	—	—	(28,285)
Income tax benefit for discontinued operations	—	—	(5,077)
Loss from discontinued operations	—	—	(23,208)
Net income	$115,422	$79,990	$17,512
Net income (loss) per share
Basic:
Income from continuing operations	$5.53	$3.50	$1.57
Loss from discontinued operations	—	—	(0.91)
Total	$5.53	$3.50	$0.66
Diluted:
Income from continuing operations	$5.46	$3.47	$1.55
Loss from discontinued operations	—	—	(0.90)
Total	$5.46	$3.47	$0.65
Weighted average shares outstanding:
Basic	20,885,509	22,867,268	25,573,488
Diluted	21,143,414	23,076,822	25,770,783
See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2021	2020	2019

Net income	$115,422	$79,990	$17,512
Other comprehensive income:
Unrealized gain (loss) on investment securities available for sale ("AFS")	(17,934)	39,627	27,490
Reclassification for net (gains) losses included in income	(62)	(341)	7
Other comprehensive income (loss) before tax	(17,996)	39,286	27,497
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	(3,766)	8,322	5,656
Reclassification for net (gains) losses included in income	(13)	(72)	1
Total	(3,779)	8,250	5,657
Other comprehensive income (loss)	(14,217)	31,036	21,840
Total comprehensive income	$101,205	$111,026	$39,352

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total temporary equity	Total permanent equity

Balance, December 31, 2018	26,995,348	$342,950	$412,009	$(15,439)	$—	$739,520
Net income	—	—	17,512	—	—	17,512
Share-based compensation expense	—	(163)	—	—	—	(163)
Common stock issued - Option exercise; stock grants	104,080	105	—	—	—	105
Cumulative effect of adoption of new accounting standards	—	—	1,532	(2,080)	—	(548)
Other comprehensive income	—	—	—	21,840	—	21,840
Common stock repurchased	(3,208,573)	(20,287)	(25,521)	—	(52,735)	(98,543)
Reclassification to temporary equity	—	(21,876)	(30,859)	—	52,735	—
Balance, December 31, 2019	23,890,855	300,729	374,673	4,321	—	679,723
Net income	—	—	79,990	—	—	79,990
Share-based compensation expense	—	2,693	—	—	—	2,693
Common stock issued - Option exercise; stock grants	140,386	782	—	—	—	782
Cumulative effect of adoption of new accounting standards	—	—	(3,740)	—	—	(3,740)
Other comprehensive income	—	—	—	31,036	—	31,036
Dividends declared ($0.60 per share)	—	—	(13,865)	—	—	(13,865)
Common stock repurchased	(2,234,337)	(25,699)	(33,170)	—	—	(58,869)
Balance, December 31, 2020	21,796,904	278,505	403,888	35,357	—	717,750
Net income	—	—	115,422	—	—	115,422
Share-based compensation expense	—	3,398	—	—	—	3,398
Common stock issued - Option exercise; stock grants	260,267	2,418	—	—	—	2,418
Other comprehensive income (loss)	—	—	—	(14,217)	—	(14,217)
Dividends declared ($1.00 per share)	—	—	(21,338)	—	—	(21,338)
Common stock repurchased	(1,971,835)	(34,465)	(53,629)	—	—	(88,094)
Balance, December 31, 2021	20,085,336	$249,856	$444,343	$21,140	$—	$715,339

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,422	$79,990	$17,512
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(15,000)	20,469	(500)
Depreciation and amortization, premises and equipment	9,908	9,438	10,769
Amortization of premiums and discounts: securities, deposits, debt	6,002	9,013	7,655
Operating leases: excess of payments over amortization	(4,029)	(3,488)	(2,597)
Amortization of finance leases	1,066	1,277	2,029
Amortization of core deposit intangibles	1,171	1,372	1,636
Amortization of deferred loan fees and costs	(8,569)	1,195	1,643
Share-based compensation expense	3,398	2,693	(163)
Lease impairment costs	—	10,873	16,619
Deferred income tax expense (benefit)	7,884	(10,065)	(29,903)
Loss on debt extinguishment	—	1,492	—
Origination of LHFS	(2,251,090)	(2,453,110)	(3,757,549)
Proceeds from sale of LHFS	2,379,116	2,407,287	4,097,511
Net fair value adjustment and gain on sale of LHFS	(42,358)	(81,439)	(78,994)
Origination of MSRs	(34,445)	(31,012)	(34,606)
Net gain on sale of loans originated as LHFI	(11,377)	(6,895)	(9,534)
Change in fair value of MSRs	12,290	37,567	35,902
Amortization of servicing rights	7,581	5,657	5,214
Gain on sale of MSRs	—	—	(6,206)
(Increase) decrease in other assets	(5,796)	(39,069)	14,939
Increase (decrease) in accounts payable and other liabilities	1,861	11,210	(32,547)
Net cash provided by (used in) operating activities	173,035	(25,545)	258,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(179,398)	(373,264)	(330,532)
Proceeds from sale of investment securities	28,187	62,378	184,871
Principal payments on investment securities	197,253	208,610	145,771
Proceeds from sale of OREO	541	650	1,138
Proceeds from sale of loans originated as LHFI	504,584	576,388	769,354
Purchase of LHFI	—	(20,124)	—
Proceeds from sale of MSRs	—	—	3,255
Net cash provided by disposal of discontinued operations	—	2,800	182,189
Net increase in LHFI	(683,822)	(690,302)	(822,474)
Proceeds from sale of premises and equipment	—	1,460	—
Purchases of premises and equipment	(2,941)	(3,298)	(2,257)
Net cash used for acquisitions	—	—	(47,389)
Proceeds from sale of Federal Home Loan Bank stock	109,484	145,801	161,254
Purchases of Federal Home Loan Bank stock	(99,526)	(143,721)	(138,156)
Net cash provided by (used in) investing activities	(125,638)	(232,622)	107,024

	Years Ended December 31,
(in thousands)	2021	2020	2019

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$347,867	$481,464	$213,572
Changes in short-term borrowings, net	(281,800)	(143,200)	(424,000)
Proceeds from other long-term borrowings	50,000	—	—
Repayment of other long-term borrowings	(50,000)	(7,082)	(56,000)
Repayment of finance lease principal	(1,070)	(1,209)	(1,694)
Repurchases of common stock	(84,154)	(58,009)	(98,543)
Proceeds from exercise of stock options	263	237	105
Dividends paid on common stock	(21,338)	(13,865)	—
Net cash provided by (used in) financing activities	(40,232)	258,336	(366,560)
Net increase (decrease) in cash and cash equivalents	7,165	169	(706)
Cash and cash equivalents, beginning of year	58,049	57,880	58,586
Cash and cash equivalents, end of year	$65,214	$58,049	$57,880

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,303	$44,466	$93,325
Federal and state income taxes	34,429	20,992	33,625
Non-cash activities:
LHFI foreclosed and transferred to OREO	—	370	915
Loans transferred from LHFI to LHFS, net	392,555	569,534	907,778
Ginnie Mae loans recognized with the right to repurchase, net	—	92,366	—
Ginnie Mae loans derecognized with the right to repurchase, net	89,408	—	28,281
Repurchase of common stock - award shares	3,940	860	—
Receivable from sale of MSRs	—	—	2,117
Acquisition:
Assets acquired	—	—	116,402
Liabilities assumed	—	—	74,941
Goodwill	—	—	5,928

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

HomeStreet, Inc., a State of Washington corporation organized in 1921, (the "Corporation") is a Washington-based diversified financial services holding company whose operations are primarily conducted through its wholly owned subsidiaries (collectively the "Company") HomeStreet Capital Corporation, HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank"), and the Bank's subsidiaries, Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC and Union Street Holdings LLC. The Company is principally engaged in commercial banking, mortgage banking and consumer/retail banking activities serving customers primarily in the Western United States.

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

Discontinued Operations

During 2019, the Company's Board of Directors (the "Board") adopted a Resolution of Exit or Disposal of Home Loan Center ("HLC") Based Mortgage Banking Operations to sell or abandon the assets and transfer or terminate the personnel associated with the Company's high-volume HLC-based mortgage origination business and related servicing. The Company also successfully closed and settled two separate sales of the rights to service $14.3 billion in total unpaid principal balance of single family mortgage loans serviced for others. At the end of the second quarter 2019, we also entered into a non-binding letter of interest to sell our ownership interest in WMS LLC. In accordance with Accounting Standards Codification (ASC) 205-20, the Company determined that the Board's decision to sell or abandon the assets and personnel associated with the Company's HLC-based mortgage business, the related mortgage servicing rights ("MSR") sales and the sale of WMS LLC met the criteria to be classified as discontinued operations and its operating results and financial condition are presented as discontinued operations in the consolidated financial statements for 2019. These discontinued operations activities, including the exit or disposal of the former Mortgage Banking Segment, were concluded by December 31, 2019. Consequently, we ceased discontinued operations accounting effective January 1, 2020. Unless otherwise indicated, information included in these notes to the consolidated financial statements for 2019 are presented on a consolidated operations basis, which includes results from both continuing and discontinued operations.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, certificates of deposits with original maturities of less than ninety days, investment securities with original maturities of less than ninety days and federal funds sold. The Bank maintains most of its excess cash at the Federal Reserve Bank of San Francisco ("FRBSF"), with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. Restricted cash of $8.1 million and $6.6 million at December 31, 2021 and 2020, respectively, is included in cash and cash equivalents.

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

The Company evaluates AFS securities in an unrealized loss position, using a qualitative approach, at the end of each quarter to determine whether the decline in value is temporary or permanent. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. When qualitative factors indicate that a credit loss may exist, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. The Company recognizes an ACL if a loss is considered to exist, measured as the difference between the present value of expected cash flows and the amortized cost basis of the security, limited by the amount that the security’s fair value is less than its amortized cost basis. The Company does not believe any of these securities that were in an unrealized loss position at December 31, 2021 have a credit loss impairment.

The Company evaluates HTM securities at the end of each quarter to determine if any expected credit losses exist. No ACL for HTM securities was recorded as of December 31, 2021 and 2020.

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

LHFS

Loans originated for sale in the secondary market or designated for whole loan sales are classified as LHFS. Management has elected the fair value option for all single family LHFS (originated with the intent to market for sale) and records these loans at fair value. Gains and losses from changes in fair value on LHFS are recognized in net gain on mortgage loan origination and sale activities within noninterest income. Direct loan origination costs and fees for single family loans originated as held for sale are recognized in earnings.

Multifamily and Small Business Administration ("SBA") LHFS are accounted for at the lower of amortized cost or fair value ("LOCOM"). LOCOM valuations are performed quarterly or at the time of transfer to or from LHFS. Related gains and losses are recognized in net gain on mortgage loan origination and sale activities. Direct loan origination costs and fees for multifamily and SBA loans classified as held for sale are deferred at origination and recognized in earnings at the time of sale.

LHFI

LHFI are reported at the principal amount outstanding, net of cumulative charge-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans. When a loan is designated as held for investment, the intent is to hold these loans for the foreseeable future or until maturity or pay-off. If subsequent changes occur as part of the balance sheet management process, the Company may change its intent to hold these loans. Once a determination has been made to sell such loans, they are transferred to LHFS and carried at the lower of amortized cost or fair value. Interest on loans is recognized at the contractual rate of interest and is only accrued if deemed collectible. Deferred fees and costs and premiums and discounts are amortized over the contractual terms of the underlying loans using the constant effective yield (the interest method) or straight-line method.

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

ACL for LHFI

The ACL for LHFI is a valuation account that is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loans. Loan balances are charged off against the ACL when management believes the non-collectability of a loan balance is confirmed. Recoveries are recorded as an increase to the ACL for LHFI to the extent they do not exceed the related charge-off amounts. The ACL for LHFI, as reported in our consolidated balance sheets, is adjusted by a provision for credit losses and reduced by the charge-offs of loan amounts, net of recoveries.

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
The credit loss estimation process involves procedures to appropriately consider the unique characteristics of its two loan portfolios, the consumer loan portfolio and the commercial loan portfolio. These two portfolios are further disaggregated into loan pools, the level at which credit risk is monitored. When computing ACL levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts. Determining the appropriateness of the ACL is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, based on the factors and forecasts then prevailing, may result in material changes in the ACL and provision for credit losses in those future periods.
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
Historical Loss Rates
The Company analyzed loan data from a full economic cycle, to the extent that data was available, to calculate life of loan loss rates. Based on the current economic environment and available loan level data, it was determined the Loss Horizon Period ("LHP") should begin prior to the economic recession that began in 2007. The Company monitors and reviews the LHP on an annual basis to determine appropriate time frames to be included based on economic indicators.
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
Each of the thirteen factors in the FASB standard were analyzed for common risk characteristics and grouped into seven consolidated Q-Factors as listed below:

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
The remaining time to maturity and the timing and extent of payments on the financial assets
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
Consumer Loan Portfolio Loss Rate Model
Under CECL, the Bank utilizes pools of loans that are grouped by similar risk characteristics: Single Family and Home Equity Loans. Sub-Pools are established at a more granular level for the calculation of PDs, incorporating delinquency status, original FICO and original LTV.
Consumer portfolio cohorts are established by grouping each ACL sub-pool at a point in time. Once historical cohorts are established, the loans in the cohort are tracked moving forward for default events.

The Q-Factors adjust the expected historic loss rates for current and forecasted conditions that are not provided for in the historical loss information. For Single Family loans all Q-Factors noted above are evaluated. For the Home Equity loans, collateral values are not evaluated as the Bank has determined the FICO score trends are a more relevant predictor of default than current collateral value for those types of loans. These factors are evaluated based on current conditions and forecasts (as applicable), using a seven-point scale ranging from significant improvement to significant deterioration.
Commercial Loan Portfolio
The commercial loan portfolio is comprised of the non-owner occupied commercial real estate ("CRE"), multifamily, construction and land development, owner occupied CRE and commercial business loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party’s financial position. These other factors include assessing liquidity, net worth, leverage, other outstanding indebtedness of the borrower, the quality and reliability of cash expected to flow through the borrower (including the outflow to other lenders) and prior known experiences with the borrower.
This information is used to assess financial capacity, profitability and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.
Commercial Loan Portfolio Loss Rate Model
The Bank has subdivided the commercial loan portfolio into the following ACL reporting pools to more accurately group risk characteristics: Commercial Business, Owner Occupied CRE, Multifamily, Multifamily Construction, CRE, CRE Construction, Single Family Construction to Permanent, and Single Family Construction, which includes lot, land and acquisition and development loans. ACL sub-pools are established at a more granular level for the calculation of PDs, utilizing risk rating.

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
•8: These loans meet the regulatory definition of “Substandard.” They are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. They have well-defined weaknesses and have unsatisfactory characteristics causing unacceptable levels of risk.

Commercial portfolio cohorts are established by grouping each ACL sub-pool at a point in time. Once historical cohorts are established, the loans in the cohort are tracked moving forward for default events. The Q-Factors adjust the expected historic loss rates for current and forecasted conditions that are not provided for in the historical loss information. All the Q-Factors noted above are evaluated for Commercial portfolio loans except for Commercial Business and Owner Occupied CRE loans which exclude the collateral values Q-Factor. The Company has determined that these loans are primarily underwritten by evaluating the cash flow of the business and not the underlying collateral. Factors above are evaluated based on current conditions and forecasts (as applicable), using a seven-point scale ranging from significant improvement to significant deterioration.
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
The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, collateral values for collateral dependent loans are updated every twelve months, either from external third parties or in-house certified appraisers. A third-party appraisal is required at least annually for substandard loans and OREO. For performing consumer loans secured by real estate that are classified as collateral dependent, the Bank determines the fair value estimates quarterly using automated valuation services. Once the expected credit loss amount is determined, an ACL is recorded equal to the expected credit loss and included in the ACL. If the expected credit loss is determined to be permanent or not recoverable, the expected credit loss will be charged off. Factors considered by management in determining if the expected credit loss is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames, or the loss becomes evident owing to the borrower's lack of assets or, for single family loans, the loan is 180 days or more past due unless both well-secured and in the process of collection.
ACL for Off-Balance Sheet Credit Exposures
The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. Reserves are required for off-balance sheet credit exposures that are not unconditionally cancellable. The ACL on unfunded loan commitments is based on an estimate of unfunded commitment utilization over the life of the loan, applying the EL to the estimated utilization balance as of the reporting period end date. Q-factors are not included in the calculation of expected credit losses for off-balance sheet credit exposures.

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

Mortgage Servicing Rights

MSRs are recognized as separate assets on our consolidated balance sheets upon purchase of the rights or when we retain the right to service loans that we have sold. We initially record all MSRs at fair value. For subsequent measurements, single family MSRs are accounted for at fair value, with changes in fair value recorded through current period earnings, while multifamily and SBA MSRs are accounted for at the lower of amortized cost or fair value.

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

Revenue Recognition

Descriptions of our primary revenue-generating activities that fall within the scope of ASC Topic 606 Revenue Recognition and are presented in our consolidated income statements as follows:

Depositor and other retail and banking fees

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

Credit Card Fees

The Company offers credit cards to its customers through a third party and earns a fee on each transaction and a fee for each new account activation on a net basis. Revenue is recognized when the services are performed.

Sale of Other Real Estate Owned

A gain or loss, the difference between the cost basis of the property and its sale price, on other real estate owned is recognized when the performance obligation is met, which is at the time the property title is transferred to the buyer. To record a sale of OREO, the Company evaluates if: (a) a commitment on the buyer’s part exists, (b) collection is probable in circumstances where the initial investment is minimal and (c) the buyer has obtained control of the asset, including the significant risks and rewards of ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain cannot be recognized.

Other Noninterest Income

Other noninterest income includes revenue related to mortgage servicing activities and gains on sales of loans, which are not subject to the requirements of ASC Topic 606.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 20 years. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related leases. The Company periodically evaluates premises and equipment for impairment.

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

Certain of our lease agreements include rental payments that adjust periodically based on changes in the Consumer Price Index ("CPI"). Subsequent increases in the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. The ROU assets and lease liabilities are not re-measured as a result of changes in the CPI.

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

Goodwill and Other Intangible Assets

Goodwill is recorded upon completion of a business combination as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill has been determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually or more frequently if events and circumstances occur that indicate it is more likely than not the fair value of the reporting unit is less than its carrying value necessitating an impairment test. The Company typically performs its annual impairment testing in the second or third quarter.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company recognizes interest and penalties related to income tax matters in income tax expense.

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

The Company also executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. These interest rate swaps are economically hedged by simultaneously entering into an offsetting interest rate swap that the Company executes with a third party, such that the Company minimizes its net risk exposure.

Share-Based Compensation

The Company issues various forms of stock-based compensation awards annually, including restricted stock units ("RSUs") and performance stock units ("PSUs"). Compensation expense related to RSUs is based on the fair value of the underlying stock on the award date and is recognized over the period in which an employee is required to provide services in exchange for the award, generally the vesting period. PSUs are subject to market-based vesting criteria in addition to a requisite service period and cliff vest based on those conditions at the end of three years. The grant date fair value of PSUs is determined through the use of an independent third party which employs the use of a Monte Carlo simulation. The Monte Carlo simulation estimates grant date fair value using input assumptions similar to those used in the Black-Scholes model, however, it also incorporates into the grant date fair value calculation the probability that the performance targets will be achieved. The Black-Scholes model uses certain assumptions to determine grant-date fair value such as: expected volatility, expected term of the option, expected risk-free rate of interest and expected dividend yield on the Company’s common stock. Forfeitures of stock-based awards are recognized when they occur.

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

Marketing Costs

The Company expenses marketing costs, including advertising, in the period incurred. We incurred $4.1 million, $2.3 million and $5.9 million in marketing costs during 2021, 2020 and 2019, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR rates expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting applied to derivatives that are affected by the transition to alternative rates. The ASUs are effective for all entities as of March 12, 2020 through December 31, 2022. These ASUs are not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2–INVESTMENT SECURITIES:

The following tables set forth certain information regarding the amortized cost and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage-backed securities ("MBS"):
Residential	$32,905	$396	$(338)	$32,963
Commercial	62,094	933	(235)	62,792
Collateralized mortgage obligations ("CMOs")
Residential	186,703	2,012	(1,321)	187,394
Commercial	135,102	1,890	(333)	136,659
Municipal bonds	516,693	24,154	(924)	539,923
Corporate debt securities	18,918	699	(1)	19,616
U.S. Treasury securities	23,348	—	(173)	23,175
Total	$975,763	$30,084	$(3,325)	$1,002,522
HTM
Municipal bonds	$4,169	$136	$—	$4,305

	At December 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$50,001	$1,237	$(192)	$51,046
Commercial	43,061	2,131	(8)	45,184
CMOs:
Residential	228,685	6,319	(95)	234,909
Commercial	155,645	3,719	(181)	159,183
Municipal bonds	533,719	31,321	(337)	564,703
Corporate debt securities	14,381	841	—	15,222
Agency debentures	1,846	—	—	1,846
Total	$1,027,338	$45,568	$(813)	$1,072,093
HTM
Municipal bonds	$4,271	$236	$—	$4,507

MBS and CMOs represent securities primarily issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2021 and 2020, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services or Moody's Investors Services.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At December 31, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(38)	$5,324	$(300)	$2,406	$(338)	$7,730
Commercial	(235)	18,127	—	—	(235)	18,127
CMOs:
Residential	(1,007)	53,068	(314)	7,116	(1,321)	60,184
Commercial	(135)	14,806	(198)	5,132	(333)	19,938
Municipal bonds	(914)	64,237	(10)	1,058	(924)	65,295
Corporate debt securities	(1)	3,164	—	—	(1)	3,164
U.S. Treasury securities	(173)	23,175	—	—	(173)	23,175
Total	$(2,503)	$181,901	$(822)	$15,712	$(3,325)	$197,613

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(7)	$1,196	$(185)	$1,432	$(192)	$2,628
Commercial	(8)	925	—	—	(8)	925
CMOs:
Residential	(95)	7,391	—	—	(95)	7,391
Commercial	(39)	6,687	(142)	15,358	(181)	22,045
Municipal bonds	(337)	10,512	—	—	(337)	10,512
Total	$(486)	$26,711	$(327)	$16,790	$(813)	$43,501

There were no HTM securities in an unrealized loss position at December 31, 2021 and 2020.

The Company has evaluated AFS securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of December 31, 2021 and 2020. In addition, as of December 31, 2021 and 2020, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield.

	At December 31, 2021
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$4,933	3.79%	$14,366	3.26%	$68,025	3.60%	$452,599	3.23%	$539,923	3.28%
Corporate debt securities	—	—%	6,563	3.60%	13,053	5.03%	—	—%	19,616	4.55%
U.S. Treasury securities	—	—%	—	—%	23,175	1.27%	—	—%	23,175	1.27%
Total	$4,933	3.79%	$20,929	3.37%	$104,253	3.23%	$452,599	3.23%	$582,714	3.24%

HTM
Municipal bonds	$1,684	2.86%	$2,621	2.12%	$—	—%	$—	—%	$4,305	2.42%

	At December 31, 2020
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$4,024	3.19%	$14,978	3.82%	$59,496	3.26%	$486,205	3.29%	$564,703	3.30%
Corporate debt securities	183	4.27%	7,059	3.74%	7,980	4.78%	—	—%	15,222	4.30%
Agency debentures	—	—%	—	—%	—	—%	1,846	2.68%	1,846	2.68%
Total	$4,207	3.24%	$22,037	3.80%	$67,476	3.45%	$488,051	3.29%	$581,771	3.33%

HTM
Municipal bonds	$—	—%	$4,507	2.47%	$—	—%	$—	—%	$4,507	2.47%

The weighted-average yield is computed using the contractual coupon for each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of December 31, 2021 and 2020 was 1.82% and 1.92%, respectively.

Sales of AFS investment securities were as follows for the periods indicated:

	Years Ended December 31,
(in thousands)	2021	2020	2019

Proceeds	$28,187	$62,378	$184,871
Gross gains	288	1,334	894
Gross losses	(226)	(993)	(901)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law.

	At December 31,
(in thousands)	2021	2020

Washington, Oregon and California State to secure public deposits	$206,153	$171,471
Other securities pledged	5,258	3,391
Total securities pledged as collateral	$211,411	$174,862

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk. There were no securities pledged under repurchase agreements at December 31, 2021 and 2020.

Tax-exempt interest income on AFS securities was $10.2 million, $10.7 million and $10.2 million for 2021, 2020 and 2019, respectively.

NOTE 3-LOANS AND CREDIT QUALITY:

The Company's LHFI is divided into two portfolio segments, commercial loans and consumer loans. Within each portfolio segment, the Company monitors and assesses credit risk based on the risk characteristics of each of the following loan classes: single family and home equity and other loans within the consumer loan portfolio and non-owner occupied CRE, multifamily, construction and land development, owner occupied CRE and commercial business loans within the commercial loan portfolio. LHFI consists of the following:

	At December 31,
(in thousands)	2021	2020

CRE
Non-owner occupied CRE	$705,359	$829,538
Multifamily	2,415,359	1,428,092
Construction/land development	496,144	553,695
Total	3,616,862	2,811,325
Commercial and industrial loans
Owner occupied CRE	457,706	467,256
Commercial business	401,872	645,723
Total	859,578	1,112,979
Consumer loans
Single family (1)	763,331	915,123
Home equity and other	303,078	404,753
Total (1)	1,066,409	1,319,876
Total LHFI	5,542,849	5,244,180
ACL	(47,123)	(64,294)
Total LHFI less ACL	$5,495,726	$5,179,886

(1)    Includes $7.3 million and $7.1 million at December 31, 2021 and 2020, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

Loans totaling $2.8 billion and $1.4 billion at December 31, 2021 and 2020, respectively, were pledged to secure borrowings from the FHLB and loans totaling $419 million and $569 million at December 31, 2021 and 2020, respectively, were pledged to secure borrowings from the FRBSF.

It is the Company's policy to make loans to officers, directors and their associates in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The following is a summary of activity during the year ended December 2021 with respect to such aggregate loans to these related parties and their associates:

(in thousands)	Year Ended December 31, 2021

Beginning balance	$73
New loans and advances, net of principal repayments	1,475
Ending balance	$1,548

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At December 31, 2021 and 2020, multifamily loans in the state of California represented 33% and 19% of the total LHFI portfolio, respectively.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio as of December 31, 2021. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
During 2021, the historical expected loss rates decreased from December 31, 2020 due to minimal losses, stable portfolio credit distribution and favorable product mix risk composition. During 2021, the Qualitative Factors decreased significantly due to the improvement in economic conditions, continued favorable performance and outlook of the impact of the COVID-19 pandemic of our loan portfolio. As of December 31, 2021, the Bank expects that the markets in which it operates will have stable collateral values and economic outlook over the two-year forecast period.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $2.4 million and $1.6 million at December 31, 2021 and 2020, respectively.
The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $17.8 million and $21.2 million at December 31, 2021 and 2020, respectively and was reported in other assets in the consolidated balance sheets.

Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019

ACL for LHFI
Beginning balance	$64,294	$41,772	$41,470
Provision for credit losses	(15,816)	21,843	(122)
Net (charge-offs) recoveries	(1,355)	(1,164)	424
Impact of ASC 326 adoption	—	1,843	—
Ending balance	$47,123	$64,294	$41,772

Allowance for unfunded commitments
Beginning balance	$1,588	$1,065	$1,443
Provision for credit losses	816	(1,374)	(378)
Impact of ASC 326 adoption	—	1,897	—
Ending balance	$2,404	$1,588	$1,065

Provision for credit losses:
Allowance for credit losses-loans	$(15,816)	$21,843	$(122)
Allowance for unfunded commitments	816	(1,374)	(378)
Total	$(15,000)	$20,469	$(500)

Activity in the ACL by loan portfolio and loan sub-class was as follows.

	Year Ended December 31, 2021
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$8,845	$—	$—	$(1,336)	$7,509
Multifamily	6,072	—	—	(218)	5,854
Construction/land development					—
Multifamily construction	4,903	—	—	(4,396)	507
CRE construction	1,670	—	—	(1,520)	150
Single family construction	5,130	—	—	1,281	6,411
Single family construction to permanent	1,315	—	—	(260)	1,055
Total	27,935	—	—	(6,449)	21,486
Commercial and industrial loans
Owner occupied CRE	4,994		—	12	5,006
Commercial business	17,043	(1,739)	146	(3,177)	12,273
Total	22,037	(1,739)	146	(3,165)	17,279
Consumer loans
Single family	6,906	(127)	291	(2,676)	4,394
Home equity and other	7,416	(483)	557	(3,526)	3,964
Total	14,322	(610)	848	(6,202)	8,358
Total ACL	$64,294	$(2,349)	$994	$(15,816)	$47,123

	Year Ended December 31, 2020
(in thousands)	Prior to adoption of ASC 326	Impact of ASC 326 adoption	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$7,245	$(3,392)	$—	$—	$4,992	$8,845
Multifamily	7,015	(2,977)	—	—	2,034	6,072
Construction/land development
Multifamily construction	2,848	693	—	—	1,362	4,903
CRE construction	624	(115)	—	—	1,161	1,670
Single family construction	3,800	4,280	—	163	(3,113)	5,130
Single family construction to permanent	1,003	200	—	—	112	1,315
Total	22,535	(1,311)	—	163	6,548	27,935
Commercial and industrial loans
Owner occupied CRE	3,639	(2,459)	(896)	—	4,710	4,994
Commercial business	2,915	510	(640)	110	14,148	17,043
Total	6,554	(1,949)	(1,536)	110	18,858	22,037
Consumer loans
Single family	6,450	468	(17)	187	(182)	6,906
Home equity and other	6,233	4,635	(456)	385	(3,381)	7,416
Total	12,683	5,103	(473)	572	(3,563)	14,322
Total ACL	$41,772	$1,843	$(2,009)	$845	$21,843	$64,294

	Year Ended December 31, 2019
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$5,495	$—	$—	$1,750	$7,245
Multifamily	5,754	—	—	1,261	7,015
Construction/land development	9,001		215	(941)	8,275
Total	20,250	—	215	2,070	22,535
Commercial and industrial loans
Owner occupied CRE	3,278		—	361	3,639
Commercial business	2,875	(315)	147	208	2,915
Total	6,153	(315)	147	569	6,554
Consumer loans
Single family	8,217	—	145	(1,912)	6,450
Home equity and other	6,850	(272)	504	(849)	6,233
Total	15,067	(272)	649	(2,761)	12,683
Total ACL	$41,470	$(587)	$1,011	$(122)	$41,772

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
•8: These loans meet the regulatory definition of "Substandard." They are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. They have well-defined weaknesses and have unsatisfactory characteristics causing unacceptable levels of risk.
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
•8: These loans meet the regulatory definition of “Substandard.” A homogeneous substandard loan, risk rated 8, is 90 days or more past due from the required payment date at month-end.
•10: These loans meet the regulatory definition of "Loss." A closed-end homogeneous loan not secured by real estate is risk rated 10 when past due 120 cumulative days or more from the contractual due date. Closed-end homogenous loans secured by real estate and all open-end homogenous loans are risk rated 10 when past due 180 cumulative days or more from the contractual due date. These loans, or the portion of these loans classified as loss, are generally charged-off in the month in which the applicable past due period elapses.

Small balance commercial loans are generally considered homogenous unless 30 days or more past due or modified in a troubled debt restructuring that was an interest rate concession or payment modification with a significant balloon and the concession period has not been completed. The risk rating classification for such loans are based on the non-homogenous definitions noted above.

Residential, home equity and other loans modified in a troubled debt restructuring are considered homogeneous unless the modification was an interest rate concession or payment modification with a significant balloon and the concession modification period has not been completed. The risk rating classification for such loans are based on the non-homogeneous definitions noted above.

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class, risk rating and delinquency status.

	At December 31, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Non-owner occupied CRE
1-6 Pass	$68,647	$50,571	$169,711	$130,877	$100,674	$183,024	$963	$892	$705,359
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	68,647	50,571	169,711	130,877	100,674	183,024	963	892	705,359
Multifamily
1-6 Pass	1,315,204	561,666	286,826	60,372	26,065	165,225	1	—	2,415,359
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	1,315,204	561,666	286,826	60,372	26,065	165,225	1	—	2,415,359
Multifamily construction
1-6 Pass	7,825	22,863	7,173	—	—	—	—	—	37,861
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	7,825	22,863	7,173	—	—	—	—	—	37,861
CRE construction
1-6 Pass	7,694	3,960	—	1,962	—	556	—	—	14,172
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	7,694	3,960	—	1,962	—	556	—	—	14,172
Single family construction
1-6 Pass	146,595	35,640	14,509	—	—	77	99,206	—	296,027
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	146,595	35,640	14,509	—	—	77	99,206	—	296,027
Single family construction to permanent
Current	90,311	42,636	13,362	1,775	—	—	—	—	148,084
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	90,311	42,636	13,362	1,775	—	—	—	—	148,084
Owner occupied CRE
1-6 Pass	70,902	47,536	57,423	47,716	67,042	106,659	798	2,839	400,915
7- Special Mention	—	—	—	2,196	6,019	145	—	60	8,420
8 - Substandard	—	—	18,665	1,111	10,151	18,444	—	—	48,371
Total	70,902	47,536	76,088	51,023	83,212	125,248	798	2,899	457,706
Commercial business
1-6 Pass	88,139	51,453	44,882	24,711	11,859	21,258	112,759	2,104	357,165
7- Special Mention	—	—	7,396	—	4,396	—	5,613	134	17,539
8 - Substandard	9,716	3,399	1,667	5,928	1,096	1,328	3,932	102	27,168
Total	97,855	54,852	53,945	30,639	17,351	22,586	122,304	2,340	401,872
Total commercial portfolio	$1,805,033	$819,724	$621,614	$276,648	$227,302	$496,716	$223,272	$6,131	$4,476,440

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At December 31, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$176,110	$156,360	$62,369	$66,063	$95,988	$204,229	$—	$—	$761,119
Past due:
30-59 days	—	—	291	—	—	—	—	—	291
60-89 days	—	—	—	—	314	471	—	—	785
90+ days	—	—	561	452	—	123	—	—	1,136
Total (1)	176,110	156,360	63,221	66,515	96,302	204,823	—	—	763,331
Home equity and other
Current	2,005	474	393	532	516	2,609	290,512	5,273	302,314
Past due:
30-59 days	—	3	—	—	—	94	40	—	137
60-89 days	—	—	—	—	—	—	12	62	74
90+ days	3	—	—	—	—	6	544	—	553
Total	2,008	477	393	532	516	2,709	291,108	5,335	303,078
Total consumer portfolio	$178,118	$156,837	$63,614	$67,047	$96,818	$207,532	$291,108	$5,335	$1,066,409
Total LHFI	$1,983,151	$976,561	$685,228	$343,695	$324,120	$704,248	$514,380	$11,466	$5,542,849

(1)    Includes $7.3 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class, risk rating and delinquency status:

	At December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Non-owner occupied CRE
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
CRE construction
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
Owner occupied CRE
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

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At December 31, 2021
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,111	$—	$2,456	$—	$3,567
Commercial business	362	27	562	286	1,237
Total	1,473	27	3,018	286	4,804
Consumer loans
Single family	—	1,598	—	—	1,598
Home equity loans and other	—	19	—	—	19
Total	—	1,617	—	—	1,617
Total collateral-dependent loans	$1,473	$1,644	$3,018	$286	$6,421

	At December 31, 2020
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,789	$—	$3,133	$—	$4,922
Commercial business	1,787	545	—	2,882	5,214
Total	3,576	545	3,133	2,882	10,136
Consumer loans
Single family	—	2,457	—	—	2,457
Total	—	2,457	—	—	2,457
Total collateral-dependent loans	$3,576	$3,002	$3,133	$2,882	$12,593

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At December 31, 2021		At December 31, 2020
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

Commercial and industrial loans
Owner occupied CRE	$3,568	$3,568	$4,922	$4,922
Commercial business	1,210	5,023	3,100	9,183
Total	4,778	8,591	8,022	14,105
Consumer loans
Single family	1,324	2,802	2,173	4,883
Home equity and other	23	808	2	1,734
Total	1,347	3,610	2,175	6,617
Total nonaccrual loans	$6,125	$12,201	$10,197	$20,722

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At December 31, 2021
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$705,359	$705,359
Multifamily	—	—	—		—	—	2,415,359	2,415,359
Construction/land development
Multifamily construction	—	—	—		—	—	37,861	37,861
CRE construction	—	—	—		—	—	14,172	14,172
Single family construction	—	—	—		—	—	296,027	296,027
Single family construction to permanent	—	—	—		—	—	148,084	148,084
Total	—	—	—		—	—	3,616,862	3,616,862
Commercial and industrial loans
Owner occupied CRE	—	—	—		3,568	3,568	454,138	457,706
Commercial business	198	—	—		5,023	5,221	396,651	401,872
Total	198	—	—		8,591	8,789	850,789	859,578
Consumer loans
Single family	892	820	6,717	(2)	2,802	11,231	752,100	763,331	(1)
Home equity and other	118	74	—		808	1,000	302,078	303,078
Total	1,010	894	6,717		3,610	12,231	1,054,178	1,066,409
Total loans	$1,208	$894	$6,717		$12,201	$21,020	$5,521,829	$5,542,849
%	0.02%	0.02%	0.12%		0.22%	0.38%	99.62%	100.00%

	At December 31, 2020
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$829,538	$829,538
Multifamily	—	—	—		—	—	1,428,092	1,428,092
Construction and land development
Multifamily construction	—	—	—		—	—	115,329	115,329
CRE construction	—	—	—		—	—	27,285	27,285
Single family construction	—	—	—		—	—	259,170	259,170
Single family construction to permanent	—	—	—		—	—	151,911	151,911
Total	—	—	—		—	—	2,811,325	2,811,325
Commercial and industrial loans
Owner occupied CRE	—	—	—		4,922	4,922	462,334	467,256
Commercial business	—		—		9,183	9,183	636,540	645,723
Total	—	—	—		14,105	14,105	1,098,874	1,112,979
Consumer loans
Single family	2,161	418	11,476	(2)	4,883	18,938	896,185	915,123	(1)
Home equity and other	228	135	—		1,734	2,097	402,656	404,753
Total	2,389	553	11,476		6,617	21,035	1,298,841	1,319,876
Total loans	$2,389	$553	$11,476		$20,722	$35,140	$5,209,040	$5,244,180
%	0.05%	0.01%	0.22%		0.40%	0.67%	99.33%	100.00%

(1)Includes $7.3 million and $7.1 million of loans at December 31, 2021 and 2020, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $8.4 million and $14.7 million at December 31, 2021 and 2020, respectively.

The following tables present information about troubled debt restructuring ("TDR") activity for the periods indicated:

	Year Ended December 31, 2021
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs
Consumer loans
Single family
Interest rate reduction	20	$5,482	$—
Payment restructure	7	2,815	—
Total	27	8,297	—
Total loans
Interest rate reduction	20	5,482	—
Payment restructure	7	2,815	—
Total	27	$8,297	$—

	Year Ended December 31, 2020
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs

Commercial and industrial loans
Owner occupied CRE
Payment restructure	1	$678	$—
Commercial business
Payment restructure	1	1,125	—
Total commercial and industrial
Payment restructure	2	1,803	—
Total	2	1,803	—
Consumer loans
Single family
Interest rate reduction	27	5,979	—
Payment restructure	14	2,695	—
Total	41	8,674	—
Total loans
Interest rate reduction	27	5,979	—
Payment restructure	16	4,498	—
Total	43	$10,477	$—

	Year Ended December 31, 2019
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs

CRE
Construction and land development
Payment restructure	1	$4,675	$—
Total	1	4,675	—
Commercial and industrial loans
Owner occupied CRE
Payment restructure	1	5,840	—
Commercial business
Payment restructure	1	259	—
Total commercial and industrial
Payment restructure	2	6,099	—
Total	2	6,099	—
Consumer loans
Single family
Interest rate reduction	21	3,925	—
Payment restructure	118	25,795	—
Home equity and other
Payment restructure	1	116	—
Total consumer
Interest rate reduction	21	3,925	—
Payment restructure	119	25,911	—
Total	140	29,836	—
Total loans
Interest rate reduction	21	3,925	—
Payment restructure	122	36,685	—
Total	143	$40,610	$—

A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments. The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during 2021 and 2020, respectively:

	Years Ended December 31,
	2021		2020
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Commercial and industrial loans-owner occupied CRE	1	$678	—	$—
Consumer loans-single family	11	3,040	20	3,809
Total	12	$3,718	20	$3,809

The Coronavirus Aid, Relief and Economic Security ("CARES") Act provided temporary relief from the accounting and disclosure requirements for TDRs for certain loan modifications that are the result of a hardship that is related, either directly or indirectly, to the COVID-19 pandemic. In addition, interagency guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that borrowers who receive relief are not experiencing financial difficulty if they meet the following qualifying criteria:

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

As of December 31, 2021, excluding any SBA guaranteed loans for which the government was making payments as provided for under the CARES Act, or single family loans that are guaranteed by FHA or VA, the Company has outstanding balances of $28 million on 41 loans that were approved for forbearance under this program.

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

NOTE 4–PREMISES AND EQUIPMENT, NET:

Premises and equipment consisted of the following:

	At December 31,
(in thousands)	2021	2020

Furniture and equipment	$54,548	$52,761
Leasehold improvements	41,426	40,801
Land and buildings	36,121	35,594
Total	132,095	129,156
Less: accumulated depreciation	(73,941)	(64,054)
Net	$58,154	$65,102

NOTE 5–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

(dollars in thousands)	At December 31, 2021	Weighted Average Rate	At December 31, 2020	Weighted Average Rate

Noninterest-bearing demand deposits	$1,617,069	—%	$1,337,010	—%
Interest-bearing demand accounts	513,810	0.10%	484,265	0.10%
Savings	302,389	0.06%	264,024	0.07%
Money market	2,806,313	0.15%	2,596,453	0.21%
Certificates of deposit	906,928	0.51%	1,139,807	0.93%
Total	$6,146,509	0.15%	$5,821,559	0.29%

There were $342 million and $331 million in public funds included in deposits at December 31, 2021 and 2020, respectively.

Certificates of deposit outstanding mature as follows:

(in thousands)	December 31, 2021

Within one year	$718,838
One to two years	162,954
Two to three years	18,553
Three to four years	3,803
Four to five years	2,780
Thereafter	—
Total	$906,928

The aggregate amount of time deposits in denominations of more than the FDIC limit of $250,000 at December 31, 2021 and 2020 was $108 million and $130 million, respectively. There were $145 million and $210 million of brokered deposits at December 31, 2021 and 2020, respectively.

NOTE 6– BORROWINGS:

The Company borrows funds through advances from the Des Moines FHLB. FHLB advances totaled $41 million and $302 million as of December 31, 2021 and 2020, respectively. The $41 million of FHLB advances outstanding at December 31, 2021 matured in the first quarter of 2022. Weighted-average interest rates on the advances were 0.30% and 0.32% at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company held $10.4 million and $20.3 million, respectively, of FHLB stock.

At December 31, 2021 and 2020, we had no federal funds purchased and securities sold under agreements to repurchase. At December 31, 2021 and 2020, there were zero and $20.8 million in outstanding borrowings from the FRBSF, respectively, which bore interest of 0.25% at 2020.

NOTE 7–LONG-TERM DEBT:

At December 31, 2021 and 2020, the Company had outstanding $64 million of Senior Notes and $62 million of trust preferred securities. The Senior Notes bear interest at a rate of 6.50% and mature in 2026.

The Company issued trust preferred securities during the period from 2005 through 2007, resulting in a debt balance of $62 million that remains outstanding at December 31, 2021. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

The Subordinated Debt Securities outstanding as of December 31, 2021 and 2020 are as follows:

HomeStreet Statutory Trust
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

NOTE 8–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives, which are included in other assets or accounts payable and other liabilities on the consolidated balance sheets consist of the following:

	At December 31, 2021
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$793,208	$723	$(640)
Interest rate lock commitments	115,025	2,487	(3)
Interest rate swaps	287,352	4,381	(4,541)
Futures	1,082,000	334	—
Total derivatives before netting	$2,277,585	7,925	(5,184)
Netting adjustment/Cash collateral (1)		1,355	3,921
Carrying value on consolidated balance sheet		$9,280	$(1,263)

	At December 31, 2020
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$977,974	$1,035	$(3,714)
Interest rate lock commitments	493,873	17,395	(3)
Interest rate swaps	536,969	17,459	(20,511)
Futures	314,000	—	(4)
Total derivatives before netting	$2,322,816	35,889	(24,232)
Netting adjustment/Cash collateral (1)		(8,250)	21,447
Carrying value on consolidated balance sheet		$27,639	$(2,785)

(1)    Includes net cash collateral paid of $5.3 million and $13.2 million at December 31, 2021 and 2020, respectively.
The Company nets derivative assets and liabilities when a legally enforceable master netting agreement exists between the Company and the derivative counterparty. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated balance sheets, with changes in fair value reflected in current period earnings.

The following tables present gross fair value and net carrying value information about derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/Cash collateral (1)	Carrying value

At December 31, 2021
Derivative assets	$7,925	$1,355	$9,280
Derivative liabilities	(5,184)	3,921	(1,263)
At December 31, 2020
Derivative assets	$35,889	$(8,250)	$27,639
Derivative liabilities	(24,232)	21,447	(2,785)

(1)    Includes net cash collateral paid of $5.3 million and $13.2 million at December 31, 2021 and 2020, respectively.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets. Payables related to cash collateral that has been received from counterparties is included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At December 31, 2021 and 2020, the Company had liabilities of zero and $3.3 million, respectively, in cash collateral received from counterparties and receivables of $5.3 million and $16.5 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Years Ended December 31,
(in thousands)	2021	2020

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$(6,057)	$(7,675)
Loan servicing income (loss) (2)	(8,238)	20,820
Other (3)	386	(421)

(1)Comprised of IRLCs and forward contracts used as economic hedges of single family mortgage LHFS.
(2)Comprised of interest rate swaps, interest rate swaptions, futures and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers.

The notional amount of open interest rate swap agreements executed with commercial banking customers at December 31, 2021 and 2020 were $287 million and $246 million, respectively.

NOTE 9–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

	At December 31,
(in thousands)	2021	2020

Single family	$128,041	$194,643
CRE, multi-family and SBA	48,090	167,289
Total	$176,131	$361,932
Loans sold consisted of the following for the periods indicated:

	Years Ended December 31,
(in thousands)	2021	2020	2019

Single family (1)	$2,046,811	$1,985,944	$3,925,302
CRE, multi-family and SBA	773,378	908,776	843,864
Total	$2,820,189	$2,894,720	$4,769,166

(1) 2019 includes both continuing and discontinued operations.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Years Ended December 31,
(in thousands)	2021	2020	2019

Single family	$66,850	$100,795	$86,686
CRE, multifamily and SBA	25,468	21,769	17,492
Less: Amounts attributed to discontinued operations	—	—	(60,056)
Total	$92,318	$122,564	$44,122

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

	At December 31,
(in thousands)	2021	2020

Single family	$5,539,180	$5,914,592
CRE, multi-family and SBA	2,031,087	1,844,241
Total	$7,570,267	$7,758,833

Under the terms of the sales agreements for loans sold to GSEs and other entities, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.5 billion and $6.0 billion as of December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities, of $1.3 million and $2.1 million, respectively.

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses:

	Years Ended December 31,
(in thousands)	2021	2020

Balance, beginning of period	$2,122	$2,871
Additions, net of adjustments (1)	(334)	(281)
Realized losses (2)	(476)	(468)
Balance, end of period	$1,312	$2,122

(1)Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2)Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with investors to advance scheduled principal and interest amounts on delinquent loans.
Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $1.9 million and $3.0 million were recorded in other assets as of December 31, 2021 and 2020, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At December 31, 2021 and 2020, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $12 million and $102 million, respectively. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.:

	Years Ended December 31,
(in thousands)	2021	2020	2019

Servicing income, net:
Servicing fees and other	$35,342	$32,037	$39,561
Amortization of single family MSRs (1)	(19,669)	(17,754)	(20,670)
Amortization of multifamily and SBA MSRs	(7,581)	(5,657)	(5,214)
	8,092	8,626	13,677
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)(3)	7,379	(19,955)	(16,224)
Net gain (loss) from derivatives hedging	(8,238)	20,820	14,435
Total	(859)	865	(1,789)
Less: Amounts attributed to discontinued operations	—	—	(2,103)
Loan servicing income	$7,233	$9,491	$9,785

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily reflected by changes in mortgage interest rates.
(3)Includes pre-tax loss of $0.9 million, net of transaction costs and prepayment reserves, resulting from the sales of single family MSRs in 2019.

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

	Years Ended December 31,
(in thousands)	2021	2020	2019

Beginning balance	$49,966	$68,109	$252,168
Additions and amortization:
Originations	23,908	19,424	28,788
Sale	—	—	(176,944)
Amortization (1)	(19,669)	(17,754)	(20,670)
Net additions and amortization	4,239	1,670	(168,826)
Changes in fair value assumptions (2)	7,379	(19,813)	(15,233)
Ending balance	$61,584	$49,966	$68,109

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily reflected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Years Ended December 31,
(rates per annum) (1)	2021	2020	2019

Constant prepayment rate ("CPR") (2)	8.84%	11.37%	18.23%
Discount rate	8.23%	7.82%	9.31%

(1)Based on a weighted average.
(2)Represents the expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At December 31, 2021		At December 31, 2020

	Range of Inputs	Average (1)	Range of Inputs	Average (1)
CPRs	7.90% - 17.35%	10.35%	8.13%- 19.70%	12.81%
Discount Rates	6.94% - 13.96%	7.97%	6.50% -13.14%	8.27%

(1) Weighted averages of all the inputs within the range.

To compute hypothetical sensitivities of the value of our single MSRs to immediate adverse changes in key assumptions, we computed the impact of changes in CPRs and in discount rates as outlined below:

(dollars in thousands)	At December 31, 2021

Fair value of single family MSRs	$61,584
Expected weighted-average life (in years)	5.94
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(3,641)
Impact on fair value of 50 basis points adverse change in interest rates	$(7,325)
Discount rate
Impact on fair value of 100 basis points increase	$(2,999)
Impact on fair value of 200 basis points increase	$(5,770)

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

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019

Beginning balance	$35,774	$29,494	$28,328
Origination	11,222	11,587	5,832
Amortization	(7,581)	(5,307)	(4,666)
Ending balance	$39,415	$35,774	$29,494

At December 31, 2021, the expected weighted-average life of the Company's multifamily and SBA MSRs was 11.47 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows:

(in thousands)	At December 31, 2021

2022	$5,766
2023	5,627
2024	5,392
2025	5,061
2026	4,437
2027 and thereafter	13,132
Carrying value of multifamily and SBA MSRs	$39,415

The projected amortization expense of multifamily and SBA MSRs is an estimate and subject to key assumptions of the underlying valuation model. The amortization expense for future periods was calculated by applying the same quantitative factors, such as actual MSR prepayment experience and discount rates, which were used to determine amortization expense. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in interest rates may have on expected loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed and may not be indicative of actual amortization expense that will be recorded in future periods.

NOTE 10–COMMITMENTS, GUARANTEES AND CONTINGENCIES:

Commitments

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. In addition, the Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company's financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its LHFI portfolio.

These commitments include the following:

	At December 31,
(in thousands)	2021	2020

Unused consumer portfolio lines	$405,992	$389,122
Commercial portfolio lines (1)	820,131	656,065
Commitments to fund loans	90,852	68,345
Total	$1,316,975	$1,113,532

(1) Includes undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments of $584 million and $395 million at December 31, 2021 and 2020, respectively.

The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon. The Company has recorded an ACL on unfunded loan commitments, included in accounts payable and other liabilities on the consolidated balance sheets of $2.4 million and $1.6 million at December 31, 2021 and 2020, respectively.

The Company has entered into certain agreements to invest in qualifying small businesses and small enterprises and a tax exempt bond partnership that have not been recognized in the Company's financial statements. At December 31, 2021 and 2020 we had $15.2 million and $19.2 million, respectively, of future commitments to invest in these enterprises.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of December 31, 2021 and 2020, the total unpaid principal balance of loans sold under this program was $1.9 billion and $1.8 billion, respectively. The Company's reserve liability related to this arrangement totaled $0.6 million and $2.1 million at December 31, 2021 and 2020, respectively. There were no actual losses incurred under this arrangement during 2021, 2020 or 2019.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. The Company did not have any material amounts reserved for legal claims as of December 31, 2021.

NOTE 11–INCOME TAXES:

Income tax expense from continuing operations consisted of the following:

	Years Ended December 31,
(in thousands)	2021	2020	2019

Current expense
Federal	$20,074	$27,166	$32,738
State and local	3,191	4,804	5,153
Deferred (benefit) expense
Federal	4,325	(11,076)	(28,313)
State and local	511	(1,596)	(4,292)
Tax credit investment amortization	3,166	2,606	2,702
Total	$31,267	$21,904	$7,988

Income tax expense from continuing operations differed from amounts computed at the federal income tax statutory rate as follows:

	Years Ended December 31,
	2021		2020		2019
(in thousands, except rate)	Rate	Amount	Rate	Amount	Rate	Amount

Income before taxes		$146,689		$101,894		$48,708

Federal tax statutory rate	21.00%	30,805	21.00%	21,398	21.00%	10,229
State tax - net of federal tax benefit	2.20%	3,220	2.54%	2,587	(0.45)%	(217)
Tax-exempt interest benefit	(1.40)%	(2,049)	(1.81)%	(1,849)	(2.85)%	(1,388)
Stock-based compensation expense	(0.77)%	(1,132)	(0.16)%	(159)	(0.25)%	(123)
Other	0.29%	423	(0.07)%	(73)	(1.05)%	(513)
Total	21.32%	$31,267	21.50%	$21,904	16.40%	$7,988

The following is a summary of the Company's deferred tax assets and liabilities:

	At December 31,
(in thousands)	2021	2020

Deferred taxes assets
Provision for credit losses	$11,477	$15,957
Federal and state net operating loss carryforwards	628	849
Accrued liabilities	2,268	2,152
Other investments	471	451
Lease liabilities	12,028	15,290
Nonaccrual interest	213	497
Stock options	969	820
Loan valuation	289	454
Other	1,744	2,262
Total	30,087	38,732

Deferred taxes liabilities
Mortgage servicing rights	(22,221)	(18,663)
Deferred loan fees and costs	(7,336)	(10,972)
Lease right-of-use assets	(8,572)	(10,435)
Unrealized gain on investment AFS securities	(5,630)	(9,409)
Premises and equipment	(1,843)	(3,620)
Intangibles	(742)	(829)
Other	(54)	(171)
Total	(46,398)	(54,099)
Net deferred tax liability	$(16,311)	$(15,367)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2021, management determined that sufficient evidence exists to support the future utilization of all of the Company's deferred tax assets.

Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. At December 31, 2020, the Company had federal net operating loss carryforwards of $1.0 million. The Company also has state net operating loss carryforwards of $12.1 million as of both December 31, 2021 and 2020 that will expire at various dates from 2022 to 2038.

Retained earnings at December 31, 2021 and 2020 include approximately $12.7 million in tax basis bad debt reserves for which no income tax liability has been recorded. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture (i.e., included in taxable income) if certain events occur, such as in the event HomeStreet Bank ceases to be a bank. In the event of recapture, the Company will incur both federal and state tax liabilities on this pre-1988 bad debt reserve balance at the then prevailing corporate tax rates.

The Company had no recorded unrecognized tax position as of December 31, 2021, 2020 or 2019.

We are currently under examination, or subject to examination, by various U.S. federal and state taxing authorities. The Company is no longer subject to federal income tax examinations for tax years prior to 2015 or state income tax examination for tax years prior to 2017, generally.

NOTE 12–RETIREMENT BENEFIT PLAN:

The Company maintains a 401(k) Savings Plan for the benefit of its employees. Substantially all of the Company's employees are eligible to participate in the HomeStreet, Inc. 401(k) Savings Plan (the "Plan"). The Plan provides for payment of retirement benefits to employees pursuant to the provisions of the Plan and in conformity with Section 401(k) of the Internal Revenue Code. Employees may elect to have a portion of their salary contributed to the Plan. Participants receive a vested employer matching contribution equal to 100% of the first 3.0% and 50% of the next 2.0% of eligible compensation deferred by the participant. Employer contributions of $3.9 million, $3.8 million and $5.5 million were incurred in 2021, 2020, and 2019, respectively.

NOTE 13–SHARE-BASED COMPENSATION PLANS:

In May 2014, the shareholders approved the Company's 2014 Equity Incentive Plan (the "2014 EIP Plan") that provided for the grant of stock options, shares of restricted stock, RSUs, PSUs, stock bonus awards, stock appreciation rights, performance share awards and performance compensation awards and unrestricted stock (collectively, "Equity Incentive Awards") to the Company’s executive officers, other key employees and directors. This plan was amended in May 2017 and allows the grant of up to 1,875,000 shares of the Company’s common stock. For 2021 and 2020, the Company recognized stock-based compensation cost of $2.9 million and $2.4 million, respectively. In 2019, the Company recognized a $3.1 million reversal of previously recognized stock-based compensation costs related to PSUs that did not meet their internal performance metrics, resulting in a net benefit of $0.4 million.

Nonqualified Stock Options

A summary of changes in stock options for 2021 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Options outstanding at December 31, 2020	188,181	$12.85	1.3 years	$3,933
Exercised	(188,181)	12.85
Options outstanding at December 31, 2021	—	$—	—	$—

There were no options granted or forfeited during 2021.

RSUs generally vest over a three year period with the fair market value of the awards determined at the grant date based on the Company's stock price. PSUs vest at the end of a three year period with the fair market value of the awards determined using a Monte Carlo simulation technique. A summary of the status of the combined RSUs and PSUs is as follows:

	Number	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2020	295,840	$24.52
Granted	106,372	33.01
Cancelled or forfeited	(73,577)	28.06
Vested	(60,104)	24.89
Outstanding at December 31, 2021	268,531	$26.83

The assumptions used in the Monte Carlo simulations used to determine fair market value of the PSUs granted in 2021, 2020 and 2019 are set forth in the table below:

	2021	2020	2019

Volatility of common stock	40.5%	33.9%	29.4%
Average volatility of peer companies	43.5%	34.8%	24.5%
Average correlation coefficient of peer companies	0.8004%	0.7561%	0.7272%
Risk-free interest rate	0.2%	0.3%	2.3%
Expected term in years	3.00 years	2.76 years	2.69 years

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

The following tables present the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$32,963	$—	$30,556	$2,407
Commercial	62,792	—	62,792	—
Collateralized mortgage obligations:
Residential	187,394	—	187,394	—
Commercial	136,659	—	136,659	—
Municipal bonds	539,923	—	539,923	—
Corporate debt securities	19,616	—	19,541	75
U.S. Treasury securities	23,175	—	23,175	—
Single family LHFS	128,041	—	128,041	—
Single family LHFI	7,287	—	—	7,287
Single family mortgage servicing rights	61,584	—	—	61,584
Derivatives
Futures	334	334	—	—
Forward sale commitments	723	—	723	—
Interest rate lock commitments	2,487	—	—	2,487
Interest rate swaps	4,381	—	4,381	—
Total assets	$1,207,359	$334	$1,133,185	$73,840
Liabilities:
Derivatives
Forward sale commitments	$640	$—	$640	$—
Interest rate lock commitments	3	—	—	3
Interest rate swaps	4,541	—	4,541	—
Total liabilities	$5,184	$—	$5,181	$3

	As of December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$51,046	$—	$48,417	$2,629
Commercial	45,184	—	45,184	—
Collateralized mortgage obligations:
Residential	234,909	—	234,909	—
Commercial	159,183	—	159,183	—
Municipal bonds	564,703	—	564,703	—
Corporate debt securities	15,222	—	15,141	81
Agency debentures	1,846	—	1,846	—
Single family LHFS	194,643	—	194,643	—
Single family LHFI	7,108	—	—	7,108
Single family mortgage servicing rights	49,966	—	—	49,966
Derivatives
Forward sale commitments	1,035	—	1,035	—
Interest rate lock commitments	17,395	—	—	17,395
Interest rate swaps	17,459	—	17,459	—
Total assets	$1,359,699	$—	$1,282,520	$77,179
Liabilities:
Derivative
Futures	$4	$4	$—	$—
Forward sale commitments	3,714	—	3,714	—
Interest rate lock commitments	3	—	—	3
Interest rate swaps	20,511	—	20,511	—
Total liabilities	$24,232	$4	$24,225	$3

There were no transfers between levels of the fair value hierarchy during 2021 and 2020.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS, and interest rate lock and purchase loan commitments ("IRCLs"), which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during 2021 and 2020, see Note 9, Mortgage Banking Operations.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $7.3 million and $7.1 million at December 31, 2021 and 2020, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

December 31, 2021
Investment securities AFS	$2,482	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	7,287	Income approach	Implied spread to benchmark interest rate curve	2.39%	7.96%	3.56%
Interest rate lock commitments, net	2,484	Income approach	Fall-out factor	0.15%	21.93%	8.44%
			Value of servicing	0.35%	1.46%	1.15%
December 31, 2020
Investment securities AFS	$2,710	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	7,108	Income approach	Implied spread to benchmark interest rate curve	3.96%	10.64%	6.23%
Interest rate lock commitments, net	17,392	Income approach	Fall-out factor	1.97%	38.38%	15.53%
			Value of servicing	0.41%	1.44%	0.97%

We had no LHFS where the fair value was not derived with significant observable inputs at December 31, 2021 or 2020.

The following table presents fair value changes and activity for certain Level 3 assets:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Year Ended December 31, 2021
Investment securities AFS	$2,710	$—	$—	$(192)	$(36)	$2,482
Single family LHFI	7,108	4,051	—	(4,279)	407	7,287
Year Ended December 31, 2020
Investment securities AFS	$1,952	$985	$—	$(435)	$208	$2,710
Single family LHFI	3,468	6,088	—	(2,409)	(39)	7,108

(1) Changes in fair value for singe family LHFI are recorded in other noninterest income on the consolidated income statement.

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments:

	Years Ended December 31,
(in thousands)	2021	2020

Beginning balance, net	$17,392	$2,223
Total realized/unrealized gains	11,888	55,911
Settlements	(26,796)	(40,742)
Ending balance, net	$2,484	$17,392

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

The following tables present assets classified as Level 3 assets that had changes in their recorded fair value during 2021 and 2020 and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value	Total Gains (Losses)

As of or for the year ended December 31, 2021
LHFI (1)	$1,214	$(43)
As of or for the year ended December 31, 2020
LHFI (1)	$3,651	$(1,700)
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$65,214	$65,214	$65,214	$—	$—
Investment securities HTM	4,169	4,305	—	4,305	—
LHFI	5,488,439	5,588,719	—	—	5,588,719
LHFS – multifamily and SBA	48,090	48,425	—	48,425	—
Mortgage servicing rights – multifamily and SBA	39,415	43,199	—	—	43,199
Federal Home Loan Bank stock	10,361	10,361	—	10,361	—
Other assets - GNMA EBO loans	12,342	12,342	—	—	12,342
Liabilities:
Certificates of deposit	$906,928	$906,064	$—	$906,064	$—
Borrowings	41,000	41,000	—	41,000	—
Long-term debt	126,026	116,845	—	116,845	—

	At December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$58,049	$58,049	$58,049	$—	$—
Investment securities HTM	4,271	4,507	—	4,507	—
LHFI	5,172,778	5,327,711	—	—	5,327,711
LHFS multifamily and other	167,289	167,289	—	167,289	—
Mortgage servicing rights – multifamily	35,774	38,423	—	—	38,423
Federal Home Loan Bank stock	20,319	20,319	—	20,319	—
Other assets - GNMA EBO loans	101,750	101,750	—	—	101,750
Liabilities:
Certificates of deposit	$1,139,807	$1,143,747	$—	$1,143,747	$—
Borrowings	322,800	322,876	—	322,876	—
Long-term debt	125,838	116,893	—	116,893	—

Fair Value Option

Single family loans held for sale accounted under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are recognized in net gain on mortgage loan origination and sale activities within noninterest income. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in fair value of the related servicing asset, resulting in revaluations adjustments to the recorded fair value. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in fair value of derivative instruments that are used as economic hedges of loans held for sale.

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At December 31, 2021			At December 31, 2020
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$128,041	$124,933	$3,108	$194,643	$185,832	$8,811

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2021 that the Company and the Bank met all capital adequacy requirements. The following table presents the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

	At December 31, 2021
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$723,232	9.94%	$291,098	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	663,232	10.84%	275,281	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	723,232	11.82%	367,041	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	774,695	12.66%	489,388	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$727,753	10.11%	$287,990	4.0%	$359,988	5.0%
Common equity tier 1 capital (to risk-weighted assets)	727,753	12.87%	254,442	4.5%	367,527	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	727,753	12.87%	339,256	6.0%	452,341	8.0%
Total risk-based capital (to risk-weighted assets)	778,723	13.77%	452,341	8.0%	565,426	10.0%

	At December 31, 2020
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$709,655	9.65%	$294,211	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	649,655	11.67%	250,537	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	709,655	12.75%	334,050	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	779,254	14.00%	445,400	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$712,533	9.79%	$291,114	4.0%	$363,893	5.0%
Common equity tier 1 capital (to risk-weighted assets)	712,533	13.51%	237,307	4.5%	342,777	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	712,533	13.51%	316,410	6.0%	421,880	8.0%
Total risk-based capital (to risk-weighted assets)	778,479	14.76%	421,880	8.0%	527,350	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. No conditions or events have occurred since December 31, 2021 that we believe have changed the Company’s or the Bank’s capital adequacy classifications from those set forth in the above table.

In addition to the minimum capital ratios, both the Company and the Bank are required to maintain a “conservation buffer" consisting of additional Common Equity Tier 1 Capital which is at least 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At December 31, 2021, capital conservation buffers for the Company and the Bank were 4.66% and 5.77%, respectively. The following table sets forth the minimum capital ratios plus the applicable increment of the capital conservation buffer:

CET-1 to risk-weighted assets	7.00%
Tier 1 capital to risk-weighted assets	8.50%
Total capital to risk-weighted assets	10.50%

NOTE 16–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share:

	Years Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019

EPS numerator:
Income from continuing operations	$115,422	$79,990	$40,720
Earnings allocated to share repurchase	—	—	(650)
Income from continuing operations available to common shareholders	115,422	79,990	40,070
Loss from discontinued operations	—	—	(23,208)
Net income available to common shareholders	$115,422	$79,990	$16,862
EPS denominator:
Weighted average shares:
Basic weighted-average number of common shares outstanding	20,885,509	22,867,268	25,573,488
Dilutive effect of outstanding common stock equivalents	257,905	209,554	197,295
Diluted weighted-average number of common shares outstanding	21,143,414	23,076,822	25,770,783
Net income (loss) per share
Basic:
Income from continuing operations	$5.53	$3.50	$1.57
Loss from discontinued operations	—	—	(0.91)
Total	$5.53	$3.50	$0.66
Diluted:
Income from continuing operations	$5.46	$3.47	$1.55
Loss from discontinued operations	—	—	(0.90)
Total	$5.46	$3.47	$0.65

NOTE 17–LEASES:

We have operating and finance leases for certain office space and finance leases for certain equipment. Our leases have remaining lease terms of up to 14 years.
The Company, as sublessor, subleases certain office and retail space in which the terms of the subleases end by May 2029. Under all of our executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $5.7 million in 2022, $4.4 million in 2023, $2.8 million in 2024, $2.3 million in 2025, $2.3 million in 2026 and $2.3 million thereafter. For 2020 and 2019 we incurred $2.5 million and $5.0 million in impairment charges on lease right-of-use assets, respectively.
The components of lease expense were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019

Operating lease cost	$9,610	$11,989	$14,538
Short-term leases	—	—	28
Finance lease cost:
Amortization of right-of-use assets	1,066	1,277	2,030
Interest on lease liabilities	22	151	340
Variable lease costs and nonlease components	3,716	5,502	6,627
Sublease income	(3,449)	(6,662)	(4,378)
Total	$10,965	$12,257	$19,185

Supplemental cash flow information related to leases were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,647	$15,452	$17,054
Operating cash flows from finance leases	22	151	340
Financing cash flows from finance leases	1,070	1,209	1,694
Right-of-use assets obtained
Operating leases	$1,894	$5,666	$5,800
Finance leases	707	—	139
Other changes in right-of-use assets (1)
Operating leases	$(460)	$(39,924)	$(13,605)
Finance leases	(2)	(29)	(1,172)
(1) Change in 2020 primarily relates to changes in assumptions regarding the exercise of renewal options available under real estate lease agreements.

Supplemental information related to leases was as follows:

	At December 31,
(in thousands, except lease term and discount rate)	2021	2020

Operating lease right-of-use assets, included in other assets	$38,010	$45,560
Operating lease liabilities, included in accounts payable and other liabilities	49,574	62,563

Finance lease right-of-use assets, included in other assets	$777	$1,081
Finance lease liabilities, included in accounts payable and other liabilities	787	1,097

Weighted Average Remaining lease term in years
Operating leases	5.87	6.09
Finance leases	0.96	1.52
Weighted Average Discount Rate
Operating leases	1.71%	1.71%
Finance leases	1.43%	3.12%

Maturities of lease liabilities and obligations under leases classified as nonlease components were as follows:

	Lease Liabilities
(in thousands)	Operating Leases	Finance Leases	Nonlease Components

Year ended December 31,
2022	$12,969	$521	$5,306
2023	10,558	281	4,842
2024	8,487	—	4,413
2025	6,908	—	4,245
2026	5,896	—	4,355
2027 and thereafter	9,855	—	4,417
Total lease payments	54,673	802	$27,578
Less imputed interest	5,099	15
Total	$49,574	$787

NOTE 18–PARENT COMPANY FINANCIAL STATEMENTS (UNAUDITED):

Condensed financial information for HomeStreet, Inc. is as follows:

Condensed Balance Sheets	At December 31,
(in thousands)	2021	2020

Assets:
Cash and cash equivalents	$12,756	$20,021
Other assets	5,082	7,686
Investment in stock of HomeStreet Bank	779,851	780,531
Investment in stock of other subsidiaries	45,175	36,381
Total assets	$842,864	$844,619
Liabilities:
Other liabilities	$1,499	$1,031
Long-term debt	126,026	125,838
Total liabilities	127,525	126,869
Shareholders' Equity:
Common stock, no par value	249,856	278,505
Retained earnings	444,343	403,888
Accumulated other comprehensive income	21,140	35,357
Total shareholder's equity	715,339	717,750
Total liabilities and shareholder's equity	$842,864	$844,619

Condensed Income Statements	Years Ended December 31,
(in thousands)	2021	2020	2019

Noninterest income
Dividend income from HomeStreet Bank	$109,000	$82,909	$110,000
Equity in undistributed income from subsidiaries	10,801	3,374	—
Distributions in excess of income from subsidiaries	—	—	(84,146)
Other noninterest income	1,838	1,773	2,293
Total revenues	121,639	88,056	28,147
Expenses
Interest expense-net	4,576	5,731	4,821
Noninterest expense	2,939	4,136	8,437
Total expenses	7,515	9,867	13,258
Income before income taxes (benefit)	114,124	78,189	14,889
Income taxes (benefit)	(1,298)	(1,801)	(2,623)
Net income	$115,422	$79,990	$17,512

Condensed Statements of Cash Flows	Years Ended December 31,
(in thousands)	2021	2020	2019

Cash flows from operating activities
Net income	$115,422	$79,990	$17,512
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Undistributed earnings from investment in subsidiaries	(10,801)	(3,374)	—
Distributions in excess or earnings from investment in subsidiaries	—	—	84,146
Other	(8,669)	(4,483)	(30)
Net cash provided by operating activities	95,952	72,133	101,628

Cash flows from investing activities:
AFS securities: Principal collections net of purchases	2,012	2,886	1,049
Net cash provided by investing activities	2,012	2,886	1,049

Cash flows from financing activities:
Repurchases of common stock	(84,154)	(58,009)	(98,543)
Proceeds from stock issuance, net	263	238	105
Dividends paid on common stock	(21,338)	(13,865)	—
Net cash used in financing activities	(105,229)	(71,636)	(98,438)
Net (decrease) increase in cash and cash equivalents	(7,265)	3,383	4,239
Cash and cash equivalents, beginning of year	20,021	16,638	12,399
Cash and cash equivalents, end of year	$12,756	$20,021	$16,638

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
In the first quarter of 2019, the Company successfully closed and settled two sales of the rights to service $14.3 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, Freddie Mac and Ginnie Mae. These sales resulted in a $0.9 million pre-tax loss from discontinued operations during 2019.

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

These discontinued operations activities were concluded by December 31, 2019. Consequently, we ceased discontinued operations accounting effective January 1, 2020. The following table summarizes the calculation of the net gain (loss) on disposal of discontinued operations for 2019:

(in thousands)

Proceeds from asset sales	$186,692
Book value of assets sold	181,243
Gain on assets sold	5,449
Transaction costs	8,770
Compensation expense related to the transactions	4,636
Facility and IT related costs	13,660
Total costs	27,066
Net loss on disposal	$(21,617)

The carrying amount of major classes of assets and liabilities related to discontinued operations consisted of the following at December 31, 2019:

(in thousands)

Assets of discontinued operations
LHFS at fair value	$26,123
Other assets	2,505
Total	$28,628
Liabilities of discontinued operations
Account payable and other liabilities	$2,603

Income Statement of Discontinued Operations for 2019:

(in thousands)

Net interest income	$5,858
Noninterest income	63,713
Noninterest expense	97,856
Loss before income taxes	(28,285)
Income tax (benefit) expense	(5,077)
Loss from discontinued operations	$(23,208)

Cash Flows from Discontinued Operations for 2019:

(in thousands)

Net cash provided by operating activities	$238,212
Net cash provided by investing activities	185,458

NOTE 20–RESTRUCTURING:

In addition to the disposal of our HLC Based Mortgage Banking Operations, we have taken the following restructuring activities to improve our productivity and reduce expenses:

•In 2019, we implemented a restructuring plan under which we incurred costs to:
◦Reduce our staffing levels through consolidation of job functions and elimination of management redundancy;
◦Renegotiate our technology contracts;
◦Eliminate excess occupancy costs;
◦Eliminate redundant or unnecessary systems and services;
◦Engage consultants to assist with the above processes.

•In 2020, we concluded the restructuring plan started in 2019, and took additional steps to consolidate our facilities and incurred charges to reflect the vacating of certain office space.

The costs incurred include severance, retention, facility related charges and consulting fees.

The following table summarizes the restructuring charges and the liability for restructuring costs still to be paid in the periods indicated:

(in thousands)	Facility-related costs	Personnel-related costs	Other costs	Total

2021 Activity
Restructuring charges	$—	$—	$—	$—
Costs paid or otherwise settled	(1,029)	(154)	(116)	(1,299)
Balance, December 31, 2021	$1,834	$—	$—	$1,834
2020 Activity
Restructuring charges	$10,188	$339	$1,266	$11,793
Costs paid or otherwise settled	(8,560)	(695)	(1,309)	(10,564)
Balance, December 31, 2020	$2,863	$154	$116	$3,133
2019 Activity
Restructuring charges	$1,373	$1,836	$1,302	$4,511
Costs paid or otherwise settled	(138)	(1,326)	(1,143)	(2,607)
Balance, December 31, 2019	$1,235	$510	$159	$1,904

NOTE 21–SUBSEQUENT EVENTS:

On January 19, 2022, we completed a $100 million subordinated notes offering due in 2032 (the “Notes”). Interest on the Notes initially will accrue at a rate equal to 3.5% per annum from and including the date of original issuance to, but excluding, January 30, 2027, payable semiannually in arrears. From and including January 30, 2027, to, but excluding, the maturity date or the date of earlier redemption, the Notes will bear interest equal to the three-month term SOFR plus 215 basis points, payable quarterly in arrears. Net proceeds to the Company were $98 million, after deducting underwriting discounts and offering expenses. The Company intends to use a significant portion of the net proceeds from the Notes offering to repurchase shares of its common stock through open market purchases, with the remainder of the net proceeds used for working capital and other general corporate purposes, including support for growth of its total assets.

On January 27, 2022 the Board of Directors authorized a dividend of $0.35 per share, payable on February 23, 2022 to shareholders of record on February 09, 2022. In addition, the Board authorized an expansion of our share repurchase program for the additional repurchase of up to $75 million in aggregate amount of shares of the Company’s common stock.

ITEM 9CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required pursuant to Item 304 of Regulation S-K.

ITEM 9ACONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2021. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective at December 31, 2021.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting at December 31, 2021. In making its assessment of internal control over financial reporting, management utilized the framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on that assessment, management concluded that, at December 31, 2021, the Company's internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements at, and for, the year ended December 31, 2021, has issued an audit report on the effectiveness of the Company's internal control over financial reporting at December 31, 2021, which report is included below in this Item 9A.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of HomeStreet, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HomeStreet, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examinations Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 4, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Seattle, Washington
March 4, 2022

ITEM 9B    OTHER INFORMATION

None.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

The information required by this item with respect to our directors, our executive officers, our Audit Committee and its members, and audit committee financial expert will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders (the “2022 Proxy Statement”) under the captions “Election of Directors” and” “Executive Officers,” which information is incorporated herein by reference.

ITEM 11EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2022 Proxy Statement under the captions “Executive Compensation,” “2021 Executive Compensation Program,” “Other Practices, Policies and Guidelines,” “Human Resources and Corporate Governance Committee Report,” “2021 Summary Compensation Table,” “Potential Payments Upon Termination or Change in Control,” and “Corporate Governance - Human Resources and Corporate Governance Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2021 under the HomeStreet, Inc. 2014 Equity Incentive Plan (the "2014 Plan").

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Plans approved by shareholders	351,642	(1)	$—	(2)	1,018,599	(3)
Plans not approved by shareholders	—		—		—
Total	351,642		$—		1,018,599

(1)Consists of 114,855 shares subject to Restricted Stock Units, including 6,273 RSUs granted to certain directors as part of their director compensation which are fully vested and pursuant to which shares will be issued upon the director’s departure from the Board, awarded under the 2014 Plan and 230,514 shares issuable under Performance Share Units awarded under the 2014 Plan, assuming maximum performance goals are met under such awards, resulting in the issuance of the maximum number of shares allowed under those awards.
(2)Shares issued on vesting of Restricted Stock Units and Performance Share Units under the 2014 Plan are done without payment by the participant of any additional consideration and therefore have been excluded from this calculation.
(3)Consists of shares remaining available for issuance under the 2014 Plan.

Except as disclosed above, the information required by this item will be set forth in the 2022 Proxy Statement under the caption "Principal Shareholders" which information is incorporated herein by reference.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2022 Proxy Statement under the caption "Certain Relationships and Related Transactions," and "Corporate Governance" which information is incorporated herein by reference.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2022 Proxy Statement under the caption "Advisory (Non-Binding) Ratification of Appointment of Independent Registered Public Accounting Firm," which information is incorporated herein by reference.

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the caption “Audit Committee Matters — Principal Accounting Firm Fees” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Financial Statement Schedules
(i)Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Income Statements for the three years ended December 31, 2021
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2021
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2021
Consolidated Statements of Cash Flows for the three years ended December 31, 2021
Notes to Consolidated Financial Statements
(ii)Financial Statement Schedules
II—Valuation and Qualifying Accounts
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.
(iii)Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Bylaws of HomeStreet, Inc.

3.2 (1)	Restated Articles of Incorporation of HomeStreet, Inc.

4.1 (2)	Form of Common Stock Certificate

4.2 (3) ††	Indenture dated as of May 20, 2016 between HomeStreet, Inc. and Wells Fargo Bank, National Association, as Trustee

4.3 (4)	Description of Securities

10.1 (6) *	Amended and Restated HomeStreet, Inc. 2014 Equity Incentive Plan

10.2 (6) *	Standard Form of Restricted Stock Unit Agreement under the 2014 Plan

10.3 (4) *	Amended and Restated Standard Form of Performance Share Unit Agreement under the 2014 Plan

10.4 (8) *	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason, dated January 25, 2018

10.5 (15) *	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and William Endresen, dated February 26, 2021

10.6 (8) *	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Godfrey Evans, dated January 25, 2018
10.7 (5)	Form of Officer Indemnification Agreement for HomeStreet, Inc.

10.8 (5)	Form of Director Indemnification Agreement for HomeStreet, Inc.

10.9 (5)	Form of 2011 Director and Officer Indemnification for HomeStreet, Inc.

10.10 (4) †
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

10.11 (10)	Twenty-First Amendment to Office Lease dated December 24, 2014.

10.12 (7)	Advances, Security and Deposit Agreement, dated as of June 1, 2015, between HomeStreet Bank and the Federal Home Loan Bank of Des Moines

10.13 (9)	Letter Agreement, dated January 15, 2013, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.14 (5)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.15 (4) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.16 (5)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.17 (5)	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.18 (12) *	HomeStreet Bank 2017 Performance-Based Award Incentive Compensation Plan

10.19 (11)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011
10.20 (13) *	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and John M. Michel, effective May 11, 2020

10.21 (14) *	Amendment to Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Mark K. Mason, dated July 29, 2020

10.22 (14) *	Amendment to Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Godfrey B. Evans, dated July 29, 2020

21	Subsidiaries of HomeStreet, Inc.

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 (16)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101	The following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language) and contained in Exhibit 101: (i) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) the Consolidated Income Statements for the three years ended December 31, 2021, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2021; (iv) the Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2021, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2021, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

(1)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 31, 2019, and incorporated herein by reference.
(2)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.
(3)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on May 20, 2016, and incorporated herein by reference.
(4)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2020 and incorporated herein by reference
(5)	Filed as an exhibit to HomeStreet, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on May 19, 2011, and incorporated herein by reference.
(6)	Amended in the fourth quarter of 2018 to make administrative revisions that were not material and did not require shareholder approval. An updated version was filed as an exhibit to HomeStreet’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2019, and incorporated herein by reference.
(7)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 11, 2016, and incorporated herein by reference.
(8)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2018 and incorporated herein by reference
(9)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 17, 2014, and incorporated herein by reference.
(10)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 25, 2015, and incorporated herein by reference.
(11)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to HomeStreet’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2019, and incorporated herein by reference.
(13)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on May 8, 2020, and incorporated herein by reference.
(14)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on November 6, 2020, and incorporated herein by reference.
(15)	Filed as an exhibit to HomeStreet’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 12, 2021, and incorporated herein by reference.
(16)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
†	Certain portions of this exhibit constitute confidential information and have been redacted in accordance with Regulation S-K, Item 601(b)(10).
††	Instruments with respect to any other long-term debt of HomeStreet, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of HomeStreet, Inc. and its subsidiaries on a consolidated basis. HomeStreet, Inc. hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
*	Management contract or compensation plan or arrangement.

Item 16 Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 4, 2022.

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

Signature	Title	Date

/s/ Mark K. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 4, 2022
Mark K. Mason, Chairman

/s/John M. Michel	Executive Vice President, Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer)	March 4, 2022
John M. Michel

/s/ Donald R. Voss	Lead Independent Director	March 4, 2022
Donald R. Voss

/s/ Scott M. Boggs	Director	March 4, 2022
Scott M. Boggs

/s/ Sandra A. Cavanaugh	Director	March 4, 2022
Sandra A. Cavanaugh

/s/ Jeffrey D. Green	Director	March 4, 2022
Jeffrey D. Green

/s/ James R. Mitchell Jr.	Director	March 4, 2022
James R. Mitchell Jr.

/s/ Mark R. Patterson	Director	March 4, 2022
Mark R. Patterson

/s/ Nancy D. Pellegrino	Director	March 4, 2022
Nancy D. Pellegrino

/s/ Douglas I. Smith	Director	March 4, 2022
Douglas I. Smith

/s/ Joanne Harrell	Director	March 4, 2022
Joanne Harrell