Form 10-Q
period 2022-03-31
HomeStreet, Inc.
filed 2022-05-06
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
OR
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
Yes ☐  No ☒
The number of outstanding shares of the registrant's common stock as of May 2, 2022 was 18,703,586.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank"), HomeStreet Capital Corporation ("HomeStreet Capital") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$73,862	$65,214
Investment securities	1,083,640	1,006,691
Loans held for sale ("LHFS")	59,150	176,131
Loans held for investment ("LHFI") (net of allowance for credit losses of $37,944 and $47,123)	5,826,546	5,495,726
Mortgage servicing rights ("MSRs")	111,657	100,999
Premises and equipment, net	56,269	58,154
Other real estate owned ("OREO")	735	735
Goodwill and other intangible assets	31,464	31,709
Other assets	267,571	268,732
Total assets	$7,510,894	$7,204,091
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,270,535	$6,146,509
Borrowings	273,000	41,000
Long-term debt	224,137	126,026
Accounts payable and other liabilities	141,991	175,217
Total liabilities	6,909,663	6,488,752
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 18,700,536 shares and 20,085,336 shares	223,718	249,856
Retained earnings	408,442	444,343
Accumulated other comprehensive income (loss)	(30,929)	21,140
Total shareholders' equity	601,231	715,339
Total liabilities and shareholders' equity	$7,510,894	$7,204,091

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended March 31,
(in thousands, except share and per share data)	2022	2021

Interest income:
Loans	$52,954	$53,568
Investment securities	5,966	5,951
Cash, Fed Funds and other	108	172
Total interest income	59,028	59,691
Interest expense:
Deposits	2,284	3,650
Borrowings	2,198	1,524
Total interest expense	4,482	5,174
Net interest income	54,546	54,517
Provision for credit losses	(9,000)	—
Net interest income after provision for credit losses	63,546	54,517
Noninterest income:
Net gain on loan origination and sale activities	8,274	33,459
Loan servicing income	3,304	748
Deposit fees	2,075	1,824
Other	1,905	2,802
Total noninterest income	15,558	38,833
Noninterest expense:
Compensation and benefits	32,031	35,835
Information services	7,062	6,784
Occupancy	6,365	6,492
General, administrative and other	9,015	7,497
Total noninterest expense	54,473	56,608
Income before income taxes	24,631	36,742
Income tax expense	4,680	7,079
Net income	$19,951	$29,663

Net income per share:
Basic	$1.02	$1.37
Diluted	$1.01	$1.35
Weighted average shares outstanding:
Basic	19,585,753	21,637,671
Diluted	19,791,913	21,961,828

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2022	2021

Net income	$19,951	$29,663
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	(68,187)	(19,681)
Reclassification for net (gains) losses included in income	(71)	—
Other comprehensive income (loss) before tax	(68,258)	(19,681)
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	(16,172)	(4,133)
Reclassification for net (gains) losses included in income	(17)	—
Total	(16,189)	(4,133)
Other comprehensive income (loss)	(52,069)	(15,548)
Total comprehensive income (loss)	$(32,118)	$14,115

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended March 31, 2021
Balance, December 31, 2020	21,796,904	$278,505	$403,888	$35,357	$717,750
Net income	—	—	29,663	—	29,663
Share-based compensation expense	—	810	—	—	810
Common stock issued - Option exercise; stock grants	188,257	1,849	—	—	1,849
Other comprehensive income (loss)	—	—	—	(15,548)	(15,548)
Dividends declared on common stock ($0.25 per share)	—	—	(5,534)	—	(5,534)
Common stock repurchased	(624,647)	(11,222)	(16,305)	—	(27,527)
Balance, March 31, 2021	21,360,514	$269,942	$411,712	$19,809	$701,463

For the quarter ended March 31, 2022
Balance, December 31, 2021	20,085,336	$249,856	$444,343	$21,140	$715,339
Net income	—	—	19,951	—	19,951
Share-based compensation expense	—	1,076	—	—	1,076
Common stock issued - Stock grants	104,840	—	—	—	—
Other comprehensive income (loss)	—	—	—	(52,069)	(52,069)
Dividends declared on common stock ($0.35 per share)	—	—	(7,164)	—	(7,164)
Common stock repurchased	(1,489,640)	(27,214)	(48,688)	—	(75,902)
Balance, March 31, 2022	18,700,536	$223,718	$408,442	$(30,929)	$601,231

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,951	$29,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(9,000)	—
Depreciation and amortization, premises and equipment	2,593	2,408
Amortization of premiums and discounts: securities, deposits, debt	999	1,234
Operating leases: excess of payments over amortization	(1,096)	(990)
Amortization of finance leases	143	269
Amortization of core deposit intangibles	245	294
Amortization of deferred loan fees and costs	(322)	(818)
Share-based compensation expense	1,076	810
Lease impairment costs	—	194
Deferred income tax expense (benefit)	5,363	4,448
Origination of LHFS	(252,102)	(734,572)
Proceeds from sale of LHFS	372,464	719,448
Net fair value adjustment and gain on sale of LHFS	3,348	(12,799)
Origination of MSRs	(5,492)	(11,126)
Net gain on sale of loans originated as LHFI	—	(2,795)
Change in fair value of MSRs	(6,878)	(5,770)
Amortization of servicing rights	1,712	1,344
Net change in trading securities	(19,313)	—
(Increase) decrease in other assets	5,972	11,519
Increase (decrease) in accounts payable and other liabilities	4,226	(4,942)
Net cash provided by (used in) operating activities	123,889	(2,181)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(161,016)	(49,433)
Proceeds from sale of investment securities	962	—
Principal payments on investment securities	34,129	55,863
Proceeds from sale of OREO	952	—
Proceeds from sale of loans originated as LHFI	—	132,694
Net increase in LHFI	(328,288)	(176,655)
Purchase of premises and equipment	(1,444)	(531)
Proceeds from sale of Federal Home Loan Bank stock	16,003	53,880
Purchases of Federal Home Loan Bank stock	(25,238)	(43,412)
Net cash used in investing activities	(463,940)	(27,594)

	Quarter Ended March 31,
(in thousands)	2022	2021

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	100,973	309,634
Changes in short-term borrowings, net	232,000	(238,300)
Proceeds from debt issuance, net	98,035	—
Repayment of finance lease principal	(145)	(235)
Repurchases of common stock	(75,000)	(25,001)
Proceeds from exercise of stock options	—	263
Dividends paid on common stock	(7,164)	(5,534)
Net cash provided by financing activities	348,699	40,827
Net increase in cash and cash equivalents	8,648	11,052
Cash and cash equivalents, beginning of year	65,214	58,049
Cash and cash equivalents, end of period	$73,862	$69,101
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,691	$4,291
Federal and state income taxes	4	50
Non-cash activities:
Increase in lease assets and lease liabilities	2,053	283
Loans transferred from LHFI to LHFS, net	6,731	130,218
Ginnie Mae loans derecognized with the right to repurchase, net	2,402	19,576
Repurchase of common stock-award shares	902	2,526

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

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission ("2021 Annual Report on Form 10-K").

Recent Accounting Developments

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326). The amendments in this ASU eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower experiences financial difficulty. In addition, the amendments require that an entity disclose current period gross charge-offs by year of origination in a vintage table. We prospectively adopted the portion of ASU No. 2022-02 with respect to amendments about TDRs and related disclosure enhancements as of January 1, 2022. This adoption did not have a material impact on the Company’s financial position or results of operations. The Company did not adopt the vintage table disclosure requirements and is in the process of analyzing these disclosures. Because it is only a change in disclosures, we do not expect the vintage table disclosure requirement of ASU 2022-02 to have a material impact on the Company's financial position or results of operations when adopted.

NOTE 2–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At March 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$30,689	$6	$(1,508)	$29,187
Commercial	70,312	38	(3,958)	66,392
Collateralized mortgage obligations ("CMOs"):
Residential	276,246	186	(9,940)	266,492
Commercial	138,168	135	(3,424)	134,879
Municipal bonds	535,353	2,802	(23,016)	515,139
Corporate debt securities	26,850	97	(574)	26,373
U.S. Treasury securities	23,263	—	(1,541)	21,722
Total	$1,100,881	$3,264	$(43,961)	$1,060,184

HTM
Municipal bonds	$4,143	$8	$(17)	$4,134

	At December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$32,905	$396	$(338)	$32,963
Commercial	62,094	933	(235)	62,792
CMOs:
Residential	186,703	2,012	(1,321)	187,394
Commercial	135,102	1,890	(333)	136,659
Municipal bonds	516,693	24,154	(924)	539,923
Corporate debt securities	18,918	699	(1)	19,616
U.S. Treasury securities	23,348	—	(173)	23,175
Total	$975,763	$30,084	$(3,325)	$1,002,522

HTM
Municipal bonds	$4,169	$136	$—	$4,305

At March 31, 2022, the Company held $19 million of trading securities, consisting of US Treasury notes used as economic hedges of our mortgage servicing rights, which are carried at fair value and included as investment securities on the balance sheet. Unrealized losses on trading securities, which are included in loan servicing income, were $0.7 million in the quarter ended March 31, 2022.

MBS and CMOs represent securities issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2022 and December 31, 2021, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor's Rating Services or Moody's Investors Services.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At March 31, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(1,064)	$25,716	$(444)	$2,233	$(1,508)	$27,949
Commercial	(3,958)	58,243	—	—	(3,958)	58,243
CMOs:
Residential	(7,475)	177,481	(2,465)	21,315	(9,940)	198,796
Commercial	(2,802)	103,919	(622)	7,608	(3,424)	111,527
Municipal bonds	(21,126)	375,801	(1,890)	12,141	(23,016)	387,942
Corporate debt securities	(574)	16,758	—	—	(574)	16,758
U.S. Treasury securities	(1,541)	21,723	—	—	(1,541)	21,723
Total	$(38,540)	$779,641	$(5,421)	$43,297	$(43,961)	$822,938
HTM
Municipal bonds	$(17)	$2,474	$—	$—	$(17)	$2,474

	At December 31, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(38)	$5,324	$(300)	$2,406	$(338)	$7,730
Commercial	(235)	18,127	—	—	(235)	18,127
CMOs:
Residential	(1,007)	53,068	(314)	7,116	(1,321)	60,184
Commercial	(135)	14,806	(198)	5,132	(333)	19,938
Municipal bonds	(914)	64,237	(10)	1,058	(924)	65,295
Corporate debt securities	(1)	3,164	—	—	(1)	3,164
U.S. Treasury securities	(173)	23,175	—	—	(173)	23,175
Total	$(2,503)	$181,901	$(822)	$15,712	$(3,325)	$197,613

The Company has evaluated AFS securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of March 31, 2022 or December 31, 2021. In addition, as of March 31, 2022 and December 31, 2021, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield:

	At March 31, 2022
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$4,159	3.57%	$13,675	3.23%	$66,619	3.40%	$430,686	3.03%	$515,139	3.09%
Corporate debt securities	—	—%	5,573	3.54%	20,800	4.39%	—	—%	26,373	4.22%
U.S. Treasury securities	—	—%	—	—%	21,722	1.20%	—	—%	21,722	1.20%
Total	$4,159	3.57%	$19,248	3.32%	$109,141	3.13%	$430,686	3.03%	$563,234	3.07%

HTM
Municipal bonds	$1,659	2.91%	$2,475	2.07%	$—	—%	$—	—%	$4,134	2.41%

	At December 31, 2021
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$4,933	3.79%	$14,366	3.26%	$68,025	3.60%	$452,599	3.23%	$539,923	3.28%
Corporate debt securities	—	—%	6,563	3.60%	13,053	5.03%	—	—%	19,616	4.55%
U.S. Treasury securities	—	—%	—	—%	23,175	1.27%	—	—%	23,175	1.27%
Total	$4,933	3.79%	$20,929	3.37%	$104,253	3.23%	$452,599	3.23%	$582,714	3.24%

HTM
Municipal bonds	$1,684	2.86%	$2,621	2.12%	$—	—%	$—	—%	$4,305	2.42%

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of March 31, 2022 and December 31, 2021 was 1.88% and 1.82%, respectively.

Sales of AFS investment securities were as follows:

Quarter Ended March 31,
(in thousands)	2022

Proceeds	$962
Gross gains	71
Gross losses	—

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At March 31, 2022	At December 31, 2021

Washington, Oregon and California State to secure public deposits	$201,444	$206,153
Other securities pledged	4,972	5,258
Total securities pledged as collateral	$206,416	$211,411

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $2.7 million and $2.4 million for the quarters ended March 31, 2022 and 2021, respectively.

NOTE 3 -LOANS AND CREDIT QUALITY:
The Company's LHFI is divided into two portfolio segments, commercial loans and consumer loans. Within each portfolio segment, the Company monitors and assesses credit risk based on the risk characteristics of each of the following loan classes: non-owner occupied commercial real estate ("CRE"), multifamily, construction and land development, owner occupied CRE and commercial business loans within the commercial loan portfolio segment and single family and home equity and other loans within the consumer loan portfolio segment. LHFI consists of the following:

(in thousands)	At March 31, 2022	At December 31, 2021

CRE
Non-owner occupied CRE	$699,277	$705,359
Multifamily	2,729,775	2,415,359
Construction/land development	528,134	496,144
Total	3,957,186	3,616,862
Commercial and industrial loans
Owner occupied CRE	464,356	457,706
Commercial business	387,938	401,872
Total	852,294	859,578
Consumer loans
Single family (1)	759,286	763,331
Home equity and other	295,724	303,078
Total	1,055,010	1,066,409
Total LHFI	5,864,490	5,542,849
Allowance for credit losses ("ACL")	(37,944)	(47,123)
Total LHFI less ACL	$5,826,546	$5,495,726
(1)    Includes $7.0 million and $7.3 million at March 31, 2022 and December 31, 2021, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Loans totaling $3.2 billion and $2.8 billion at March 31, 2022 and December 31, 2021, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $421 million and $419 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure borrowings from the Federal Reserve Bank of San Francisco ("FRBSF").

Credit Risk Concentrations

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At March 31, 2022 and December 31, 2021, multifamily loans in the state of California represented 34% and 33% of the total LHFI portfolio, respectively.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
During the first quarter of 2022, the historical expected loss rates decreased from December 31, 2021 due to minimal charge-offs, improving portfolio credit distribution and favorable product mix risk composition. During the first quarter of 2022, the qualitative factors decreased significantly due to the continued favorable performance and outlook of the impact of the COVID-19 pandemic on our loan portfolio, which resulted in a reduced management overlay. As of March 31, 2022, the Bank expects that the markets in which it operates will have stable collateral values and economic outlook over the two-year forecast period.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $2.6 million and $2.4 million at March 31, 2022 and December 31, 2021, respectively.
The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $18.1 million and $17.8 million at March 31, 2022 and December 31, 2021, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021

Beginning balance	$47,123	$64,294
Provision for credit losses	(9,223)	(371)
Net (charge-offs) recoveries	44	124
Ending balance	$37,944	$64,047

Allowance for unfunded commitments:
Beginning balance	$2,404	$1,588
Provision for credit losses	223	371
Ending balance	$2,627	$1,959

Provision for credit losses:
Allowance for credit losses - loans	$(9,223)	$(371)
Allowance for unfunded commitments	223	371
Total	$(9,000)	$—

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows:

	Quarter Ended March 31, 2022
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$7,509	$—	$—	$(5,215)	$2,294
Multifamily	5,854	—	—	2,573	8,427
Construction/land development
Multifamily construction	507	—	—	(51)	456
CRE construction	150	—	—	34	184
Single family construction	6,411	—	—	1,324	7,735
Single family construction to permanent	1,055	—	—	(65)	990
Total	21,486	—	—	(1,400)	20,086
Commercial and industrial loans
Owner occupied CRE	5,006	—	—	(1,470)	3,536
Commercial business	12,273	(11)	24	(5,376)	6,910
Total	17,279	(11)	24	(6,846)	10,446
Consumer loans
Single family	4,394	—	4	(636)	3,762
Home equity and other	3,964	(33)	60	(341)	3,650
Total	8,358	(33)	64	(977)	7,412
Total ACL	$47,123	$(44)	$88	$(9,223)	$37,944

	Quarter Ended March 31, 2021
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$8,845	$—	$—	$373	$9,218
Multifamily	6,072	—	—	897	6,969
Construction/land development
Multifamily construction	4,903	—	—	(967)	3,936
CRE construction	1,670	—	—	238	1,908
Single family construction	5,130	—	—	(123)	5,007
Single family construction to permanent	1,315	—	—	(191)	1,124
Total	27,935	—	—	227	28,162
Commercial and industrial loans
Owner occupied CRE	4,994	—	—	272	5,266
Commercial business	17,043	—	74	(12)	17,105
Total	22,037	—	74	260	22,371
Consumer loans
Single family	6,906	(70)	120	(221)	6,735
Home equity and other	7,416	(56)	56	(637)	6,779
Total	14,322	(126)	176	(858)	13,514
Total ACL	$64,294	$(126)	$250	$(371)	$64,047

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status.

	At March 31, 2022
(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$23,614	$68,572	$50,276	$158,484	$121,836	$274,775	$853	$867	$699,277
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	23,614	68,572	50,276	158,484	121,836	274,775	853	867	699,277
Multifamily
Pass	364,731	1,311,572	551,187	233,790	60,103	179,862	—	—	2,701,245
Special Mention	—	—	8,695	19,835	—	—	—	—	28,530
Substandard	—	—	—	—	—	—	—	—	—
Total	364,731	1,311,572	559,882	253,625	60,103	179,862	—	—	2,729,775
Multifamily construction
Pass	—	12,163	24,664	—	—	—	—	—	36,827
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	—	12,163	24,664	—	—	—	—	—	36,827
CRE construction
Pass	—	11,668	3,959	—	1,924	548	—	—	18,099
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	—	11,668	3,959	—	1,924	548	—	—	18,099
Single family construction
Pass	31,784	142,275	24,226	12,434	—	76	108,005	—	318,800
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	31,784	142,275	24,226	12,434	—	76	108,005	—	318,800
Single family construction to permanent
Current	6,613	106,419	29,026	10,575	1,775	—	—	—	154,408
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	6,613	106,419	29,026	10,575	1,775	—	—	—	154,408
Owner occupied CRE
Pass	20,055	70,792	47,176	57,012	46,661	164,101	248	1,689	407,734
Special Mention	—	—	—	18,499	2,180	23,202	—	—	43,881
Substandard	—	—	—	—	1,111	11,572	—	58	12,741
Total	20,055	70,792	47,176	75,511	49,952	198,875	248	1,747	464,356
Commercial business
Pass	32,359	58,371	48,943	36,976	23,289	27,808	113,186	2,131	343,063
Special Mention	—	213	29	7,047	838	5,264	7,543	212	21,146
Substandard	—	8,214	3,253	2,414	3,392	1,827	4,616	13	23,729
Total	32,359	66,798	52,225	46,437	27,519	34,899	125,345	2,356	387,938
Total commercial portfolio	$479,156	$1,790,259	$791,434	$557,066	$263,109	$689,035	$234,451	$4,970	$4,809,480

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At March 31, 2022
(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$44,563	$178,656	$152,443	$49,114	$56,757	$275,042	$—	$—	$756,575
Past due:
30-59 days	—	—	—	—	—	872	—	—	872
60-89 days	—	—	—	—	—	270	—	—	270
90+ days	—	—	—	994	452	123	—	—	1,569
Total (1)	44,563	178,656	152,443	50,108	57,209	276,307	—	—	759,286
Home equity and other
Current	797	1,585	334	294	197	2,407	284,426	4,755	294,795
Past due:
30-59 days	—	3	—	—	—	—	57	—	60
60-89 days	—	8	—	—	15	—	7	—	30
90+ days	—	—	—	—	—	98	679	62	839
Total	797	1,596	334	294	212	2,505	285,169	4,817	295,724
Total consumer portfolio	$45,360	$180,252	$152,777	$50,402	$57,421	$278,812	$285,169	$4,817	$1,055,010
Total LHFI	$524,516	$1,970,511	$944,211	$607,468	$320,530	$967,847	$519,620	$9,787	$5,864,490
(1)    Includes $7.0 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status:

	At December 31, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$68,647	$50,571	$169,711	$130,877	$100,674	$183,024	$963	$892	$705,359
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	68,647	50,571	169,711	130,877	100,674	183,024	963	892	705,359
Multifamily
Pass	1,315,204	561,666	286,826	60,372	26,065	165,225	1	—	2,415,359
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	1,315,204	561,666	286,826	60,372	26,065	165,225	1	—	2,415,359
Multifamily construction
Pass	7,825	22,863	7,173	—	—	—	—	—	37,861
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	7,825	22,863	7,173	—	—	—	—	—	37,861
CRE construction
Pass	7,694	3,960	—	1,962	—	556	—	—	14,172
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	7,694	3,960	—	1,962	—	556	—	—	14,172
Single family construction
Pass	146,595	35,640	14,509	—	—	77	99,206	—	296,027
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	146,595	35,640	14,509	—	—	77	99,206	—	296,027
Single family construction to permanent
Current	90,311	42,636	13,362	1,775	—	—	—	—	148,084
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	90,311	42,636	13,362	1,775	—	—	—	—	148,084
Owner occupied CRE
Pass	70,902	47,536	57,423	47,716	67,042	106,659	798	2,839	400,915
Special Mention	—	—	—	2,196	6,019	145	—	60	8,420
Substandard	—	—	18,665	1,111	10,151	18,444	—	—	48,371
Total	70,902	47,536	76,088	51,023	83,212	125,248	798	2,899	457,706
Commercial business
Pass	88,139	51,453	44,882	24,711	11,859	21,258	112,759	2,104	357,165
Special Mention	—	—	7,396	—	4,396	—	5,613	134	17,539
Substandard	9,716	3,399	1,667	5,928	1,096	1,328	3,932	102	27,168
Total	97,855	54,852	53,945	30,639	17,351	22,586	122,304	2,340	401,872
Total commercial portfolio	$1,805,033	$819,724	$621,614	$276,648	$227,302	$496,716	$223,272	$6,131	$4,476,440

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At December 31, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$176,110	$156,360	$62,369	$66,063	$95,988	$204,229	$—	$—	$761,119
Past due:
30-59 days	—	—	291	—	—	—	—	—	291
60-89 days	—	—	—	—	314	471	—	—	785
90+ days	—	—	561	452	—	123	—	—	1,136
Total (1)	176,110	156,360	63,221	66,515	96,302	204,823	—	—	763,331

Home equity and other
Current	2,005	474	393	532	516	2,609	290,512	5,273	302,314
Past due:
30-59 days	—	3	—	—	—	94	40	—	137
60-89 days	—	—	—	—	—	—	12	62	74
90+ days	3	—	—	—	—	6	544	—	553
Total	2,008	477	393	532	516	2,709	291,108	5,335	303,078
Total consumer portfolio	$178,118	$156,837	$63,614	$67,047	$96,818	$207,532	$291,108	$5,335	$1,066,409
Total LHFI	$1,983,151	$976,561	$685,228	$343,695	$324,120	$704,248	$514,380	$11,466	$5,542,849
(1)    Includes $7.3 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At March 31, 2022
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,111	$—	$2,428	$—	$3,539
Commercial business	380	16	562	286	1,244
Total	1,491	16	2,990	286	4,783
Consumer loans
Single family	—	2,049	—	—	2,049
Home equity loans and other	—	345	—	—	345
Total	—	2,394	—	—	2,394
Total collateral-dependent loans	$1,491	$2,410	$2,990	$286	$7,177

	At December 31, 2021
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,111	$—	$2,456	$—	$3,567
Commercial business	362	27	562	286	1,237
Total	1,473	27	3,018	286	4,804
Consumer loans
Single family	—	1,598	—	—	1,598
Home equity loans and other	—	19	—	—	19
Total	—	1,617	—	—	1,617
Total collateral-dependent loans	$1,473	$1,644	$3,018	$286	$6,421

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At March 31, 2022		At December 31, 2021
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

Commercial and industrial loans
Owner occupied CRE	$3,539	$3,539	$3,568	$3,568
Commercial business	1,244	3,996	1,210	5,023
Total	4,783	7,535	4,778	8,591
Consumer loans
Single family	2,325	2,918	1,324	2,802
Home equity and other	52	1,393	23	808
Total	2,377	4,311	1,347	3,610
Total nonaccrual loans	$7,160	$11,846	$6,125	$12,201

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At March 31, 2022
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$699,277	$699,277
Multifamily	—	—	—		—	—	2,729,775	2,729,775
Construction/land development
Multifamily construction	—	—	—		—	—	36,827	36,827
CRE construction	—	—	—		—	—	18,099	18,099
Single family construction	—	—	—		—	—	318,800	318,800
Single family construction to permanent	—	—	—		—	—	154,408	154,408
Total	—	—	—		—	—	3,957,186	3,957,186
Commercial and industrial loans
Owner occupied CRE	—	—	—		3,539	3,539	460,817	464,356
Commercial business	—	—	—		3,996	3,996	383,942	387,938
Total	—	—	—		7,535	7,535	844,759	852,294
Consumer loans
Single family	3,753	1,821	6,903	(2)	2,918	15,395	743,891	759,286	(1)
Home equity and other	61	31	—		1,393	1,485	294,239	295,724
Total	3,814	1,852	6,903		4,311	16,880	1,038,130	1,055,010
Total loans	$3,814	$1,852	$6,903		$11,846	$24,415	$5,840,075	$5,864,490
%	0.07%	0.03%	0.12%		0.20%	0.42%	99.58%	100.00%

	At December 31, 2021
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$705,359	$705,359
Multifamily	—	—	—		—	—	2,415,359	2,415,359
Construction/land development
Multifamily construction	—	—	—		—	—	37,861	37,861
CRE construction	—	—	—		—	—	14,172	14,172
Single family construction	—	—	—		—	—	296,027	296,027
Single family construction to permanent	—	—	—		—	—	148,084	148,084
Total	—	—	—		—	—	3,616,862	3,616,862
Commercial and industrial loans
Owner occupied CRE	—	—	—		3,568	3,568	454,138	457,706
Commercial business	198	—	—		5,023	5,221	396,651	401,872
Total	198	—	—		8,591	8,789	850,789	859,578
Consumer loans
Single family	892	820	6,717	(2)	2,802	11,231	752,100	763,331	(1)
Home equity and other	118	74	—		808	1,000	302,078	303,078
Total	1,010	894	6,717		3,610	12,231	1,054,178	1,066,409
Total loans	$1,208	$894	$6,717		$12,201	$21,020	$5,521,829	$5,542,849
%	0.02%	0.02%	0.12%		0.22%	0.38%	99.62%	100.00%
(1)Includes $7.0 million and $7.3 million of loans at March 31, 2022 and December 31, 2021, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $11.0 million and $8.4 million at March 31, 2022 and December 31, 2021, respectively.

Loan Modifications

The Company provides modifications to borrowers experiencing financial difficulty which may include delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications in the quarter ending March 31, 2022 did not have any material impact on the ACL. The following tables provide information related to loans modified during the quarter ended March 31, 2022 to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

(in thousands)	Significant Payment Delay
Loan Type	Amortized Cost Basis at March 31, 2022	% of Total Class of Financing Receivable
Single family	$153	0.02%

(in thousands)	Term Extension
Loan Type	Amortized Cost Basis at March 31, 2022	% of Total Class of Financing Receivable
Single family	$37	—%

(in thousands)	Interest Rate Reduction and Term Extension
Loan Type	Amortized Cost Basis at March 31, 2022	% of Total Class of Financing Receivable
Single family	$1,110	0.15%

(in thousands)	Significant Payment Delay and Term Extension
Loan Type	Amortized Cost Basis at March 31, 2022	% of Total Class of Financing Receivable
Single family	$6,397	0.84%
Home equity and other	52	0.02%

(in thousands)	Interest Rate Reduction, Significant Payment Delay and Term Extension
Loan Type	Amortized Cost Basis at March 31, 2022	% of Total Class of Financing Receivable
Single family	$5,762	0.76%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Loan Type	Financial Effect of:
Interest Rate Reduction
Single family	Reduced weighted-average contractual interest rate from 4.28% to 3.25%.

Significant Payment Delay
Single family	Provided payment deferrals to borrowers. A weighted average 0.3% of loan balances were capitalized and added to the remaining term of the loan.
Home equity and other	Provided payment deferrals to borrowers. A weighted average 6.3% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
Single family	Added a weighted average 3.2 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Home equity and other	Added a weighted average 16.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

NOTE 4–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At March 31, 2022		At December 31, 2021
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,654,229	—%	$1,617,069	—%
Interest-bearing demand deposits	591,148	0.10%	513,810	0.10%
Savings	309,462	0.06%	302,389	0.06%
Money market	2,800,215	0.18%	2,806,313	0.15%
Certificates of deposit	915,481	0.45%	906,928	0.51%
Total	$6,270,535	0.16%	$6,146,509	0.15%

Certificates of deposit outstanding mature as follows:

(in thousands)	March 31, 2022

Within one year	$761,588
One to two years	133,251
Two to three years	16,491
Three to four years	2,756
Four to five years	1,395
Total	$915,481

The aggregate amount of certificate of deposits in denominations of more than the FDIC limit of $250 thousand at March 31, 2022 and December 31, 2021 were $96 million and $108 million, respectively. There were $195 million and $145 million of brokered deposits at March 31, 2022 and December 31, 2021, respectively.

NOTE 5–LONG-TERM DEBT:

On January 19, 2022, we completed a $100 million subordinated notes offering due in 2032 (the “Notes”). Interest on the Notes initially will accrue at a rate equal to 3.5% per annum from and including the date of original issuance to, but excluding, January 30, 2027, payable semiannually in arrears. From and including January 30, 2027, to, but excluding, the maturity date or the date of earlier redemption, the Notes will bear interest equal to the three-month term Secured Overnight Financing Rate ("SOFR") plus 215 basis points, payable quarterly in arrears. Net proceeds to the Company were $98 million, after deducting underwriting discounts and offering expenses. The Company intends to use a significant portion of the net proceeds from the Notes offering to repurchase shares of its common stock through open market purchases, with the remainder of the net proceeds used for working capital and other general corporate purposes, including support for growth of its total assets. At March 31, 2022 the Company had outstanding $98 million of subordinated notes.

At March 31, 2022 and December 31, 2021, the Company had outstanding $64 million of Senior Notes which bear interest at a rate of 6.50% and mature in 2026.

The Company issued trust preferred securities during the period from 2005 through 2007, resulting in a debt balance of $62 million that remains outstanding at March 31, 2022 and December 31, 2021. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

The Subordinated Debt Securities outstanding as of March 31, 2022 and December 31, 2021 are as follows:

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

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives, which are included in other assets or accounts payable and other liabilities on the consolidated balance sheet, consist of the following:

	At March 31, 2022
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$670,018	$5,079	$(3,528)
Interest rate lock commitments	100,992	683	(605)
Interest rate swaps	276,561	5,619	(5,620)
Futures	93,200	97	—
Options	30,000	389	—
Total derivatives before netting	$1,170,771	11,867	(9,753)
Netting adjustment/Cash collateral (1)		(9,096)	3,072
Carrying value on consolidated balance sheet		$2,771	$(6,681)

	At December 31, 2021
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$793,208	$723	$(640)
Interest rate lock commitments	115,025	2,487	(3)
Interest rate swaps	287,352	4,381	(4,541)
Futures	139,900	334	—
Total derivatives before netting	$1,335,485	7,925	(5,184)
Netting adjustment/Cash collateral (1)		1,355	3,921
Carrying value on consolidated balance sheet		$9,280	$(1,263)
(1)    Includes net cash collateral received of $6.0 million and paid of $5.3 million at March 31, 2022 and December 31, 2021, respectively.

The following table presents gross fair value and net carrying value information about derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At March 31, 2022
Derivative assets	$11,867	$(9,096)	$2,771
Derivative liabilities	(9,753)	3,072	(6,681)
At December 31, 2021
Derivative assets	$7,925	$1,355	$9,280
Derivative liabilities	(5,184)	3,921	(1,263)
(1) Includes net cash collateral received of $6.0 million and paid of $5.3 million at March 31, 2022 and December 31, 2021, respectively.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets. Payables related to cash collateral that has been received from counterparties is included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At March 31, 2022 and December 31, 2021, the Company had liabilities of $7.6 million and zero, respectively, in cash collateral received from counterparties and receivables of $1.6 million and $5.3 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2022	2021

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$4,613	$3,858
Loan servicing income (loss) (2)	(9,439)	(12,591)
Other (3)	159	299

(1)Comprised of IRLCs and forward contracts used as an economic hedge of loans held for sale.
(2)Comprised of interest rate swaps, interest rate swaptions, futures, US Treasury notes and US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers.

The notional amount of open interest rate swap agreements executed with commercial banking customers at March 31, 2022 and December 31, 2021 were $277 million and $287 million, respectively.

NOTE 7–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

(in thousands)	At March 31, 2022	At December 31, 2021

Single family	$48,994	$128,041
CRE, multifamily and SBA	10,156	48,090
Total	$59,150	$176,131

Loans sold consisted of the following for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2022	2021

Single family	$323,070	$573,040
CRE, multifamily and SBA	49,137	257,717
Total	$372,207	$830,757

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2022	2021

Single family	$6,169	$26,187
CRE, multifamily and SBA	2,105	7,272
Total	$8,274	$33,459

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At March 31, 2022	At December 31, 2021

Single family	$5,545,145	$5,539,180
CRE, multifamily and SBA	2,035,801	2,031,087
Total	$7,580,946	$7,570,267

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud.

The following is a summary of changes in the Company's liability for estimated single-family mortgage repurchase losses:

	Quarter Ended March 31,
(in thousands)	2022	2021

Balance, beginning of period	$1,312	$2,122
Additions, net of adjustments (1)	358	(20)
Realized (losses) recoveries, net (2)	(32)	(161)
Balance, end of period	$1,638	$1,941
(1) Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2) Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $2.7 million and $1.9 million were recorded in other assets as of March 31, 2022 and December 31, 2021, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At March 31, 2022 and December 31, 2021, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $10 million and $12 million, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2022	2021

Servicing income, net:
Servicing fees and other	$8,321	$8,913
Amortization of single family MSRs (1)	(3,425)	(5,693)
Amortization of multifamily and SBA MSRs	(1,712)	(1,344)
Total	3,184	1,876
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	10,303	11,463
Net gain (loss) from economic hedging	(10,183)	(12,591)
Total	120	(1,128)
Loan servicing income (loss)	$3,304	$748
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021

Beginning balance	$61,584	$49,966
Additions and amortization:
Originations	3,916	6,616
Amortization (1)	(3,425)	(5,693)
Net additions and amortization	491	923
Changes in fair value assumptions (2)	10,303	11,463
Ending balance	$72,378	$62,352
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended March 31,
(rates per annum) (1)	2022	2021

Constant prepayment rate ("CPR") (2)	9.38%	8.37%
Discount rate	8.34%	8.37%
(1) Based on a weighted average.
(2) Represents an expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At March 31, 2022		At December 31, 2021
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs	7.38% - 16.66%	9.42%	7.90% - 17.35%	10.35%
Discount Rates	8.10% - 15.18%	9.05%	6.94% - 13.96%	7.97%
(1) Weighted averages of all the inputs within the range.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At March 31, 2022

Fair value of single family MSR	$72,378
Expected weighted-average life (in years)	7.14
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(2,208)
Impact on fair value of 50 basis points adverse change in interest rates	$(4,909)
Discount rate
Impact on fair value of 100 basis points increase	$(3,217)
Impact on fair value of 200 basis points increase	$(6,187)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021

Beginning balance	$39,415	$35,774
Originations	1,576	5,196
Amortization	(1,712)	(1,344)
Ending balance	$39,279	$39,626

NOTE 8–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of March 31, 2022 and December 31, 2021, the total unpaid principal balance of loans sold under this program was $1.9 billion. The Company's reserve liability related to this arrangement totaled $0.6 million at both March 31, 2022 and December 31, 2021. There were no actual losses incurred under this arrangement during the quarters ended March 31, 2022 and 2021.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.5 billion at both March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets, of $1.6 million and $1.3 million, respectively.

NOTE 9–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share:

	Quarter Ended March 31,
(in thousands, except share and per share data)	2022	2021

Net income	$19,951	$29,663

Weighted average shares:
Basic weighted-average number of common shares outstanding	19,585,753	21,637,671
Dilutive effect of outstanding common stock equivalents	206,160	324,157
Diluted weighted-average number of common shares outstanding	19,791,913	21,961,828
Net income per share:
Basic earnings per share	$1.02	$1.37
Diluted earnings per share	1.01	1.35

NOTE 10–FAIR VALUE MEASUREMENT:

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

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Investment securities
Trading securities	Fair Value is based on quoted prices in an active market.	Level 1 recurring fair value measurement.
Investment securities AFS	Observable market prices of identical or similar securities are used where available.	Level 2 recurring fair value measurement.

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
Level 3 recurring fair value measurement.
Derivatives
Futures and Options	Fair value is based on closing exchange prices.	Level 1 recurring fair value measurement.
Forward sale commitments Interest rate swaps	Fair value is based on quoted prices for identical or similar instruments, when available. When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

            •       Forward interest rates
	• Interest rate volatilities	Level 2 recurring fair value measurement.
Interest rate lock commitments	The fair value considers several factors including: • Fair value of the underlying loan based on quoted prices in the secondary market, when available. • Value of servicing • Fall-out factor	Level 3 recurring fair value measurement.

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At March 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$19,313	$19,313	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	29,187	—	26,954	2,233
Commercial	66,392	—	66,392	—
Collateralized mortgage obligations:
Residential	266,492	—	266,492	—
Commercial	134,879	—	134,879	—
Municipal bonds	515,139	—	515,139	—
Corporate debt securities	26,373	—	26,299	74
U.S. Treasury securities	21,722	—	21,722	—
Single family LHFS	48,994	—	48,994	—
Single family LHFI	6,981	—	—	6,981
Single family mortgage servicing rights	72,378	—	—	72,378
Derivatives
Futures	97	97	—	—
Forward sale commitments	5,079	—	5,079	—
Options	389	389	—	—
Interest rate lock commitments	683	—	—	683
Interest rate swaps	5,619	—	5,619	—
Total assets	$1,219,717	$19,799	$1,117,569	$82,349
Liabilities:
Derivatives
Forward sale commitments	3,528	—	3,528	—
Interest rate lock commitments	605	—	—	605
Interest rate swaps	5,620	—	5,620	—
Total liabilities	$9,753	$—	$9,148	$605

	At December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$32,963	$—	$30,556	$2,407
Commercial	62,792	—	62,792	—
Collateralized mortgage obligations:
Residential	187,394	—	187,394	—
Commercial	136,659	—	136,659	—
Municipal bonds	539,923	—	539,923	—
Corporate debt securities	19,616	—	19,541	75
U.S. Treasury securities	23,175	—	23,175	—
Single family LHFS	128,041	—	128,041	—
Single family LHFI	7,287	—	—	7,287
Single family mortgage servicing rights	61,584	—	—	61,584
Derivatives
Futures	334	334	—	—
Forward sale commitments	723	—	723	—
Interest rate lock commitments	2,487	—	—	2,487
Interest rate swaps	4,381	—	4,381	—
Total assets	$1,207,359	$334	$1,133,185	$73,840
Liabilities:
Derivatives
Forward sale commitments	$640	$—	$640	$—
Interest rate lock commitments	3	—	—	3
Interest rate swaps	4,541	—	4,541	—
Total liabilities	$5,184	$—	$5,181	$3

There were no transfers between levels of the fair value hierarchy during the quarters ended March 31, 2022 and 2021.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarters ended March 31, 2022 and 2021, see Note 7, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $7.0 million and $7.3 million at March 31, 2022 and December 31, 2021, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

March 31, 2022
Investment securities AFS	$2,307	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	6,981	Income approach	Implied spread to benchmark interest rate curve	2.49%	4.76%	3.14%
Interest rate lock commitments, net	78	Income approach	Fall-out factor	0.20%	29.60%	11.71%
			Value of servicing	0.45%	1.39%	1.06%
December 31, 2021
Investment securities AFS	$2,482	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	7,287	Income approach	Implied spread to benchmark interest rate curve	2.39%	7.96%	3.56%
Interest rate lock commitments, net	2,484	Income approach	Fall-out factor	0.15%	21.93%	8.44%
			Value of servicing	0.35%	1.46%	1.15%

We had no LHFS where the fair value was not derived with significant observable inputs at March 31, 2022 and December 31, 2021.

The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Quarter Ended March 31, 2022
Investment securities AFS	$2,482	$—	$—	$(48)	$(127)	$2,307
Single family LHFI	7,287	—	—	—	(306)	6,981
Quarter Ended March 31, 2021
Investment securities AFS	$2,710	$—	$—	$(48)	$(172)	$2,490
Single family LHFI	7,108	360	—	(3,191)	47	4,324
(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended March 31,
(in thousands)	2022	2021

Beginning balance, net	$2,484	$17,392
Total realized/unrealized gains (losses)	(2,177)	(3,469)
Settlements	(229)	(7,435)
Ending balance, net	$78	$6,488

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

The fair value of commercial properties is generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial LHFI that are collateralized by real estate.

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

The following table presents assets classified as Level 3 that had changes in their recorded fair value for the periods indicated and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value	Total Gains (Losses)

At or for the Quarter Ended March 31, 2022
LHFI (1)	$904	$10
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At March 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$73,862	$73,862	$73,862	$—	$—
Investment securities HTM	4,143	4,134	—	4,134	—
LHFI	5,819,565	5,712,390	—	—	5,712,390
LHFS – multifamily and other	10,156	10,248	—	10,248	—
Mortgage servicing rights – multifamily and SBA	39,279	43,453	—	—	43,453
Federal Home Loan Bank stock	19,596	19,596	—	19,596	—
Other assets - GNMA EBO loans	9,940	9,940	—	—	9,940
Liabilities:
Certificates of deposit	$915,481	$908,030	$—	$908,030	$—
Borrowings	273,000	273,000		273,000
Long-term debt	224,137	214,853	—	214,853	—

	At December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$65,214	$65,214	$65,214	$—	$—
Investment securities HTM	4,169	4,305	—	4,305	—
LHFI	5,488,439	5,588,719	—	—	5,588,719
LHFS – multifamily and other	48,090	48,425	—	48,425	—
Mortgage servicing rights – multifamily and SBA	39,415	43,199	—	—	43,199
Federal Home Loan Bank stock	10,361	10,361	—	10,361	—
Other assets-GNMA EBO loans	12,342	12,342	—	—	12,342
Liabilities:
Certificates of deposit	$906,928	$906,064	$—	$906,064	$—
Borrowings	41,000	41,000	—	41,000	—
Long-term debt	126,026	116,845	—	116,845	—

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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At March 31, 2022			At December 31, 2021
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$48,994	$49,457	$(463)	$128,041	$124,933	$3,108

NOTE 11–SUBSEQUENT EVENT:

On April 28, 2022 the Board authorized a dividend of $0.35 per share, payable on May 24, 2022 to shareholders of record on May 10, 2022.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s 2021 Annual Report on Form 10-K.

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

Many forward-looking statements can be identified as using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will" and "would" and similar expressions (or the negative of these terms). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and the risks and uncertainties discussed below and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ significantly from those projected. In addition, many of the risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global, national, regional and local business and economic environment as a result.

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

Critical Accounting Estimates

We have identified two estimates as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses (“ACL”) and the valuation of single family mortgage servicing rights (“MSRs").

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of the loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and losses given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model and to assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade, the amount of the ACL on March 31, 2022 would increase by approximately $6 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

The valuation of MSRs is based on various assumptions which are set forth in Note 7–Mortgage Banking Operations of the financial statements. Note 7 also provides sensitivity analysis based on the assumptions used. The sensitivity analyses are hypothetical and have been provided to indicate the potential impact that changes in assumptions may have on the estimate of the value of MSRs.

Summary Financial Data

	Quarter Ended
(in thousands, except per share data and FTE data)	March 31, 2022	December 31, 2021	March 31, 2021

Select Income Statement data:
Net interest income	$54,546	$57,084	$54,517
Provision for credit losses	(9,000)	(6,000)	—
Noninterest income	15,558	28,620	38,833
Noninterest expense	54,473	53,971	56,608
Net income:
Before income taxes	24,631	37,733	36,742
Total	19,951	29,432	29,663
Net income per share - diluted	1.01	1.43	1.35
Select Performance Ratios:
Return on average equity - annualized	11.6%	16.1%	16.4%
Return on average tangible equity - annualized (1)	12.2%	17.0%	17.3%
Return on average assets - annualized	1.10%	1.59%	1.65%
Efficiency ratio (1)	77.0%	62.2%	60.0%
Net interest margin	3.27%	3.34%	3.29%
Other data
Full time equivalent employees	962	970	1,013
(1)Return on average tangible equity and the efficiency ratio are non-GAAP financial measures. For a reconciliation of return on average tangible equity to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of
(in thousands, except share and per share data)	March 31, 2022	December 31, 2021

Selected Balance Sheet Data
Loans held for sale	$59,150	$176,131
Loans held for investment, net	5,826,546	5,495,726
ACL	37,944	47,123
Investment securities	1,083,640	1,006,691
Total assets	7,510,894	7,204,091
Deposits	6,270,535	6,146,509
Borrowings	273,000	41,000
Long-term debt	224,137	126,026
Total shareholders' equity	601,231	715,339
Other data:
Book value per share	$32.15	$35.61
Tangible book value per share (1)	$30.47	$34.04
Total equity to total assets	8.0%	9.9%
Tangible common equity to tangible assets (1)	7.6%	9.5%
Shares outstanding at period end	18,700,536	20,085,336
Loans to deposit ratio	94.5%	93.0%

Credit Quality:
ACL to total loans (2)	0.66%	0.88%
ACL to nonaccrual loans	320.3%	386.2%
Nonaccrual loans to total loans	0.20%	0.22%
Nonperforming assets to total assets	0.17%	0.18%
Nonperforming assets	$12,581	$12,936
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio	10.30%	10.11%
Total risk-based capital	13.23%	13.77%
Company
Tier 1 leverage ratio	8.99%	9.94%
Total risk-based capital	12.65%	12.66%
(1)Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. For a reconciliation to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)This ratio excludes balances insured by the FHA or guaranteed by the VA or SBA.

Current Developments
On January 19, 2022, we completed a $100 million subordinated notes offering due in 2032 (the “Notes”). Interest on the Notes initially will accrue at a rate equal to 3.5% per annum from and including the date of original issuance to, but excluding, January 30, 2027, payable semiannually in arrears. From and including January 30, 2027, to, but excluding, the maturity date or the date of earlier redemption, the Notes will bear interest equal to the three-month term SOFR plus 215 basis points, payable quarterly in arrears. Net proceeds were $98 million, after deducting underwriting discounts and offering expenses. We used a significant portion of the net proceeds from the Notes offering to repurchase shares of our common stock through open market purchases and we plan to use the remainder of the net proceeds for working capital and other general corporate purposes, including support for growth of our assets.

As part of our capital management strategy, during the first three months of 2022, we repurchased a total of 1,471,485 shares of our common stock at an average price of $50.97 per share.

As part of our business strategy, we are focusing on growing our loan portfolio and leveraging our existing operating expense infrastructure. Increases in our loan portfolio will have the effect of increasing our level of net interest income in future periods, a more stable source of revenues as compared to gain on loan origination and sale activities. As part of this strategy, we did not sell any multifamily portfolio loans in the first quarter of 2022.

Management's Overview of the First Quarter 2022 Financial Performance

First Quarter of 2022 Compared to the Fourth Quarter of 2021

General: Our net income and income before taxes were $20.0 million and $24.6 million, respectively, in the first quarter of 2022, as compared to $29.4 million and $37.7 million, respectively, in the fourth quarter of 2021. The $13.1 million decrease in income before taxes was due to lower net interest income, lower noninterest income and higher noninterest expenses, partially offset by a higher recovery of our allowance for credit losses.

Income Taxes: Our effective tax rate was 19.0% in the first quarter of 2022 as compared to 22.0% in fourth quarter of 2021 and a statutory rate of 23.4%. Our effective tax rate was lower than our statutory rate due to the benefits of tax advantaged investments. Additionally, our effective tax rate in the first quarter of 2022 was lower than the fourth quarter of 2021 due to reductions in taxes on income related to excess tax benefits resulting from the vesting of stock awards during the first quarter.

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

	Quarter Ended
	March 31, 2022			December 31, 2021
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$5,691,316	$53,135	3.74%	$5,767,597	$55,587	3.79%
Investment securities (1)	1,028,971	6,671	2.59%	990,273	6,178	2.50%
FHLB Stock, Fed Funds and other	65,918	108	0.65%	82,447	97	0.46%
Total interest-earning assets	6,786,205	59,914	3.54%	6,840,317	61,862	3.57%
Noninterest-earning assets	577,384			516,640
Total assets	$7,363,589			$7,356,957
Liabilities and shareholders' equity:
Interest-bearing deposits: (2)
Demand deposits	$525,608	$143	0.11%	$538,468	$183	0.14%
Money market and savings	3,101,607	1,121	0.15%	3,120,212	1,111	0.14%
Certificates of deposit	886,416	1,020	0.47%	932,559	1,187	0.51%
Total	4,513,631	2,284	0.21%	4,591,239	2,481	0.21%
Borrowings:
Borrowings	64,557	91	0.56%	25,711	48	0.73%
Long-term debt	204,553	2,107	4.12%	125,995	1,356	4.29%
Total interest-bearing liabilities	4,782,741	4,482	0.38%	4,742,945	3,885	0.33%
Noninterest-bearing liabilities:
Demand deposits (2)	1,744,202			1,728,558
Other liabilities	138,048			159,440
Total liabilities	6,664,991			6,630,943
Shareholders' equity	698,598			726,014
Total liabilities and shareholders' equity	$7,363,589			$7,356,957
Net interest income		$55,432			$57,977
Net interest rate spread			3.16%			3.24%
Net interest margin			3.27%			3.34%
(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $0.9 million for tboth quarters ended March 31, 2022 and December 31, 2021. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 0.15% and 0.16% for the quarter ended March 31, 2022 and December 31, 2021, respectively.

Net interest income was $2.5 million lower in the first quarter of 2022 as compared to the fourth quarter of 2021 primarily due to lower average loan balances, a $0.7 million increase in interest expense related to the $100 million subordinated notes offering completed in January 2022 and a $0.6 million decrease in income from Paycheck Protection Program loans. The lower average loan balances were primarily due to the sale of $244 million of multifamily loans in November of 2021 which was partially offset by the increase in loan balances during the first quarter.

Provision for Credit Losses: As a result of the continued favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio, we recorded a $9 million recovery of our allowance for credit losses in the first quarter of 2022, as compared to a $6 million recovery of our allowance for credit losses in the fourth quarter of 2021.

Noninterest Income consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2022	December 31, 2021

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$6,169	$10,578
CRE, multifamily and SBA	2,105	9,501
Loan servicing income	3,304	2,540
Deposit fees	2,075	2,156
Other	1,905	3,845
Total noninterest income	$15,558	$28,620

(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2022	December 31, 2021

Single family servicing income, net
Servicing fees and other	$3,871	$3,870
Changes - amortization (1)	(3,425)	(4,216)
Net	446	(346)
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	10,303	193
Net gain (loss) from economic hedging	(10,183)	(378)
Subtotal	120	(185)
Single Family servicing income (loss)	566	(531)

Commercial loan servicing income:
Servicing fees and other	4,450	5,417
Amortization of capitalized MSRs	(1,712)	(2,346)
Total	2,738	3,071
Total loan servicing income	$3,304	$2,540
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income in the first quarter of 2022 as compared to the fourth quarter of 2021 was due to a $11.8 million decrease in gain on loan origination and sale activities and a $1.9 million decrease in other income which were partially offset by a $0.8 million increase in loan servicing income. The decrease in gain on loan origination and sale activities was due to a $4.4 million decrease in single family gain on loan origination and sale activities and a $7.4 million decrease in commercial real estate (“CRE”) and commercial gain on loan origination and sale activities. The decrease in single family gain on loan origination and sale activities was due to a decrease in rate lock volume and margins as a result of the effects of increasing interest rates. The decrease in CRE and commercial gain on loan origination and sale activities was primarily due to an 84% decrease in the volume of loans sold. The decrease in other income was due to a $1.0 million decrease in revenues from investments in community development entities and $0.6 million gain on sale of other real estate owned realized in the fourth quarter.

Noninterest Expense consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2022	December 31, 2021

Noninterest expense
Compensation and benefits	$32,031	$30,627
Information services	7,062	7,278
Occupancy	6,365	5,662
General, administrative and other	9,015	10,404
Total noninterest expense	$54,473	$53,971

The $0.5 million increase in noninterest expense in the first quarter of 2022 as compared to the fourth quarter of 2021 was primarily due to higher compensation and benefits and occupancy costs, partially offset by lower general, administrative and other costs. The higher level of compensation and benefit costs reflect a $1.0 million reversal of previously accrued medical benefits related to the positive experience in our self-insured medical program in the fourth quarter. Occupancy costs increased due to common area maintenance rent increases and accelerated depreciation in the first quarter of 2022. Legal costs, which are included in general, administrative and other costs, were $1.4 million lower in the first quarter of 2022 as compared to the fourth quarter of 2021 due to higher nonrecurring costs expended on litigation activities and legal matters in the fourth quarter.

First Quarter of 2022 Compared to First Quarter of 2021

General: Our net income and income before taxes were $20.0 million and $24.6 million, respectively, in the first quarter of 2022, as compared to $29.7 million and $36.7 million, respectively, in the first quarter of 2021. The $12.1 million decrease in income before taxes was due to lower noninterest income, partially offset by a recovery of our allowance for credit losses in 2022 and lower noninterest expense.
Income Taxes: Our effective tax rate during first quarter of 2022 was 19.0% as compared to 19.3% in the first quarter of 2021 and a statutory rate of 23.4%. Our effective tax rate for both periods was lower than our statutory rate due to the benefits of tax advantaged investments and reductions in taxes on income related to excess tax benefits resulting from the exercise and vesting of stock awards during the quarter.

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

	Quarter Ended March 31,
	2022			2021
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$5,691,316	$53,135	3.74%	$5,605,868	$53,755	3.85%
Investment securities (1)	1,028,971	6,671	2.59%	1,065,423	6,591	2.47%
FHLB Stock, Fed Funds and other	65,918	108	0.65%	68,044	172	1.01%
Total interest-earning assets	6,786,205	59,914	3.54%	6,739,335	60,518	3.60%
Noninterest-earning assets	577,384			571,073
Total assets	$7,363,589			$7,310,408
Interest-bearing liabilities:
Interest-bearing deposits: (2)
Demand deposits	$525,608	$143	0.11%	$493,831	$169	0.14%
Money market and savings	3,101,607	1,121	0.15%	2,915,005	1,228	0.17%
Certificates of deposit	886,416	1,020	0.47%	1,180,290	2,253	0.77%
Total	4,513,631	2,284	0.21%	4,589,126	3,650	0.32%
Borrowings:
Borrowings	64,557	91	0.56%	203,621	161	0.32%
Long-term debt	204,553	2,107	4.12%	125,854	1,363	4.33%
Total interest-bearing liabilities	4,782,741	4,482	0.38%	4,918,601	5,174	0.42%
Noninterest-bearing liabilities:
Demand deposits (2)	1,744,202			1,433,765
Other liabilities	138,048			226,323
Total liabilities	6,664,991			6,578,689
Shareholders' equity	698,598			731,719
Total liabilities and shareholders' equity	$7,363,589			$7,310,408
Net interest income		$55,432			$55,344
Net interest spread			3.16%			3.18%
Net interest margin			3.27%			3.29%
(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $0.9 million and $0.8 million for the quarters ended March 31, 2022 and 2021, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 0.15% and 0.25% for the quarters ended March 31, 2022 and 2021, respectively.

Net interest income was stable in the first quarter of 2022 as compared to the first quarter of 2021 as increases in the average balance of loans was offset by a decrease in the net interest margin. Our net interest margin decreased slightly from 3.29% in the first quarter of 2021 compared to 3.27% in the first quarter of 2022 as a six basis point decrease in our yield on interest earning assets was offset by a four basis point decrease in the rate on interest-bearing liabilities. The decrease in yield on interest earning assets was primarily due to the prepayment and paydown of higher yielding loans and investments in our portfolios during 2021. Our cost of interest-bearing liabilities decreased due to decreases in market interest rates during 2021 which was partially offset by the impact of the $100 million subordinated notes offering completed in January 2022. The increase in the average balance of loans reflects the increases in our loans held for investment that occurred in 2021 and in the first quarter of 2022.

Provision for Credit Losses: As a result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio, we recorded a $9 million recovery of our allowance for credit losses in the first quarter of 2022. We recorded no provision for credit losses in the first quarter of 2021.

Noninterest Income consisted of the following:

	Quarter Ended March 31,
(in thousands)	2022	2021

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$6,169	$26,187
Commercial	2,105	7,272
Loan servicing income	3,304	748
Deposit fees	2,075	1,824
Other	1,905	2,802
Total noninterest income	$15,558	$38,833
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2022	2021

Single family servicing income, net
Servicing fees and other	$3,871	$3,935
Changes - amortization (1)	(3,425)	(5,693)
Net	446	(1,758)
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	10,303	11,463
Net gain (loss) from economic hedging	(10,183)	(12,591)
Subtotal	120	(1,128)
Single Family servicing income (loss)	566	(2,886)

Commercial loan servicing income:
Servicing fees and other	4,450	4,978
Amortization of capitalized MSRs	(1,712)	(1,344)
Total	2,738	3,634
Total loan servicing income	$3,304	$748

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income for the first quarter of 2022 as compared to the first quarter of 2021 was due to decreases in gain on loan origination and sale activities, which was partially offset by higher loan servicing income. The $25.2 million decrease in gain on loan origination and sale activities was due to a $20.0 million decrease in single family gain on loan origination and sale activities and a $5.2 million decrease in CRE and commercial gain on loan origination and sale activities. The decrease in single family gain on loan origination and sale activities was due to a decrease in rate lock volume and margins as a result of the effects of increasing interest rates. The decrease in CRE and commercial gain on loan origination and sale activities was primarily due to a 81% decrease in the volume of loans sold. The $2.6 million increase in loan servicing income was primarily due to lower levels of prepayments and improved risk management results.

Noninterest Expense consisted of the following:

	Quarter Ended March 31,
(in thousands)	2022	2021

Noninterest expense
Compensation and benefits	$32,031	$35,835
Information services	7,062	6,784
Occupancy	6,365	6,492
General, administrative and other	9,015	7,497
Total noninterest expense	$54,473	$56,608

The $2.1 million decrease in noninterest expense in the first quarter of 2022 as compared to the first quarter of 2021 was due to lower compensation and benefit costs, partially offset by an increase in general, administrative and other expenses. The $3.8 million decrease in compensation and benefits expense is primarily due to reduced commission expense on lower loan origination volumes in our single family mortgage operations. The increase in general, administrative and other costs was due to charges related to nonrecurring costs expended on litigation activities and legal matters in the first quarter of 2022.

Financial Condition

During the first quarter of 2022, total assets increased $307 million due primarily to a $331 million increase in loans held for investment and a $77 million increase in investment securities which were partially offset by a decrease of $117 million in loans held for sale. Loans held for investment increased due to $747 million of originations, which were partially offset by prepayments and scheduled payments of $419 million. Total liabilities increased $421 million due to increases in deposits, borrowings and long-term debt. The $124 million increase in deposits was due to higher levels of business deposits and wholesale deposits. The increase in borrowings was due to an increased need for wholesale borrowings to fund loan growth. Long-term debt increased due to our $100 million subordinated debt offering in completed in January 2022.

Credit Risk Management

As of March 31, 2022, our ratio of nonperforming assets to total assets remained low at 0.17% while our ratio of total loans delinquent over 30 days to total loans was 0.42%. The Company recorded a $9 million recovery of our allowance for credit losses for the quarter ended March 31, 2022.

As a result of the COVID-19 pandemic, the Company has approved forbearances for some of its borrowers. The status of these forbearances as of March 31, 2022 is as follows:

	Forbearances Approved (2)(3)
	Total		Expired		Outstanding
(in thousands)	Number of loans	Amount	Number of loans	Amount	Number of loans	Amount

Loan type:
Commercial and CRE:
Commercial business	92	$46,026	92	$46,026	—	$—
CRE owner occupied	25	65,210	25	65,210	—	—
CRE nonowner occupied	13	56,233	12	42,194	1	14,039
Total	130	$167,469	129	$153,430	1	$14,039

Single family and consumer (1)
Single family					9	$5,036
HELOCs and consumer					4	487
Total					13	$5,523

(1) Does not include any single family loans that are guaranteed by Ginnie Mae.
(2) Does not include construction loans that were modified as a result of COVID-19 related construction delays to extend the construction or lease-up periods. Each of these loans continued to make monthly payments under the existing or modified payment terms. At March 31, 2022, only one of these loans with a $1 million balance is still operating under the terms of their modification.
(3) There were no forbearances initiated in the first quarter of 2022.

The forbearances approved for commercial and industrial loans and CRE nonowner occupied loans were generally for a period of three months while the forbearances for single family, HELOCs and consumer loans were generally for a period of three to six months. As of March 31, 2022, excluding the loans with forbearances still in place, 99% of the commercial and CRE loans approved for a forbearance have completed their forbearance period and have resumed payments. The forbearance periods for the majority of single family and consumer loans granted forbearance that were not complete as of March 31, 2022 are scheduled to be completed in the second quarter of 2022.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	At March 31, 2022		At December 31, 2021
(in thousands)	Amount	Rate (1)	Amount	Rate (1)

CRE
Non-owner occupied CRE	$2,294	0.33%	$7,509	1.06%
Multifamily	8,427	0.31%	5,854	0.24%
Construction/land development
Multifamily construction	456	1.24%	507	1.34%
CRE construction	184	1.02%	150	1.06%
Single family construction	7,735	2.42%	6,411	2.16%
Single family construction to permanent	990	0.64%	1,055	0.71%
Total	20,086	0.51%	21,486	0.59%
Commercial and industrial loans
Owner occupied CRE	3,536	0.76%	5,006	1.10%
Commercial business	6,910	1.83%	12,273	3.39%
Total	10,446	1.24%	17,279	2.11%
Consumer loans
Single family	3,762	0.58%	4,394	0.68%
Home equity and other	3,650	1.24%	3,964	1.31%
Total	7,412	0.78%	8,358	0.88%
Total ACL	$37,944	0.66%	$47,123	0.88%
(1) The ACL rate is calculated excluding balances related to loans that are insured by the FHA or guaranteed by the VA or SBA.

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

The Company’s contractual cash flow obligations include the maturity of certificates of deposit, short-term and long-term borrowings, interest on certificates of deposit and borrowings, operating leases and fees for information technology related services and professional services. Obligations for certificates of deposit and short-term borrowings are typically satisfied through the renewal of these instruments or the generation of new deposits or use of available short-term borrowings. Interest payments and obligations related to leases and services are typically met by cash generated from our operations. The Company has $64 million of Senior Notes which mature in 2026 which it expects to pay off from available cash or from the issuance of new debt.

At March 31, 2022 and December 31, 2021, the Bank had available borrowing capacity of $1.8 billion and $1.8 billion, respectively, from the FHLB, and $308 million and $274 million, respectively, from the FRBSF and $1.0 billion and $1.0 billion under borrowing lines established with other financial institutions.

Cash Flows

For the quarter ended March 31, 2022, cash and cash equivalents increased by $9 million compared to an increase of $11 million during the quarter ended March 31, 2021. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the quarter ended March 31, 2022, net cash of $124 million was provided by operating activities, primarily from cash proceeds from the sale of loans exceeding cash used to fund LHFS. For the quarter ended March 31, 2021, net cash of $2 million was used in operating activities, primarily from cash used to fund LHFS production exceeding cash proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt borrowings are sufficient to fund our operating liquidity needs. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months.

Cash flows from investing activities

The Company's investing activities primarily include AFS investment securities and loans originated as held for investment. For the quarter ended March 31, 2022, net cash of $464 million was used in investing activities primarily from the origination of LHFI net of principal repayments and the purchase of AFS investment securities. For the quarter ended March 31, 2021, net cash of $28 million was used in investing activities for the origination of LHFI and the purchase of AFS investment securities, which were partially offset by principal payments and the proceeds from the sale of loans originated as LHFI and AFS investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the quarter ended March 31, 2022, net cash of $349 million was provided by financing activities, primarily due to growth in deposits and an increase in short-term borrowings and proceeds from the issuance of the subordinated notes, partially offset by repurchases of and dividends paid on our common stock. For the quarter ended March 31, 2021, net cash of $41 million was provided by financing activities, primarily due to growth in deposits, which was partially offset by net repayment of short-term borrowings, repurchases of and dividends paid on our common stock.

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

These commitments include the following:

(in thousands)	At March 31, 2022	At December 31, 2021

Unused consumer portfolio lines	$433,656	$405,992
Commercial portfolio lines (1)	807,658	820,131
Commitments to fund loans	99,648	90,852
Total	$1,340,962	$1,316,975
(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $554 million and $584 million at March 31, 2022 and December 31, 2021, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as compared to the respective regulatory requirements applicable to them:

	At March 31, 2022
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$661,438	8.99%	$294,206	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	601,438	9.48%	285,432	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	661,438	10.43%	380,576	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	802,274	12.65%	507,434	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$744,371	10.30%	$289,021	4.0%	$361,276	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	744,371	12.52%	267,492	4.5%	386,378	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	744,371	12.52%	356,657	6.0%	475,542	8.0%
Total risk-based capital (to risk-weighted assets)	786,711	13.23%	475,542	8.0%	594,428	10.0%

	At December 31, 2021
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$723,232	9.94%	$291,098	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	663,232	10.84%	275,281	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	723,232	11.82%	367,041	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	774,695	12.66%	489,388	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$727,753	10.11%	$287,990	4.0%	$359,988	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	727,753	12.87%	254,442	4.5%	367,527	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	727,753	12.87%	339,256	6.0%	452,341	8.0%
Total risk-based capital (to risk-weighted assets)	778,723	13.77%	452,341	8.0%	565,426	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At March 31, 2022, capital conservation buffers for the Company and the Bank were 4.43% and 5.23%, respectively.

The Company paid a quarterly cash dividend of $0.35 per common share in the first quarter of 2022. It is our current intention to continue to pay quarterly dividends, and on April 28, 2022 we declared another cash dividend of $0.35 per common share payable on May 24, 2022 to shareholders of record as of the close of business on May 10, 2022. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions.

We had no material commitments for capital expenditures as of March 31, 2022. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance. In this Quarterly Report on Form 10-Q, we use the following non-GAAP measures: (i) tangible common equity and tangible assets as we believe this information is consistent with the treatment by bank regulatory agencies, which excluded intangible assets from the calculation of capital ratios; and (ii) an efficiency ratio which is the ratio of noninterest expenses to the sum of net interest income and noninterest income, excluding certain items of income or expense and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income taxes and we believe including them in noninterest expenses impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income taxes.

These supplemental performance measures may vary from, and may not be comparable to, similarly titled measures provided by other companies in our industry. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirements.

We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate a comparison of our performance to prior periods. We believe these measures are frequently used by securities analysts, investors and other parties in the evaluation of companies in our industry. Rather, these non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP. In the information below, we have provided reconciliations of, where applicable, the most comparable GAAP financial measures to the non-GAAP measures used in this Quarterly Report on Form 10-Q, or a reconciliation of the non-GAAP calculation of the financial measure.

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	For the quarter ended
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021

Return on average tangible equity (annualized)
Average shareholders' equity	$698,598	$726,014	$731,719
Less: Average goodwill and other intangibles	(31,624)	(31,901)	(32,777)
Average tangible equity	$666,974	$694,113	$698,942

Net income	$19,951	$29,432	$29,663
Adjustments (tax effected)
Amortization on core deposit intangibles	191	229	236
Tangible income applicable to shareholders	$20,142	$29,661	$29,899
Ratio	12.2%	17.0%	17.3%

Efficiency ratio
Noninterest expense
Total	$54,473	$53,971	$56,608
Adjustments:
State of Washington taxes	(506)	(664)	(579)
Adjusted total	$53,967	$53,307	$56,029

Total revenues
Net interest income	$54,546	$57,084	$54,517
Noninterest income	15,558	28,620	38,833
Total	$70,104	$85,704	$93,350

Ratio	77.0%	62.2%	60.0%

Effective tax rate used in computations above	22.0%	22.0%	19.3%

	As of
(in thousands, except share data)	March 31, 2022	December 31, 2021

Tangible book value per share
Shareholders' equity	$601,231	$715,339
Less: goodwill and other intangibles	(31,464)	(31,709)
Tangible shareholder's equity	$569,767	$683,630
Common shares outstanding	18,700,536	20,085,336
Computed amount	$30.47	$34.04

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$569,767	$683,630
Tangible assets
Total assets	7,510,894	7,204,091
Less: Goodwill and other intangibles	(31,464)	(31,709)
Net	$7,479,430	$7,172,382
Ratio	7.6%	9.5%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The following table presents sensitivity gaps for these different intervals:

	At March 31, 2022
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$73,862	$—	$—	$—	$—	$—	$—	$—	$73,862
FHLB Stock	11,005	—	—	—	—	—	8,591	—	19,596
Investment securities (1)	116,067	24,487	30,364	123,751	133,930	510,943	144,098	—	1,083,640
LHFS	59,150	—	—	—	—	—	—	—	59,150
LHFI (1)	1,325,911	327,103	463,940	1,185,171	1,368,055	1,170,363	23,947	—	5,864,490
Total	1,585,995	351,590	494,304	1,308,922	1,501,985	1,681,306	176,636	—	7,100,738
Non-interest-earning assets	—	—	—	—	—	—	—	410,156	410,156
Total assets	$1,585,995	$351,590	$494,304	$1,308,922	$1,501,985	$1,681,306	$176,636	$410,156	$7,510,894
Interest-bearing liabilities:
Demand deposit accounts (2)	$591,148	$—	$—	$—	$—	$—	$—	$—	$591,148
Savings accounts (2)	309,462	—	—	—	—	—	—	—	309,462
Money market accounts (2)	2,800,215	—	—	—	—	—	—	—	2,800,215
Certificates of deposit	199,264	246,848	315,476	149,742	4,151	—	—	—	915,481
FHLB advances	273,000	—	—	—	—	—	—	—	273,000
Long-term debt (3)	61,073	—	—	—	163,064	—	—	—	224,137
Total	4,234,162	246,848	315,476	149,742	167,215	—	—	—	5,113,443
Non-interest bearing liabilities	—	—	—	—	—	—	—	1,796,220	1,796,220
Shareholders' Equity	—	—	—	—	—	—	—	601,231	601,231
Total liabilities and shareholders' equity	$4,234,162	$246,848	$315,476	$149,742	$167,215	$—	$—	$2,397,451	$7,510,894
Interest sensitivity gap	$(2,648,167)	$104,742	$178,828	$1,159,180	$1,334,770	$1,681,306	$176,636
Cumulative interest sensitivity gap
Total	$(2,648,167)	$(2,543,425)	$(2,364,597)	$(1,205,417)	$129,353	$1,810,659	$1,987,295
As a % of total assets	(35)%	(34)%	(31)%	(16)%	2%	24%	26%
As a % of cumulative interest-bearing liabilities	37%	43%	51%	76%	103%	135%	139%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of March 31, 2022, the Company is considered liability-sensitive as exhibited by the gap table but our net interest income sensitivity analysis shows positive results in the increasing interest rate scenarios. This is because of the impact of our historical deposit repricing betas which result in an assumed delay in repricing of deposits in an increasing interest rate scenario and a lower magnitude of repricing compared to the repricing of loans and other interest-earning assets. Net interest income would be expected to rise in the long term if interest rates were to rise due to the Bank’s cumulative asset-sensitive position.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of March 31, 2022 and December 31, 2021 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	At March 31, 2022		At December 31, 2021
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+200	5.9%	(14.9)%	7.8%	(5.0)%
+100	2.9%	(7.7)%	3.5%	(2.8)%
-100	(0.3)%	5.8%	(1.3)%	1.9%
-200	0.4%	9.1%	(2.5)%	(4.9)%
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

At March 31, 2022, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The changes in interest rate sensitivity between December 31, 2021 and March 31, 2022 reflected the impact of higher market interest rates, a flatter yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1LEGAL PROCEEDINGS

Because the nature of our business involves, among other things, the collection of numerous accounts, the validity of liens and compliance with various state and federal laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment and other consumer matters. We do not expect that these proceedings, taken as a whole, will have a material adverse effect on our business, financial position or our results of operations. There are currently no matters that, in the opinion of management, would have a material adverse effect on our consolidated balance sheet, results of operation or liquidity, or for which there would be a reasonable possibility of such a loss based on information known at this time.

ITEM 1ARISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer
Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the quarter ended March 31, 2022 were as follows:

(in thousands, except share and per share information)	Total shares of common stock purchased	Average price paid per share of common stock	Dollar value of remaining authorized repurchase

January	—	$—	$75,000
February	779,500	51.03	35,221
March	691,985	50.90	—
Total	1,471,485	$50.97
(1) Stock repurchases in February and March were made pursuant to a Board authorized share repurchase program approved on January 27, 2022 pursuant to which the Company could purchase up to $75 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase.

Sales of Unregistered Securities
There were no sales of unregistered securities during the first quarter of 2022.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

Not applicable.

ITEM 6EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

4.1
Indenture, dated as of January 19, 2022, between HomeStreet, Inc. and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 19, 2022).

4.2
First Supplemental Indenture, dated as of January 19, 2022, between HomeStreet, Inc. and Computershare Trust Company, N.A., as Trustee (including the form of Note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 19, 2022).

4.3
Form of 3.50% Fixed-to-Floating Rate Subordinated Note due 2032 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 19, 2022).

10.1†	HomeStreet Bank 2022 Performance-Based Award Incentive Compensation Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101 INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 6, 2022.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)