Form 10-Q
period 2022-06-30
HomeStreet, Inc.
filed 2022-08-05
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
OR
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
Yes ☐  No ☒
The number of outstanding shares of the registrant's common stock as of August 2, 2022 was 18,717,168.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank"), HomeStreet Capital Corporation ("HomeStreet Capital") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$75,277	$65,214
Investment securities	1,237,957	1,006,691
Loans held for sale ("LHFS")	47,314	176,131
Loans held for investment ("LHFI") (net of allowance for credit losses of $37,355 and $47,123)	6,722,382	5,495,726
Mortgage servicing rights ("MSRs")	114,611	100,999
Premises and equipment, net	54,213	58,154
Other real estate owned ("OREO")	1,753	735
Goodwill and other intangible assets	31,219	31,709
Other assets	298,160	268,732
Total assets	$8,582,886	$7,204,091
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,183,299	$6,146,509
Borrowings	1,458,000	41,000
Long-term debt	224,227	126,026
Accounts payable and other liabilities	136,593	175,217
Total liabilities	8,002,119	6,488,752
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 18,712,789 shares and 20,085,336 shares	224,776	249,856
Retained earnings	419,254	444,343
Accumulated other comprehensive income (loss)	(63,263)	21,140
Total shareholders' equity	580,767	715,339
Total liabilities and shareholders' equity	$8,582,886	$7,204,091
.

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021

Interest income:
Loans	$59,825	$57,078	$112,779	$110,646
Investment securities	7,379	5,010	13,345	10,961
Cash, Fed Funds and other	487	159	595	331
Total interest income	67,691	62,247	126,719	121,938
Interest expense:
Deposits	2,893	2,773	5,177	6,423
Borrowings	4,742	1,502	6,940	3,026
Total interest expense	7,635	4,275	12,117	9,449
Net interest income	60,056	57,972	114,602	112,489
Provision for credit losses	—	(4,000)	(9,000)	(4,000)
Net interest income after provision for credit losses	60,056	61,972	123,602	116,489
Noninterest income:
Net gain on loan origination and sale activities	5,292	21,271	13,566	54,730
Loan servicing income	3,661	1,931	6,965	2,679
Deposit fees	2,218	1,997	4,293	3,821
Other	1,842	3,025	3,747	5,827
Total noninterest income	13,013	28,224	28,571	67,057
Noninterest expense:
Compensation and benefits	30,191	34,378	62,222	70,213
Information services	7,780	6,949	14,842	13,733
Occupancy	5,898	5,973	12,263	12,465
General, administrative and other	6,768	5,515	15,783	13,012
Total noninterest expense	50,637	52,815	105,110	109,423
Income before income taxes	22,432	37,381	47,063	74,123
Income tax expense	4,711	8,224	9,391	15,303
Net income	$17,721	$29,157	$37,672	$58,820

Net income per share:
Basic	$0.95	$1.38	$1.97	$2.76
Diluted	0.94	1.37	1.95	2.72
Weighted average shares outstanding:
Basic	18,706,953	21,057,473	19,143,925	21,345,969
Diluted	18,834,443	21,287,974	19,310,750	21,623,298

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net income	$17,721	$29,157	$37,672	$58,820
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	(42,545)	10,236	(110,732)	(9,445)
Reclassification for net (gains) losses included in income	—	(62)	(71)	(62)
Other comprehensive income (loss) before tax	(42,545)	10,174	(110,803)	(9,507)
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	(10,211)	2,150	(26,383)	(1,983)
Reclassification for net (gains) losses included in income	—	(13)	(17)	(13)
Total	(10,211)	2,137	(26,400)	(1,996)
Other comprehensive income (loss)	(32,334)	8,037	(84,403)	(7,511)
Total comprehensive income (loss)	$(14,613)	$37,194	$(46,731)	$51,309

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended June 30, 2021
Balance, March 31, 2021	21,360,514	$269,942	$411,712	$19,809	$701,463
Net income	—	—	29,157	—	29,157
Share-based compensation expense	—	855	—	—	855
Common stock issued - Option exercise; stock grants	5,108	195	—	—	195
Other comprehensive income (loss)	—	—	—	8,037	8,037
Dividends declared on common stock ($0.25 per share)	—	—	(5,378)	—	(5,378)
Common stock repurchased	(573,963)	(10,218)	(15,380)	—	(25,598)
Balance, June 30, 2021	20,791,659	$260,774	$420,111	$27,846	$708,731

For the six months ended June 30, 2021
Balance, December 31, 2020	21,796,904	$278,505	$403,888	$35,357	$717,750
Net income	—	—	58,820	—	58,820
Share-based compensation expense	—	1,665	—	—	1,665
Common stock issued - Option exercise; stock grants	193,365	2,044	—	—	2,044
Other comprehensive income	—	—	—	(7,511)	(7,511)
Dividends declared on common stock ($0.50 per share)			(10,912)		(10,912)
Common stock repurchased	(1,198,610)	(21,440)	(31,685)	—	(53,125)
Balance, June 30, 2021	20,791,659	$260,774	$420,111	$27,846	$708,731

For the quarter ended June 30, 2022
Balance, March 31, 2022	18,700,536	$223,718	$408,442	$(30,929)	$601,231
Net income	—	—	17,721	—	17,721
Share-based compensation expense	—	1,221	—	—	1,221
Common stock issued - Stock grants	21,378	—	—	—	—
Other comprehensive income (loss)	—	—	—	(32,334)	(32,334)
Dividends declared on common stock ($0.35 per share)	—	—	(6,633)	—	(6,633)
Common stock repurchased	(9,125)	(163)	(276)	—	(439)
Balance, June 30, 2022	18,712,789	$224,776	$419,254	$(63,263)	$580,767

For the six months ended June 30, 2022
Balance, December 31, 2021	20,085,336	$249,856	$444,343	$21,140	$715,339
Net income	—	—	37,672	—	37,672
Share-based compensation expense	—	2,297	—	—	2,297
Common stock issued - Stock grants	126,218	—	—	—	—
Other comprehensive income (loss)	—	—	—	(84,403)	(84,403)
Dividends declared on common stock ($0.70 per share)	—	—	(13,797)	—	(13,797)
Common stock repurchased	(1,498,765)	(27,377)	(48,964)	—	(76,341)
Balance, June 30, 2022	18,712,789	$224,776	$419,254	$(63,263)	$580,767

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,672	$58,820
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(9,000)	(4,000)
Depreciation and amortization, premises and equipment	5,134	4,788
Amortization of premiums and discounts: securities, deposits, debt	2,036	3,204
Operating leases: excess of payments over amortization	(2,158)	(2,016)
Amortization of finance leases	293	546
Amortization of core deposit intangibles	490	587
Amortization of deferred loan fees and costs	(619)	(4,825)
Share-based compensation expense	2,297	1,665
Deferred income tax expense (benefit)	6,991	5,353
Origination of LHFS	(476,350)	(1,336,342)
Proceeds from sale of LHFS	607,523	1,380,651
Net fair value adjustment and gain on sale of LHFS	5,478	(25,441)
Origination of MSRs	(8,975)	(20,472)
Net gain on sale of loans originated as LHFI	—	(4,613)
Change in fair value of MSRs	(8,686)	4,434
Amortization of servicing rights	4,049	3,477
Net change in trading securities	(33,074)	—
(Increase) decrease in other assets	17,912	(6,414)
Increase (decrease) in accounts payable and other liabilities	(5,882)	(4,227)
Net cash provided by operating activities	145,131	55,175
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(356,539)	(86,333)
Proceeds from sale of investment securities	962	28,187
Principal payments on investment securities	64,719	114,367
Proceeds from sale of OREO	952	—
Proceeds from sale of loans originated as LHFI	—	251,474
Net increase in LHFI	(1,226,169)	(272,051)
Purchase of premises and equipment	(2,014)	(827)
Proceeds from sale of Federal Home Loan Bank stock	31,683	86,321
Purchases of Federal Home Loan Bank stock	(88,314)	(76,726)
Net cash provided by (used in) investing activities	(1,574,720)	44,412

	Six Months Ended June 30,
(in thousands)	2022	2021

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	13,710	264,898
Changes in short-term borrowings, net	1,417,000	(322,800)
Proceeds from other long-term borrowings	—	50,000
Proceeds from debt issuance, net	98,036	—
Repayment of finance lease principal	(297)	(613)
Repurchases of common stock	(75,000)	(50,001)
Proceeds from exercise of stock options	—	263
Dividends paid on common stock	(13,797)	(10,912)
Net cash provided by (used in) financing activities	1,439,652	(69,165)
Net increase in cash and cash equivalents	10,063	30,422
Cash and cash equivalents, beginning of year	65,214	58,049
Cash and cash equivalents, end of period	$75,277	$88,471
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,957	$9,517
Federal and state income taxes	310	23,367
Non-cash activities:
Increase in lease assets and lease liabilities	3,858	467
LHFI foreclosed and transferred to OREO	1,018	—
Loans transferred from LHFI to LHFS, net	7,834	128,824
Ginnie Mae loans derecognized with the right to repurchase, net	6,239	44,680
Repurchase of common stock-award shares	1,341	3,124

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

Recent Accounting Developments

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") rates expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting applied to derivatives that are affected by the transition to alternative rates. The ASUs are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of these ASUs is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326). The amendments in this ASU eliminate the accounting guidance for Troubled Debt Restructuring ("TDRs") by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower experiences financial difficulty. In addition, the amendments require that an entity disclose current period gross charge-offs by year of origination in a vintage table. We prospectively adopted the portion of ASU No. 2022-02 with respect to amendments about TDRs and related disclosure enhancements as of January 1, 2022. This adoption did not have a material impact on the Company’s financial position or results of operations. As the change is disclosure only in nature, we do not expect the vintage table disclosure requirement of ASU 2022-02 to have a material impact on the Company's financial position or results of operations when adopted.

NOTE 2–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At June 30, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$131,458	$137	$(2,664)	$128,931
Commercial	70,076	—	(6,503)	63,573
Collateralized mortgage obligations ("CMOs"):
Residential	314,451	175	(18,577)	296,049
Commercial	131,781	75	(5,265)	126,591
Municipal bonds	582,262	826	(47,735)	535,353
Corporate debt securities	31,792	—	(1,462)	30,330
U.S. Treasury securities	23,178	—	(2,248)	20,930
Total	$1,284,998	$1,213	$(84,454)	$1,201,757

HTM
Municipal bonds	$3,118	$3	$(32)	$3,089

	At December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$32,905	$396	$(338)	$32,963
Commercial	62,094	933	(235)	62,792
CMOs:
Residential	186,703	2,012	(1,321)	187,394
Commercial	135,102	1,890	(333)	136,659
Municipal bonds	516,693	24,154	(924)	539,923
Corporate debt securities	18,918	699	(1)	19,616
U.S. Treasury securities	23,348	—	(173)	23,175
Total	$975,763	$30,084	$(3,325)	$1,002,522

HTM
Municipal bonds	$4,169	$136	$—	$4,305

At June 30, 2022, the Company held $33.1 million of trading securities, consisting of US Treasury notes used as economic hedges of our mortgage servicing rights, which are carried at fair value and included as investment securities on the balance sheet. Unrealized gains, net, on trading securities, which are included in loan servicing income, were $45 thousand at June 30, 2022. For the three and six months ended June 30, 2022, trading losses of $3.1 million and $3.9 million, respectively, were recorded in servicing income on the consolidated income statements.

MBS and CMOs represent securities issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2022 and December 31, 2021, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor's Rating Services or Moody's Investors Services.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At June 30, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(2,106)	$60,558	$(558)	$2,089	$(2,664)	$62,647
Commercial	(6,503)	63,553	—	—	(6,503)	63,553
CMOs:
Residential	(14,699)	263,668	(3,878)	19,095	(18,577)	282,763
Commercial	(4,410)	98,776	(855)	7,267	(5,265)	106,043
Municipal bonds	(44,369)	449,658	(3,366)	10,638	(47,735)	460,296
Corporate debt securities	(1,462)	30,259	—	—	(1,462)	30,259
U.S. Treasury securities	(2,248)	20,930	—	—	(2,248)	20,930
Total	$(75,797)	$987,402	$(8,657)	$39,089	$(84,454)	$1,026,491
HTM
Municipal bonds	$(32)	$2,443	$—	$—	$(32)	$2,443

	At December 31, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(38)	$5,324	$(300)	$2,406	$(338)	$7,730
Commercial	(235)	18,127	—	—	(235)	18,127
CMOs:
Residential	(1,007)	53,068	(314)	7,116	(1,321)	60,184
Commercial	(135)	14,806	(198)	5,132	(333)	19,938
Municipal bonds	(914)	64,237	(10)	1,058	(924)	65,295
Corporate debt securities	(1)	3,164	—	—	(1)	3,164
U.S. Treasury securities	(173)	23,175	—	—	(173)	23,175
Total	$(2,503)	$181,901	$(822)	$15,712	$(3,325)	$197,613

The Company has evaluated AFS securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of June 30, 2022 or December 31, 2021. In addition, as of June 30, 2022 and December 31, 2021, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield:

	At June 30, 2022
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$4,122	3.55%	$16,348	3.02%	$73,618	3.46%	$441,265	2.99%	$535,353	3.05%
Corporate debt securities	—	—%	5,463	3.50%	24,867	4.34%	—	—%	30,330	4.20%
U.S. Treasury securities	—	—%	—	—%	20,930	1.16%	—	—%	20,930	1.16%
Total	$4,122	3.55%	$21,811	3.14%	$119,415	3.22%	$441,265	2.99%	$586,613	3.04%

HTM
Municipal bonds	$646	3.49%	$2,443	2.06%	$—	—%	$—	—%	$3,089	2.35%

	At December 31, 2021
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$4,933	3.79%	$14,366	3.26%	$68,025	3.60%	$452,599	3.23%	$539,923	3.28%
Corporate debt securities	—	—%	6,563	3.60%	13,053	5.03%	—	—%	19,616	4.55%
U.S. Treasury securities	—	—%	—	—%	23,175	1.27%	—	—%	23,175	1.27%
Total	$4,933	3.79%	$20,929	3.37%	$104,253	3.23%	$452,599	3.23%	$582,714	3.24%

HTM
Municipal bonds	$1,684	2.86%	$2,621	2.12%	$—	—%	$—	—%	$4,305	2.42%

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of June 30, 2022 and December 31, 2021 was 2.30% and 1.82%, respectively.

Sales of AFS investment securities were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Proceeds	$—	$28,187	$962	$28,187
Gross gains	—	288	71	288
Gross losses	—	(226)	—	(226)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At June 30, 2022	At December 31, 2021

Washington, Oregon and California to secure public deposits	$195,497	$206,153
Other securities pledged	4,787	5,258
Total securities pledged as collateral	$200,284	$211,411

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $3.1 million and $2.5 million for the quarters ended June 30, 2022 and 2021, respectively, and $5.8 million and $5.0 million for the six months ended June 30, 2022 and 2021, respectively.

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

(in thousands)	At June 30, 2022	At December 31, 2021

CRE
Non-owner occupied CRE	$711,077	$705,359
Multifamily	3,475,697	2,415,359
Construction/land development	569,896	496,144
Total	4,756,670	3,616,862
Commercial and industrial loans
Owner occupied CRE	470,259	457,706
Commercial business	393,764	401,872
Total	864,023	859,578
Consumer loans
Single family	822,389	763,331
Home equity and other	316,655	303,078
Total (1)	1,139,044	1,066,409
Total LHFI	6,759,737	5,542,849
Allowance for credit losses ("ACL")	(37,355)	(47,123)
Total LHFI less ACL	$6,722,382	$5,495,726
(1)    Includes $6.5 million and $7.3 million at June 30, 2022 and December 31, 2021, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Loans totaling $3.3 billion and $2.8 billion at June 30, 2022 and December 31, 2021, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $466 million and $419 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure borrowings from the Federal Reserve Bank of San Francisco ("FRBSF").

Credit Risk Concentrations

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At June 30, 2022 and December 31, 2021, multifamily loans in the state of California represented 36% and 33% of the total LHFI portfolio, respectively.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
During the second quarter of 2022, the historical expected loss rates decreased from December 31, 2021 due to minimal charge-offs, improving portfolio credit distribution and favorable product mix risk composition. During the second quarter of 2022, the qualitative factors decreased significantly due to the continued favorable performance and outlook of the impact of the COVID-19 pandemic on our loan portfolio, which resulted in no COVID-19 management overlay. As of June 30, 2022, the Bank expects that the markets in which it operates will have declining collateral values and a stable economic outlook over the two-year forecast period.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $2.8 million and $2.4 million at June 30, 2022 and December 31, 2021, respectively.
The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $20.6 million and $17.8 million at June 30, 2022 and December 31, 2021, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Beginning balance	$37,944	$64,047	$47,123	$64,294
Provision for credit losses	(216)	(4,145)	(9,439)	(4,516)
Net (charge-offs) recoveries	(373)	(5)	(329)	119
Ending balance	$37,355	$59,897	$37,355	$59,897

Allowance for unfunded commitments:
Beginning balance	$2,627	$1,959	$2,404	$1,588
Provision for credit losses	216	145	439	516
Ending balance	$2,843	$2,104	$2,843	$2,104

Provision for credit losses:
Allowance for credit losses - loans	$(216)	$(4,145)	$(9,439)	$(4,516)
Allowance for unfunded commitments	216	145	439	516
Total	$—	$(4,000)	$(9,000)	$(4,000)

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows:

	Quarter Ended June 30, 2022
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,294	$—	$—	$(114)	$2,180
Multifamily	8,427	—	—	1,647	10,074
Construction/land development
Multifamily construction	456	—	—	110	566
CRE construction	184	—	—	1	185
Single family construction	7,735	—	—	2,952	10,687
Single family construction to permanent	990	—	—	169	1,159
Total	20,086	—	—	4,765	24,851
Commercial and industrial loans
Owner occupied CRE	3,536	—	—	(2,444)	1,092
Commercial business	6,910	(649)	45	(2,728)	3,578
Total	10,446	(649)	45	(5,172)	4,670
Consumer loans
Single family	3,762	—	136	129	4,027
Home equity and other	3,650	(33)	128	62	3,807
Total	7,412	(33)	264	191	7,834
Total ACL	$37,944	$(682)	$309	$(216)	$37,355

	Quarter Ended June 30, 2021
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$9,218	$—	$—	$(141)	$9,077
Multifamily	6,969	—	—	276	7,245
Construction/land development
Multifamily construction	3,936	—	—	(3,436)	500
CRE construction	1,908	—	—	114	2,022
Single family construction	5,007	—	—	646	5,653
Single family construction to permanent	1,124	—	—	(77)	1,047
Total	28,162	—	—	(2,618)	25,544
Commercial and industrial loans
Owner occupied CRE	5,266	—	—	252	5,518
Commercial business	17,105	—	24	(1,255)	15,874
Total	22,371	—	24	(1,003)	21,392
Consumer loans
Single family	6,735	(44)	2	470	7,163
Home equity and other	6,779	(35)	48	(994)	5,798
Total	13,514	(79)	50	(524)	12,961
Total ACL	$64,047	$(79)	$74	$(4,145)	$59,897

	Six Months Ended June 30, 2022
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$7,509	$—	$—	$(5,329)	$2,180
Multifamily	5,854	—	—	4,220	10,074
Construction/land development
Multifamily construction	507	—	—	59	566
CRE construction	150	—	—	35	185
Single family construction	6,411	—	—	4,276	10,687
Single family construction to permanent	1,055	—	—	104	1,159
Total	21,486	—	—	3,365	24,851
Commercial and industrial loans
Owner occupied CRE	5,006	—	—	(3,914)	1,092
Commercial business	12,273	(660)	69	(8,104)	3,578
Total	17,279	(660)	69	(12,018)	4,670
Consumer loans
Single family	4,394	—	140	(507)	4,027
Home equity and other	3,964	(66)	188	(279)	3,807
Total	8,358	(66)	328	(786)	7,834
Total ACL	$47,123	$(726)	$397	$(9,439)	$37,355

	Six Months Ended June 30, 2021
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$8,845	$—	$—	$232	$9,077
Multifamily	6,072	—	—	1,173	7,245
Construction/land development
Multifamily construction	4,903	—	—	(4,403)	500
CRE construction	1,670	—	—	352	2,022
Single family construction	5,130	—	—	523	5,653
Single family construction to permanent	1,315	—	—	(268)	1,047
Total	27,935	—	—	(2,391)	25,544
Commercial and industrial loans
Owner occupied CRE	4,994	—	—	524	5,518
Commercial business	17,043	—	98	(1,267)	15,874
Total	22,037	—	98	(743)	21,392
Consumer loans
Single family	6,906	(114)	122	249	7,163
Home equity and other	7,416	(91)	104	(1,631)	5,798
Total	14,322	(205)	226	(1,382)	12,961
Total ACL	$64,294	$(205)	$324	$(4,516)	$59,897

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status.

	At June 30, 2022
(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$60,429	$68,503	$49,985	$142,238	$121,467	$264,425	$3,187	$843	$711,077
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	60,429	68,503	49,985	142,238	121,467	264,425	3,187	843	711,077
Multifamily
Pass	1,183,994	1,294,761	523,758	223,254	59,858	161,060	501	—	3,447,186
Special Mention	—	—	8,676	19,835	—	—	—	—	28,511
Substandard	—	—	—	—	—	—	—	—	—
Total	1,183,994	1,294,761	532,434	243,089	59,858	161,060	501	—	3,475,697
Multifamily construction
Pass	(179)	17,954	25,601	—	—	—	—	—	43,376
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	(179)	17,954	25,601	—	—	—	—	—	43,376
CRE construction
Pass	—	14,146	3,957	—	1,887	534	—	—	20,524
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	—	14,146	3,957	—	1,887	534	—	—	20,524
Single family construction
Pass	89,586	108,460	22,717	12,438	—	76	113,846	—	347,123
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	89,586	108,460	22,717	12,438	—	76	113,846	—	347,123
Single family construction to permanent
Current	21,192	107,448	19,654	9,856	723	—	—	—	158,873
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	21,192	107,448	19,654	9,856	723	—	—	—	158,873
Owner occupied CRE
Pass	41,637	70,204	46,819	74,726	42,438	175,013	149	1,368	452,354
Special Mention	—	—	—	—	2,439	11,916	—	—	14,355
Substandard	—	—	—	—	1,111	2,383	—	56	3,550
Total	41,637	70,204	46,819	74,726	45,988	189,312	149	1,424	470,259
Commercial business
Pass	52,389	48,098	48,079	34,689	17,952	23,204	141,298	1,999	367,708
Special Mention	—	201	26	—	194	3,523	756	201	4,901
Substandard	—	7,448	2,915	2,284	1,787	2,091	4,620	10	21,155
Total	52,389	55,747	51,020	36,973	19,933	28,818	146,674	2,210	393,764
Total commercial portfolio	$1,449,048	$1,737,223	$752,187	$519,320	$249,856	$644,225	$264,357	$4,477	$5,620,693

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At June 30, 2022
(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$123,677	$194,198	$149,161	$47,744	$48,522	$256,738	$—	$—	$820,040
Past due:
30-59 days	—	—	—	—	—	462	—	—	462
60-89 days	—	—	—	—	—	173	—	—	173
90+ days	—	—	—	432	452	830	—	—	1,714
Total	123,677	194,198	149,161	48,176	48,974	258,203	—	—	822,389
Home equity and other
Current	1,188	1,307	242	238	175	2,085	306,225	4,457	315,917
Past due:
30-59 days	3	3	13	—	—	—	191	—	210
60-89 days	—	3	—	—	—	94	99	—	196
90+ days	—	4	—	—	—	95	233	—	332
Total	1,191	1,317	255	238	175	2,274	306,748	4,457	316,655
Total consumer portfolio (1)	$124,868	$195,515	$149,416	$48,414	$49,149	$260,477	$306,748	$4,457	$1,139,044
Total LHFI	$1,573,916	$1,932,738	$901,603	$567,734	$299,005	$904,702	$571,105	$8,934	$6,759,737

(1)    Includes $6.5 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status:

	At December 31, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$68,647	$50,571	$169,711	$130,877	$100,674	$183,024	$963	$892	$705,359
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	68,647	50,571	169,711	130,877	100,674	183,024	963	892	705,359
Multifamily
Pass	1,315,204	561,666	286,826	60,372	26,065	165,225	1	—	2,415,359
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	1,315,204	561,666	286,826	60,372	26,065	165,225	1	—	2,415,359
Multifamily construction
Pass	7,825	22,863	7,173	—	—	—	—	—	37,861
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	7,825	22,863	7,173	—	—	—	—	—	37,861
CRE construction
Pass	7,694	3,960	—	1,962	—	556	—	—	14,172
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	7,694	3,960	—	1,962	—	556	—	—	14,172
Single family construction
Pass	146,595	35,640	14,509	—	—	77	99,206	—	296,027
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	146,595	35,640	14,509	—	—	77	99,206	—	296,027
Single family construction to permanent
Current	90,311	42,636	13,362	1,775	—	—	—	—	148,084
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	90,311	42,636	13,362	1,775	—	—	—	—	148,084
Owner occupied CRE
Pass	70,902	47,536	57,423	47,716	67,042	106,659	798	2,839	400,915
Special Mention	—	—	—	2,196	6,019	145	—	60	8,420
Substandard	—	—	18,665	1,111	10,151	18,444	—	—	48,371
Total	70,902	47,536	76,088	51,023	83,212	125,248	798	2,899	457,706
Commercial business
Pass	88,139	51,453	44,882	24,711	11,859	21,258	112,759	2,104	357,165
Special Mention	—	—	7,396	—	4,396	—	5,613	134	17,539
Substandard	9,716	3,399	1,667	5,928	1,096	1,328	3,932	102	27,168
Total	97,855	54,852	53,945	30,639	17,351	22,586	122,304	2,340	401,872
Total commercial portfolio	$1,805,033	$819,724	$621,614	$276,648	$227,302	$496,716	$223,272	$6,131	$4,476,440

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At December 31, 2021
(in thousands)	2021	2020	2019	2018	2017	2016 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$176,110	$156,360	$62,369	$66,063	$95,988	$204,229	$—	$—	$761,119
Past due:
30-59 days	—	—	291	—	—	—	—	—	291
60-89 days	—	—	—	—	314	471	—	—	785
90+ days	—	—	561	452	—	123	—	—	1,136
Total	176,110	156,360	63,221	66,515	96,302	204,823	—	—	763,331
Home equity and other
Current	2,005	474	393	532	516	2,609	290,512	5,273	302,314
Past due:
30-59 days	—	3	—	—	—	94	40	—	137
60-89 days	—	—	—	—	—	—	12	62	74
90+ days	3	—	—	—	—	6	544	—	553
Total	2,008	477	393	532	516	2,709	291,108	5,335	303,078
Total consumer portfolio (1)	$178,118	$156,837	$63,614	$67,047	$96,818	$207,532	$291,108	$5,335	$1,066,409
Total LHFI	$1,983,151	$976,561	$685,228	$343,695	$324,120	$704,248	$514,380	$11,466	$5,542,849

(1)    Includes $7.3 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At June 30, 2022
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,111	$—	$1,410	$—	$2,521
Commercial business	362	—	562	4	928
Total collateral-dependent loans	$1,473	$—	$1,972	$4	$3,449

	At December 31, 2021
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,111	$—	$2,456	$—	$3,567
Commercial business	362	27	562	286	1,237
Total	1,473	27	3,018	286	4,804
Consumer loans
Single family	—	1,598	—	—	1,598
Home equity loans and other	—	19	—	—	19
Total	—	1,617	—	—	1,617
Total collateral-dependent loans	$1,473	$1,644	$3,018	$286	$6,421

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At June 30, 2022		At December 31, 2021
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

Commercial and industrial loans
Owner occupied CRE	$2,521	$2,521	$3,568	$3,568
Commercial business	928	1,405	1,210	5,023
Total	3,449	3,926	4,778	8,591
Consumer loans
Single family	495	4,186	1,324	2,802
Home equity and other	4	970	23	808
Total	499	5,156	1,347	3,610
Total nonaccrual loans	$3,948	$9,082	$6,125	$12,201

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At June 30, 2022
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$711,077	$711,077
Multifamily	—	—	—		—	—	3,475,697	3,475,697
Construction/land development
Multifamily construction	—	—	—		—	—	43,376	43,376
CRE construction	—	—	—		—	—	20,524	20,524
Single family construction	—	—	—		—	—	347,123	347,123
Single family construction to permanent	—	—	—		—	—	158,873	158,873
Total	—	—	—		—	—	4,756,670	4,756,670
Commercial and industrial loans
Owner occupied CRE	—	—	—		2,521	2,521	467,738	470,259
Commercial business	870	7	—		1,405	2,282	391,482	393,764
Total	870	7	—		3,926	4,803	859,220	864,023
Consumer loans
Single family	2,384	1,505	7,010	(2)	4,186	15,085	807,304	822,389
Home equity and other	38	197	—		970	1,205	315,450	316,655
Total	2,422	1,702	7,010		5,156	16,290	1,122,754	1,139,044	(1)
Total loans	$3,292	$1,709	$7,010		$9,082	$21,093	$6,738,644	$6,759,737
%	0.05%	0.03%	0.10%		0.13%	0.31%	99.69%	100.00%

	At December 31, 2021
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$705,359	$705,359
Multifamily	—	—	—		—	—	2,415,359	2,415,359
Construction/land development
Multifamily construction	—	—	—		—	—	37,861	37,861
CRE construction	—	—	—		—	—	14,172	14,172
Single family construction	—	—	—		—	—	296,027	296,027
Single family construction to permanent	—	—	—		—	—	148,084	148,084
Total	—	—	—		—	—	3,616,862	3,616,862
Commercial and industrial loans
Owner occupied CRE	—	—	—		3,568	3,568	454,138	457,706
Commercial business	198	—	—		5,023	5,221	396,651	401,872
Total	198	—	—		8,591	8,789	850,789	859,578
Consumer loans
Single family	892	820	6,717	(2)	2,802	11,231	752,100	763,331
Home equity and other	118	74	—		808	1,000	302,078	303,078
Total	1,010	894	6,717		3,610	12,231	1,054,178	1,066,409	(1)
Total loans	$1,208	$894	$6,717		$12,201	$21,020	$5,521,829	$5,542,849
%	0.02%	0.02%	0.12%		0.22%	0.38%	99.62%	100.00%
(1)Includes $6.5 million and $7.3 million of loans at June 30, 2022 and December 31, 2021, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $10.2 million and $8.4 million at June 30, 2022 and December 31, 2021, respectively.

Loan Modifications

The Company provides modifications to borrowers experiencing financial difficulty which may include delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications in the quarter and six months ended June 30, 2022 did not have a material impact on the ACL. The following tables provide information related to loans modified during the quarter and six months ended June 30, 2022 to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

(in thousands)	Significant Payment Delay
	Quarter Ended June 30, 2022		Six Months Ended June 30, 2022
Loan Type	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$340	0.04%	$340	0.04%
Home equity and other	—	—%	70	0.02%

(in thousands)	Term Extension
	Quarter Ended June 30, 2022		Six Months Ended June 30, 2022
Loan Type	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$1,578	0.40%	$1,578	0.40%
Single family	236	0.03%	272	0.03%

(in thousands)	Interest Rate Reduction and Term Extension
	Quarter Ended June 30, 2022		Six Months Ended June 30, 2022
Loan Type	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$—	—%	$823	0.10%

(in thousands)	Significant Payment Delay and Term Extension
	Quarter Ended June 30, 2022		Six Months Ended June 30, 2022
Loan Type	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$4,048	0.49%	$10,084	1.23%
Home equity and other	—	—%	52	0.02%

(in thousands)	Interest Rate Reduction, Significant Payment Delay and Term Extension
	Quarter Ended June 30, 2022		Six Months Ended June 30, 2022
Loan Type	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$2,775	0.34%	$6,898	0.84%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Interest Rate Reduction
	Quarter Ended June 30, 2022	Six Months Ended June 30, 2022
Single family	Reduced weighted-average contractual interest rate from 4.79% to 3.56%.	Reduced weighted-average contractual interest rate from 4.35% to 3.36%.

Significant Payment Delay
	Quarter Ended June 30, 2022	Six Months Ended June 30, 2022
Single family	Provided payment deferrals to borrowers. A weighted average 0.51% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.20% of loan balances were capitalized and added to the remaining term of the loan.
Home equity and other	—	Provided payment deferrals to borrowers. A weighted average 3.41% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
	Quarter Ended June 30, 2022	Six Months Ended June 30, 2022
Commercial business	Added a weighted average 0.8 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 0.8 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Single family	Added a weighted average 6.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 4.5 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Home equity and other	—	Added a weighted average 16.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

In the quarter ended June 30, 2022 there were no loans that were modified to borrowers experiencing financial difficulty during the three months ended March 31, 2022 that subsequently had a payment default.

The following table depicts the payment status of loans that have been modified to borrowers experiencing financial difficulty during the three months ended March 31, 2022:

	Payment Status (Amortized Cost Basis) at June 30, 2022
Loan Type	Current	30-89 Days Past Due	90+ Days Past Due
Single family	$11,018	$—	$—
Home equity and other	122	—	—
Total	$11,140	$—	$—

NOTE 4–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At June 30, 2022		At December 31, 2021
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,640,651	—%	$1,617,069	—%
Interest-bearing demand deposits	590,889	0.10%	513,810	0.10%
Savings	302,359	0.06%	302,389	0.06%
Money market	2,679,865	0.35%	2,806,313	0.15%
Certificates of deposit	969,535	0.48%	906,928	0.51%
Total	$6,183,299	0.24%	$6,146,509	0.15%

Certificates of deposit outstanding mature as follows:

(in thousands)	June 30, 2022

Within one year	$856,617
One to two years	94,266
Two to three years	13,974
Three to four years	2,964
Four to five years	1,708
Thereafter	6
Total	$969,535

The aggregate amount of certificate of deposits in denominations of more than the FDIC limit of $250 thousand at June 30, 2022 and December 31, 2021 were $91 million and $108 million, respectively. There were $270 million and $145 million of brokered deposits at June 30, 2022 and December 31, 2021, respectively.

NOTE 5–LONG-TERM DEBT:

At June 30, 2022 the Company had outstanding $98 million of subordinated notes (the "Sub Notes") that were issued in January 2022. Interest on the Notes accrue at a rate equal to 3.5% per annum until January 30, 2027, payable semiannually in arrears. From and including January 30, 2027, to, but excluding, the maturity date or the date of earlier redemption, the Notes will bear interest equal to the three-month term Secured Overnight Financing Rate plus 215 basis points, payable quarterly in arrears.

At June 30, 2022 and December 31, 2021, the Company had outstanding $64 million of Senior Notes which bear interest at a rate of 6.50% and mature in 2026.

The Company issued trust preferred securities during the period from 2005 through 2007, resulting in a debt balance of $62 million that remains outstanding at June 30, 2022 and December 31, 2021. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

The Subordinated Debt Securities outstanding as of June 30, 2022 and December 31, 2021 are as follows:

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

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives, which are included in other assets or accounts payable and other liabilities on the consolidated balance sheet, consist of the following:

	At June 30, 2022
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$224,930	$1,058	$(902)
Interest rate lock commitments	56,757	737	(415)
Interest rate swaps	260,362	9,211	(9,211)
Futures	36,800	—	(143)
Options	26,000	199	—
Total derivatives before netting	$604,849	11,205	(10,671)
Netting adjustment/Cash collateral (1)		(10,035)	(93)
Carrying value on consolidated balance sheet		$1,170	$(10,764)

	At December 31, 2021
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$793,208	$723	$(640)
Interest rate lock commitments	115,025	2,487	(3)
Interest rate swaps	287,352	4,381	(4,541)
Futures	139,900	334	—
Total derivatives before netting	$1,335,485	7,925	(5,184)
Netting adjustment/Cash collateral (1)		1,355	3,921
Carrying value on consolidated balance sheet		$9,280	$(1,263)
(1)    Includes net cash collateral received of $10.1 million and paid of $5.3 million at June 30, 2022 and December 31, 2021, respectively.

The following table presents gross fair value and net carrying value information for derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At June 30, 2022
Derivative assets	$11,205	$(10,035)	$1,170
Derivative liabilities	(10,671)	(93)	(10,764)
At December 31, 2021
Derivative assets	$7,925	$1,355	$9,280
Derivative liabilities	(5,184)	3,921	(1,263)

(1) Includes net cash collateral received of $10.1 million and paid of $5.3 million at June 30, 2022 and December 31, 2021, respectively.
The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets. Payables related to cash collateral that has been received from counterparties is included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At June 30, 2022 and December 31, 2021, the Company had liabilities of $10.2 million and zero, respectively, in cash collateral received from counterparties and receivables of $0.1 million and $5.3 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$2,650	$(7,267)	$7,263	$(3,409)
Loan servicing income (loss) (2)	(2,190)	5,024	(11,629)	(7,567)
Other (3)	1	(35)	160	264

(1)Comprised of IRLCs and forward contracts used as an economic hedge of loans held for sale.
(2)Comprised of interest rate swaps, interest rate swaptions, futures, US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers.

The notional amount of open interest rate swap agreements executed with commercial banking customers at June 30, 2022 and December 31, 2021 were $260 million and $287 million, respectively.

NOTE 7–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

(in thousands)	At June 30, 2022	At December 31, 2021

Single family	$35,853	$128,041
CRE, multifamily and SBA	11,461	48,090
Total	$47,314	$176,131

Loans sold consisted of the following for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Single family	$187,623	$627,282	$510,693	$1,200,322
CRE, multifamily and SBA	50,292	138,421	99,429	396,138
Total	$237,915	$765,703	$610,122	$1,596,460

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Single family	$3,949	$15,836	$10,118	$42,023
CRE, multifamily and SBA	1,343	5,435	3,448	12,707
Total	$5,292	$21,271	$13,566	$54,730

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At June 30, 2022	At December 31, 2021

Single family	$5,535,691	$5,539,180
CRE, multifamily and SBA	1,998,335	2,031,087
Total	$7,534,026	$7,570,267

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud.

The following is a summary of changes in the Company's liability for estimated single-family mortgage repurchase losses:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$1,638	$1,941	$1,312	$2,122
Additions, net of adjustments (1)	133	(26)	491	(46)
Realized (losses) recoveries, net (2)	(280)	(303)	(312)	(464)
Balance, end of period	$1,491	$1,612	$1,491	$1,612

(1) Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2) Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $2.0 million and $1.9 million were recorded in other assets as of June 30, 2022 and December 31, 2021, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At June 30, 2022 and December 31, 2021, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $6.1 million and $12.3 million, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Servicing income, net:
Servicing fees and other	$9,507	$9,245	$17,828	$18,158
Amortization of single family MSRs (1)	(2,515)	(5,181)	(5,940)	(10,874)
Amortization of multifamily and SBA MSRs	(2,337)	(2,133)	(4,049)	(3,477)
Total	4,655	1,931	7,839	3,807
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	4,323	(5,024)	14,626	6,439
Net gain (loss) from economic hedging	(5,317)	5,024	(15,500)	(7,567)
Total	(994)	—	(874)	(1,128)
Loan servicing income (loss)	$3,661	$1,931	$6,965	$2,679
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Beginning balance	$72,378	$62,352	$61,584	$49,966
Additions and amortization:
Originations	2,295	7,725	6,211	14,341
Amortization (1)	(2,515)	(5,181)	(5,940)	(10,874)
Net additions and amortization	(220)	2,544	271	3,467
Changes in fair value assumptions (2)	4,323	(5,024)	14,626	6,439
Ending balance	$76,481	$59,872	$76,481	$59,872

(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2022	2021	2022	2021

Constant prepayment rate ("CPR") (2)	11.42%	8.33%	10.14%	8.35%
Discount rate	9.83%	8.48%	8.90%	8.43%
(1) Based on a weighted average.
(2) Represents an expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At June 30, 2022		At December 31, 2021
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs	6.01% - 11.85%	8.55%	7.90% - 17.35%	10.35%
Discount Rates	8.76% - 15.91%	9.65%	6.94% - 13.96%	7.97%
(1) Weighted averages of all the inputs within the range.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At June 30, 2022

Fair value of single family MSR	$76,481
Expected weighted-average life (in years)	7.64
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(1,003)
Impact on fair value of 50 basis points adverse change in interest rates	$(2,338)
Discount rate
Impact on fair value of 100 basis points increase	$(3,430)
Impact on fair value of 200 basis points increase	$(6,597)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Beginning balance	$39,279	$39,626	$39,415	$35,774
Originations	1,188	1,620	2,764	6,816
Amortization	(2,337)	(2,133)	(4,049)	(3,477)
Ending balance	$38,130	$39,113	$38,130	$39,113
NOTE 8–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of June 30, 2022 and December 31, 2021, the total unpaid principal balance of loans sold under this program was $1.8 billion and $1.9 billion, respectively. The Company's reserve liability related to this arrangement totaled $0.7 million and $0.6 million at June 30, 2022 and December 31, 2021, respectively. There were no actual losses incurred under this arrangement during the quarters or six months ended June 30, 2022 and 2021.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.5 billion at both June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets, of $1.5 million and $1.3 million, respectively.

NOTE 9–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021

Net income	$17,721	$29,157	$37,672	$58,820

Weighted average shares:
Basic weighted-average number of common shares outstanding	18,706,953	21,057,473	19,143,925	21,345,969
Dilutive effect of outstanding common stock equivalents	127,490	230,501	166,825	277,329
Diluted weighted-average number of common shares outstanding	18,834,443	21,287,974	19,310,750	21,623,298
Net income per share:
Basic earnings per share	$0.95	$1.38	$1.97	$2.76
Diluted earnings per share	0.94	1.37	1.95	2.72

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$33,081	$33,081	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	128,931	—	126,843	2,088
Commercial	63,573	—	63,573	—
Collateralized mortgage obligations:
Residential	296,049	—	296,049	—
Commercial	126,591	—	126,591	—
Municipal bonds	535,353	—	535,353	—
Corporate debt securities	30,330	—	30,258	72
U.S. Treasury securities	20,930	—	20,930	—
Single family LHFS	35,853	—	35,853	—
Single family LHFI	6,508	—	—	6,508
Single family mortgage servicing rights	76,481	—	—	76,481
Derivatives
Forward sale commitments	1,058	—	1,058	—
Options	199	199	—	—
Interest rate lock commitments	737	—	—	737
Interest rate swaps	9,211	—	9,211	—
Total assets	$1,364,885	$33,280	$1,245,719	$85,886
Liabilities:
Derivatives
Futures	$143	$143	$—	$—
Forward sale commitments	902	—	902	—
Interest rate lock commitments	415	—	—	415
Interest rate swaps	9,211	—	9,211	—
Total liabilities	$10,671	$143	$10,113	$415

	At December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$32,963	$—	$30,556	$2,407
Commercial	62,792	—	62,792	—
Collateralized mortgage obligations:
Residential	187,394	—	187,394	—
Commercial	136,659	—	136,659	—
Municipal bonds	539,923	—	539,923	—
Corporate debt securities	19,616	—	19,541	75
U.S. Treasury securities	23,175	—	23,175	—
Single family LHFS	128,041	—	128,041	—
Single family LHFI	7,287	—	—	7,287
Single family mortgage servicing rights	61,584	—	—	61,584
Derivatives
Futures	334	334	—	—
Forward sale commitments	723	—	723	—
Interest rate lock commitments	2,487	—	—	2,487
Interest rate swaps	4,381	—	4,381	—
Total assets	$1,207,359	$334	$1,133,185	$73,840
Liabilities:
Derivatives
Forward sale commitments	$640	$—	$640	$—
Interest rate lock commitments	3	—	—	3
Interest rate swaps	4,541	—	4,541	—
Total liabilities	$5,184	$—	$5,181	$3

There were no transfers between levels of the fair value hierarchy during the quarters and six months ended June 30, 2022 and 2021.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarters and six months ended June 30, 2022 and 2021, see Note 7, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $6.5 million and $7.3 million at June 30, 2022 and December 31, 2021, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

June 30, 2022
Investment securities AFS	$2,160	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	6,508	Income approach	Implied spread to benchmark interest rate curve	2.80%	5.04%	3.40%
Interest rate lock commitments, net	322	Income approach	Fall-out factor	0.10%	20.56%	7.67%
			Value of servicing	0.52%	1.25%	0.96%
December 31, 2021
Investment securities AFS	$2,482	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	7,287	Income approach	Implied spread to benchmark interest rate curve	2.39%	7.96%	3.56%
Interest rate lock commitments, net	2,484	Income approach	Fall-out factor	0.15%	21.93%	8.44%
			Value of servicing	0.35%	1.46%	1.15%

We had no LHFS where the fair value was not derived with significant observable inputs at June 30, 2022 and December 31, 2021.

The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Quarter Ended June 30, 2022
Investment securities AFS	$2,307	$—	$—	$(49)	$(98)	$2,160
Single family LHFI	6,981	—	—	—	(473)	6,508
Quarter Ended June 30, 2021
Investment securities AFS	$2,490	$—	$—	$(48)	$108	$2,550
Single family LHFI	4,324	785	—	—	98	5,207
Six Months Ended June 30, 2022
Investment securities AFS	$2,482	$—	$—	$(97)	$(225)	$2,160
Single family LHFI	7,287	—	—	—	(779)	6,508
Six Months Ended June 30, 2021
Investment securities AFS	$2,710	$—	$—	$(96)	$(64)	$2,550
Single family LHFI	7,108	1,145	—	(3,191)	145	5,207
(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Beginning balance, net	$78	$6,488	$2,484	$17,392
Total realized/unrealized gains (losses)	1,338	7,282	(839)	3,813
Settlements	(1,094)	(7,877)	(1,323)	(15,312)
Ending balance, net	$322	$5,893	$322	$5,893

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

For the quarter and six months ended June 30, 2022, no assets classified as Level 3 had changes in their recorded fair value. The following table presents assets classified as Level 3 that had changes in their recorded fair value for the periods indicated and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value	Total Gains (Losses)

At or for the Quarter and Six Months Ended June 30, 2021
LHFI (1)	$741	$(62)
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$75,277	$75,277	$75,277	$—	$—
Investment securities HTM	3,118	3,089	—	3,089	—
LHFI	6,715,874	6,473,097	—	—	6,473,097
LHFS – multifamily and other	11,461	11,552	—	11,552	—
Mortgage servicing rights – multifamily and SBA	38,130	42,324	—	—	42,324
Federal Home Loan Bank stock	66,992	66,992	—	66,992	—
Other assets - GNMA EBO loans	6,102	6,102	—	—	6,102
Liabilities:
Certificates of deposit	$969,535	$956,983	$—	$956,983	$—
Borrowings	1,458,000	1,457,994		1,457,994
Long-term debt	224,227	209,842	—	209,842	—

	At December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$65,214	$65,214	$65,214	$—	$—
Investment securities HTM	4,169	4,305	—	4,305	—
LHFI	5,488,439	5,588,719	—	—	5,588,719
LHFS – multifamily and other	48,090	48,425	—	48,425	—
Mortgage servicing rights – multifamily and SBA	39,415	43,199	—	—	43,199
Federal Home Loan Bank stock	10,361	10,361	—	10,361	—
Other assets-GNMA EBO loans	12,342	12,342	—	—	12,342
Liabilities:
Certificates of deposit	$906,928	$906,064	$—	$906,064	$—
Borrowings	41,000	41,000	—	41,000	—
Long-term debt	126,026	116,845	—	116,845	—

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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At June 30, 2022			At December 31, 2021
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$35,853	$35,684	$169	$128,041	$124,933	$3,108

NOTE 11–SUBSEQUENT EVENT:

On July 28, 2022 the Board authorized a dividend of $0.35 per share, payable on August 23, 2022 to shareholders of record on August 9, 2022.

On July 29, 2022, we closed a sale of five retail deposit branches in eastern Washington, including the branches' lending businesses and employees, for an estimated gain of $4 million. The balance of deposits, loans and other assets sold were $185 million, $42 million and $2 million, respectively.

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

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of the loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and losses given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model and to assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade for all periods, the amount of the ACL at June 30, 2022 would increase by approximately $12 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

The valuation of MSRs is based on various assumptions which are set forth in Note 7–Mortgage Banking Operations of the financial statements. Note 7 also provides sensitivity analysis based on the assumptions used. The sensitivity analyses are hypothetical and have been provided to indicate the potential impact that changes in assumptions may have on the estimate of the fair value of MSRs.

Summary Financial Data

	Quarter Ended		Six Months Ended June 30,
(in thousands, except per share data and FTE data)	June 30, 2022	March 31, 2022	2022	2021

Select Income Statement data:
Net interest income	$60,056	$54,546	$114,602	$112,489
Provision for credit losses	—	(9,000)	(9,000)	(4,000)
Noninterest income	13,013	15,558	28,571	67,057
Noninterest expense	50,637	54,473	105,110	109,423
Net income:
Before income taxes	22,432	24,631	47,063	74,123
Total	17,721	19,951	37,672	58,820
Net income per share - diluted	0.94	1.01	1.95	2.72
Select Performance Ratios:
Return on average equity - annualized	11.8%	11.6%	11.7%	16.4%
Return on average tangible equity - annualized (1)	12.6%	12.2%	12.4%	17.3%
Return on average assets - annualized	0.89%	1.10%	0.99%	1.62%
Efficiency ratio (1)	68.5%	77.0%	72.7%	61.3%
Net interest margin	3.27%	3.27%	3.28%	3.37%
Other data
Full time equivalent employees	956	962	956	997

(1)Return on average tangible equity and the efficiency ratio are non-GAAP financial measures. For a reconciliation of return on average tangible equity to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of
(in thousands, except share and per share data)	June 30, 2022	December 31, 2021

Selected Balance Sheet Data
Loans held for sale	$47,314	$176,131
Loans held for investment, net	6,722,382	5,495,726
ACL	37,355	47,123
Investment securities	1,237,957	1,006,691
Total assets	8,582,886	7,204,091
Deposits	6,183,299	6,146,509
Borrowings	1,458,000	41,000
Long-term debt	224,227	126,026
Total shareholders' equity	580,767	715,339
Other data:
Book value per share	$31.04	$35.61
Tangible book value per share (1)	$29.37	$34.04
Total equity to total assets	6.8%	9.9%
Tangible common equity to tangible assets (1)	6.4%	9.5%
Shares outstanding at period end	18,712,789	20,085,336
Loans to deposit ratio	110.1%	93.0%

Credit Quality:
ACL to total loans (2)	0.56%	0.88%
ACL to nonaccrual loans	411.3%	386.2%
Nonaccrual loans to total loans	0.13%	0.22%
Nonperforming assets to total assets	0.13%	0.18%
Nonperforming assets	$10,835	$12,936
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio	9.78%	10.11%
Total risk-based capital	12.29%	13.77%
Company
Tier 1 leverage ratio	8.38%	9.94%
Total risk-based capital	11.49%	12.66%
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

Current Developments
As part of our business strategy, we are focusing on growing our loan portfolio and leveraging our existing operating expense infrastructure. Increases in our loan portfolio will have the effect of increasing our level of net interest income in future periods, a more stable source of revenues as compared to gain on loan origination and sale activities. As part of this strategy, we did not sell any multifamily portfolio loans in the first six months of 2022.

In July 2022, we closed a sale of five retail deposit branches in eastern Washington, including the branches' lending businesses and employees. This sale allows us to focus our retail banking branch strategy on the larger metropolitan markets in the western United States.

Management's Overview of the Second Quarter 2022 Financial Performance

Second Quarter of 2022 Compared to the First Quarter of 2022

General: Our net income and income before taxes were $17.7 million and $22.4 million, respectively, in the second quarter of 2022, as compared to $20.0 million and $24.6 million, respectively, in the first quarter of 2022. The $2.2 million decrease in income before taxes was due to lower recovery of our allowance for credit losses and lower noninterest income, partially offset by higher net interest income and lower noninterest expense.

Income Taxes: Our effective tax rate was 21.0% in the second quarter of 2022 as compared to 19.0% in first quarter of 2022 and a statutory rate of 23.9%. Our effective tax rate was lower than our statutory rate due to the benefits of tax advantaged investments. Additionally, our effective tax rate in the first quarter of 2022 was lower than the second quarter of 2022 due to reductions in taxes on income related to excess tax benefits resulting from the vesting of stock awards during the first quarter.

Net Interest Income: The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin:

	Quarter Ended
	June 30, 2022			March 31, 2022
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$6,231,081	$60,008	3.82%	$5,691,316	$53,135	3.74%
Investment securities (1)	1,134,929	8,415	2.97%	1,028,971	6,671	2.59%
FHLB Stock, Fed Funds and other	80,998	487	2.38%	65,918	108	0.65%
Total interest-earning assets	7,447,008	68,910	3.68%	6,786,205	59,914	3.54%
Noninterest-earning assets	498,290			577,384
Total assets	$7,945,298			$7,363,589
Liabilities and shareholders' equity:
Interest-bearing deposits: (2)
Demand deposits	$552,749	$177	0.13%	$525,608	$143	0.11%
Money market and savings	3,050,173	1,615	0.21%	3,101,607	1,121	0.15%
Certificates of deposit	961,052	1,101	0.46%	886,416	1,020	0.47%
Total	4,563,974	2,893	0.25%	4,513,631	2,284	0.21%
Borrowings:
Borrowings	761,606	2,338	1.21%	64,557	91	0.56%
Long-term debt	224,167	2,404	4.28%	204,553	2,107	4.12%
Total interest-bearing liabilities	5,549,747	7,635	0.55%	4,782,741	4,482	0.38%
Noninterest-bearing liabilities:
Demand deposits (2)	1,668,631			1,744,202
Other liabilities	123,256			138,048
Total liabilities	7,341,634			6,664,991
Shareholders' equity	603,664			698,598
Total liabilities and shareholders' equity	$7,945,298			$7,363,589
Net interest income		$61,275			$55,432
Net interest rate spread			3.13%			3.16%
Net interest margin			3.27%			3.27%

(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.2 million and $0.9 million for the quarters ended June 30, 2022 and March 31, 2022. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 0.19% and 0.15% for the quarters ended June 30, 2022 and March 31, 2022, respectively.

Net interest income was $5.5 million higher in the second quarter of 2022 as compared to the first quarter of 2022 due to a 10% increase in average interest earning assets. The increase in the average balance of interest-earning assets was due to the high level of loan originations and purchases of investment securities during the second quarter. Our net interest margin stayed constant at 3.27% as a 14 basis point increase in the yield on interest-earning assets was offset by a 17 basis point increase in the cost of interest-bearing liabilities. Yields on interest-earning assets increased as the rates on loan originations and investment securities purchased during the second quarter were higher than the rates of our existing portfolios of loans and investment securities, respectively. Our cost of borrowings increased 65 basis points during the second quarter while the cost of deposits increased 4 basis points. Additionally, our average borrowings increased by $697 million to fund the growth of our interest-earning assets. The increases in yields on interest-earning assets and the rates paid on interest-bearing liabilities was due to the significant increase in market interest rates during the first half of 2022.

Provision for Credit Losses: No provision for credit losses was recorded during the second quarter of 2022 as the benefits of the continuing favorable performance of our loan portfolio was used to offset any required ACL resulting from the significant growth in our loan portfolio. As a result of the favorable performance of our loan portfolio during the first quarter, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio, we recorded a $9 million recovery of our allowance for credit losses in the first quarter of 2022.

Noninterest Income consisted of the following:

	Quarter Ended
(in thousands)	June 30, 2022	March 31, 2022

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$3,949	$6,169
CRE, multifamily and SBA	1,343	2,105
Loan servicing income	3,661	3,304
Deposit fees	2,218	2,075
Other	1,842	1,905
Total noninterest income	$13,013	$15,558
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	June 30, 2022	March 31, 2022

Single family servicing income, net
Servicing fees and other	$3,952	$3,871
Changes - amortization (1)	(2,515)	(3,425)
Net	1,437	446
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	4,323	10,303
Net gain (loss) from economic hedging	(5,317)	(10,183)
Subtotal	(994)	120
Single Family servicing income (loss)	443	566

Commercial loan servicing income:
Servicing fees and other	5,555	4,450
Amortization of capitalized MSRs	(2,337)	(1,712)
Total	3,218	2,738
Total loan servicing income	$3,661	$3,304
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income in the second quarter of 2022 as compared to the first quarter of 2022 was due to a $3.0 million decrease in gain on loan origination and sale activities due primarily to a $2.2 million decrease in single family gain on loan origination and sale activities. The decrease in single family gain on loan origination and sale activities was due to a decrease in rate lock volume as a result of the effects of increasing interest rates.

Noninterest Expense consisted of the following:

	Quarter Ended
(in thousands)	June 30, 2022	March 31, 2022

Noninterest expense
Compensation and benefits	$30,191	$32,031
Information services	7,780	7,062
Occupancy	5,898	6,365
General, administrative and other	6,768	9,015
Total noninterest expense	$50,637	$54,473

The $3.8 million decrease in noninterest expense in the second quarter of 2022 as compared to the first quarter of 2022 was primarily due to lower compensation and benefits and general, administrative and other costs, partially offset by higher information services costs. The decrease in compensation costs was due to the seasonality of certain employee benefit costs, such as employer taxes, 401k match and vacation accruals, which are higher in the first quarter of the year, and the deferred cost benefit resulting from the significantly higher level of originations in the second quarter. The increase in information services costs was due to the implementation of new systems in the second quarter and higher activity levels. Legal costs, which are included in general, administrative and other costs, were $1.7 million lower in the second quarter of 2022 as compared to first quarter of 2022 due to nonrecurring costs expended on litigation activities and legal matters in the first quarter.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

General: Our net income and income before taxes were $37.7 million and $47.1 million, respectively, in the six months ended June 30, 2022, as compared to $58.8 million and $74.1 million, respectively, in the six months ended June 30, 2021. The $27.1 million decrease in income before taxes was due to lower noninterest income, partially offset by higher net interest income, a larger recovery of our allowance for credit losses in 2022 and lower noninterest expense.
Income Taxes: Our effective tax rate during six months ended June 30, 2022 was 20.0% as compared to 20.6% in the six months ended June 30, 2021 and a statutory rate of 23.9%. Our effective tax rate for both periods was lower than our statutory rate due to the benefits of tax advantaged investments and reductions in taxes on income related to excess tax benefits resulting from the exercise and vesting of stock awards during the periods.

Net Interest Income: The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin:

	Six Months Ended June 30,
	2022			2021
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$5,962,689	$113,143	3.79%	$5,635,181	$111,020	3.93%
Investment securities (1)	1,082,243	15,302	2.83%	1,049,091	12,268	2.34%
FHLB Stock, Fed Funds and other	73,499	595	1.61%	77,315	331	0.85%
Total interest-earning assets	7,118,431	129,040	3.62%	6,761,587	123,619	3.65%
Noninterest-earning assets	537,619			564,602
Total assets	$7,656,050			$7,326,189
Interest-bearing liabilities:
Interest-bearing deposits: (2)
Demand deposits	$539,253	$320	0.12%	$517,456	$355	0.14%
Money market and savings	3,075,616	2,736	0.18%	2,936,982	2,285	0.16%
Certificates of deposit	924,062	2,121	0.46%	1,128,904	3,783	0.68%
Total	4,538,931	5,177	0.23%	4,583,342	6,423	0.28%
Borrowings:
Borrowings	415,007	2,429	1.16%	191,422	303	0.32%
Long-term debt	214,414	4,511	4.20%	125,878	2,723	4.32%
Total interest-bearing liabilities	5,168,352	12,117	0.47%	4,900,642	9,449	0.39%
Noninterest-bearing liabilities:
Demand deposits (2)	1,706,217			1,487,708
Other liabilities	130,612			212,664
Total liabilities	7,005,181			6,601,014
Shareholders' equity	650,869			725,175
Total liabilities and shareholders' equity	$7,656,050			$7,326,189
Net interest income		$116,923			$114,170
Net interest spread			3.15%			3.26%
Net interest margin			3.28%			3.37%

(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.3 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 0.17% and 0.21% for the six months ended June 30, 2022 and 2021, respectively.

Net interest income for the six months ended June 30, 2022 increased $2.1 million as compared to the six months ended June 30, 2021 due to increases in the average balance of interest earning assets, partially offset by a decrease in our net interest margin. Our net interest margin decreased from 3.37% in the six months ended June 30, 2021 compared to 3.28% in the six months ended June 30, 2022 due to an eight basis point increase in the rate paid on interest-bearing liabilities, primarily due to increases in our cost of borrowings. Our cost of borrowings increased from 32 basis points during the first six months of 2021 to 116 basis points during the first six months of 2022 due to the significant increase in market interest rates during the first half of 2022 and the impact of the $100 million subordinated notes offering completed in January 2022. The increase in interest-earning assets was due to the high level of loan originations and purchases of investment securities during the second quarter of 2022.

Provision for Credit Losses: As a result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio, we recorded a $9 million recovery of our allowance for credit losses in the six months ended June 30, 2022 compared to a $4 million recovery of our allowance for credit losses in the six months ended June 30, 2021.

Noninterest Income consisted of the following:

	Six Months Ended June 30,
(in thousands)	2022	2021

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$10,118	$42,023
Commercial	3,448	12,707
Loan servicing income	6,965	2,679
Deposit fees	4,293	3,821
Other	3,747	5,827
Total noninterest income	$28,571	$67,057
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Six Months Ended June 30,
(in thousands)	2022	2021

Single family servicing income, net
Servicing fees and other	$7,823	$7,910
Changes - amortization (1)	(5,940)	(10,874)
Net	1,883	(2,964)
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	14,626	6,439
Net gain (loss) from economic hedging	(15,500)	(7,567)
Subtotal	(874)	(1,128)
Single Family servicing income (loss)	1,009	(4,092)

Commercial loan servicing income:
Servicing fees and other	10,005	10,248
Amortization of capitalized MSRs	(4,049)	(3,477)
Total	5,956	6,771
Total loan servicing income	$6,965	$2,679

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was due to a decrease in gain on loan origination and sale activities, which was partially offset by higher loan servicing income. The $41.2 million decrease in gain on loan origination and sale activities was due to a $31.9 million decrease in single family gain on loan origination and sale activities and a $9.3 million decrease in CRE and commercial gain on loan origination and sale activities. The decrease in single family gain on loan origination and sale activities was due to a decrease in rate lock volume and margins as a result of the effects of increasing interest rates. The decrease in CRE and commercial gain on loan origination and sale activities was primarily due to an 75% decrease in the volume of loans sold. The $4.3 million increase in loan servicing income was primarily due to lower levels of prepayments.

Noninterest Expense consisted of the following:

	Six Months Ended June 30,
(in thousands)	2022	2021

Noninterest expense
Compensation and benefits	$62,222	$70,213
Information services	14,842	13,733
Occupancy	12,263	12,465
General, administrative and other	15,783	13,012
Total noninterest expense	$105,110	$109,423

The $4.3 million decrease in noninterest expense in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was due to lower compensation and benefit costs, partially offset by increases in information services and general, administrative and other expenses. The $8.0 million decrease in compensation and benefits expense is primarily due to reduced commission expense on lower loan origination volumes in our single family mortgage operations. The increase in information services costs was due to the implementation of new systems in the second quarter of 2022 and higher activity levels. The increase in general, administrative and other costs was primarily due to a $1.9 million reimbursement of legal costs received from our insurance carrier in the first six months of June 30, 2021and nonrecurring costs expended on litigation activities and legal matters in 2022.

Financial Condition

During the six months ended June 30, 2022, our total assets increased $1.4 billion due primarily to a $1.2 billion increase in loans held for investment and a $231 million increase in investment securities which were partially offset by a decrease of $129 million in loans held for sale. Loans held for investment increased due to $2.1 billion of originations, which were partially offset by prepayments and scheduled payments of $831 million. Total liabilities increased $1.5 billion due to increases in borrowings and long-term debt. The $1.4 billion increase in borrowings was used to fund the growth in our loans and investment securities. Long-term debt increased due to our $100 million subordinated notes offering completed in January 2022.

Credit Risk Management

As of June 30, 2022, our ratio of nonperforming assets to total assets remained low at 0.13% while our ratio of total loans delinquent over 30 days to total loans was 0.31%. The Company recorded a $9 million recovery of our allowance for credit losses for the six months ended June 30, 2022 as a result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio. As a result of the recovery of COVID-19 reserves, and the change in the composition of our portfolio to lower credit risk loans, specifically a higher proportion of multifamily permanent loans, our overall ratio of ACL to LHFI decreased from 0.88% at December 31, 2021 to 0.56% at June 30, 2022.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	At June 30, 2022		At December 31, 2021
(in thousands)	Amount	Rate (1)	Amount	Rate (1)

CRE
Non-owner occupied CRE	$2,180	0.31%	$7,509	1.06%
Multifamily	10,074	0.29%	5,854	0.24%
Construction/land development
Multifamily construction	566	1.30%	507	1.34%
CRE construction	185	0.90%	150	1.06%
Single family construction	10,687	3.08%	6,411	2.16%
Single family construction to permanent	1,159	0.73%	1,055	0.71%
Total	24,851	0.52%	21,486	0.59%
Commercial and industrial loans
Owner occupied CRE	1,092	0.23%	5,006	1.10%
Commercial business	3,578	0.91%	12,273	3.39%
Total	4,670	0.54%	17,279	2.11%
Consumer loans
Single family	4,027	0.56%	4,394	0.68%
Home equity and other	3,807	1.20%	3,964	1.31%
Total	7,834	0.76%	8,358	0.88%
Total ACL	$37,355	0.56%	$47,123	0.88%

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

At June 30, 2022 and December 31, 2021, the Bank had available borrowing capacity of $809 million and $1.8 billion, respectively, from the FHLB, and $323 million and $274 million, respectively, from the FRBSF and $1.0 billion and $1.0 billion under borrowing lines established with other financial institutions.

Cash Flows

For the six months ended June 30, 2022, cash and cash equivalents increased by $10 million compared to an increase of $30 million during the six months ended June 30, 2021. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2022, net cash of $145 million was provided by operating activities, primarily from cash proceeds from the sale of loans exceeding cash used to fund LHFS. For the six months ended June 30, 2021, net cash of $55 million was provided by operating activities, primarily from cash proceeds from the sale of loans exceeding cash used to fund LHFS. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt borrowings are sufficient to fund our operating liquidity needs. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months.

Cash flows from investing activities

The Company's investing activities primarily include AFS investment securities and loans originated as held for investment. For the six months ended June 30, 2022, net cash of $1.6 billion was used in investing activities primarily from the origination of LHFI net of principal repayments and the purchase of AFS investment securities. For the six months ended June 30, 2021, net cash of $44 million was provided by investing activities primarily from principal payments and the proceeds from the sale of LHFI and AFS securities, which were partially offset by the origination of LHFI and the purchase of AFS securities.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the six months ended June 30, 2022, net cash of $1.4 billion was provided by financing activities, primarily due to an increase in short-term borrowings and proceeds from the issuance of the subordinated notes, partially offset by repurchases of and dividends paid on our common stock. For the six months ended June 30, 2021, net cash of $69 million was used in financing activities, primarily due to net repayment of short-term borrowings, repurchases of and dividends paid on our common stock, which was partially offset by growth in deposits.

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

These commitments include the following:

(in thousands)	At June 30, 2022	At December 31, 2021

Unused consumer portfolio lines	$474,796	$405,992
Commercial portfolio lines (1)	836,296	820,131
Commitments to fund loans	59,450	90,852
Total	$1,370,542	$1,316,975
(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $576 million and $584 million at June 30, 2022 and December 31, 2021, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as compared to the respective regulatory requirements applicable to them:

	At June 30, 2022
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$673,552	8.38%	$321,579	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	613,552	8.66%	318,688	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	673,552	9.51%	424,917	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	814,000	11.49%	566,557	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$781,155	9.78%	$319,539	4.0%	$399,424	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	781,155	11.66%	301,423	4.5%	435,388	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	781,155	11.66%	401,897	6.0%	535,863	8.0%
Total risk-based capital (to risk-weighted assets)	823,005	12.29%	535,863	8.0%	669,828	10.0%

	At December 31, 2021
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$723,232	9.94%	$291,098	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	663,232	10.84%	275,281	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	723,232	11.82%	367,041	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	774,695	12.66%	489,388	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$727,753	10.11%	$287,990	4.0%	$359,988	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	727,753	12.87%	254,442	4.5%	367,527	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	727,753	12.87%	339,256	6.0%	452,341	8.0%
Total risk-based capital (to risk-weighted assets)	778,723	13.77%	452,341	8.0%	565,426	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At June 30, 2022, capital conservation buffers for the Company and the Bank were 3.49% and 4.29%, respectively.

The Company paid a quarterly cash dividend of $0.35 per common share in the second quarter of 2022. It is our current intention to continue to pay quarterly dividends, and on July 28, 2022 we declared another cash dividend of $0.35 per common share payable on August 23, 2022 to shareholders of record as of the close of business on August 9, 2022. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions.

We had no material commitments for capital expenditures as of June 30, 2022. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance. In this Quarterly Report on Form 10-Q, we use the following non-GAAP measures: (i) tangible common equity and tangible assets as we believe this information is consistent with the treatment by bank regulatory agencies, which excluded intangible assets from the calculation of capital ratios; and (ii) an efficiency ratio which is the ratio of noninterest expenses to the sum of net interest income and noninterest income, excluding certain items of income or expense and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income tax expenses and we believe including them in noninterest expenses impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income tax expense.

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

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	As of or for the quarter ended		As of or for the six months ended June 30,
(in thousands)	June 30, 2022	March 31, 2022	2022	2021

Return on average tangible equity (annualized)
Average shareholders' equity	$603,664	$698,598	$650,869	$725,175
Less: Average goodwill and other intangibles	(31,380)	(31,624)	(31,501)	(32,631)
Average tangible equity	$572,284	$666,974	$619,368	$692,544

Net income	$17,721	$19,951	$37,672	$58,820
Adjustments (tax effected)
Amortization on core deposit intangibles	191	191	382	465
Tangible income applicable to shareholders	$17,912	$20,142	$38,054	$59,285
Ratio	12.6%	12.2%	12.4%	17.3%

Efficiency ratio
Noninterest expense
Total	$50,637	$54,473	$105,110	$109,423
Adjustments:
Legal fees recovery	—	—	—	1,900
State of Washington taxes	(579)	(506)	(1,085)	(1,181)
Adjusted total	$50,058	$53,967	$104,025	$110,142

Total revenues
Net interest income	$60,056	$54,546	$114,602	$112,489
Noninterest income	13,013	15,558	28,571	67,057
Total	$73,069	$70,104	$143,173	$179,546

Ratio	68.5%	77.0%	72.7%	61.3%

Effective tax rate used in computations above	22.0%	22.0%	22.0%	21.0%

	As of
(in thousands, except share data)	June 30, 2022	December 31, 2021

Tangible book value per share
Shareholders' equity	$580,767	$715,339
Less: goodwill and other intangibles	(31,219)	(31,709)
Tangible shareholder's equity	$549,548	$683,630
Common shares outstanding	18,712,789	20,085,336
Computed amount	$29.37	$34.04

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$549,548	$683,630
Tangible assets
Total assets	8,582,886	7,204,091
Less: Goodwill and other intangibles	(31,219)	(31,709)
Net	$8,551,667	$7,172,382
Ratio	6.4%	9.5%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The following table presents sensitivity gaps for these different intervals:

	At June 30, 2022
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$75,277	$—	$—	$—	$—	$—	$—	$—	$75,277
FHLB Stock	58,401	—	—	—	—	—	8,591	—	66,992
Investment securities (1)	153,374	66,719	43,195	126,415	98,153	578,104	171,997	—	1,237,957
LHFS	47,314	—	—	—	—	—	—	—	47,314
LHFI (1)	1,335,906	355,752	496,392	1,325,569	1,598,687	1,627,374	20,057	—	6,759,737
Total	1,670,272	422,471	539,587	1,451,984	1,696,840	2,205,478	200,645	—	8,187,277
Non-interest-earning assets	—	—	—	—	—	—	—	395,609	395,609
Total assets	$1,670,272	$422,471	$539,587	$1,451,984	$1,696,840	$2,205,478	$200,645	$395,609	$8,582,886
Interest-bearing liabilities:
Demand deposit accounts (2)	$590,889	$—	$—	$—	$—	$—	$—	$—	$590,889
Savings accounts (2)	302,359	—	—	—	—	—	—	—	302,359
Money market accounts (2)	2,679,865	—	—	—	—	—	—	—	2,679,865
Certificates of deposit	266,924	264,622	325,071	108,240	4,672	—	6	—	969,535
FHLB advances	1,458,000	—	—	—	—	—	—	—	1,458,000
Long-term debt (3)	61,120	—	—	—	163,107	—	—	—	224,227
Total	5,359,157	264,622	325,071	108,240	167,779	—	6	—	6,224,875
Non-interest bearing liabilities	—	—	—	—	—	—	—	1,777,244	1,777,244
Shareholders' Equity	—	—	—	—	—	—	—	580,767	580,767
Total liabilities and shareholders' equity	$5,359,157	$264,622	$325,071	$108,240	$167,779	$—	$6	$2,358,011	$8,582,886
Interest sensitivity gap	$(3,688,885)	$157,849	$214,516	$1,343,744	$1,529,061	$2,205,478	$200,639
Cumulative interest sensitivity gap
Total	$(3,688,885)	$(3,531,036)	$(3,316,520)	$(1,972,776)	$(443,715)	$1,761,763	$1,962,402
As a % of total assets	(43)%	(41)%	(39)%	(23)%	(5)%	21%	23%
As a % of cumulative interest-bearing liabilities	31%	37%	44%	67%	93%	128%	132%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of June 30, 2022, the Company is considered liability-sensitive as exhibited by the gap table and our net interest income sensitivity analysis.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of June 30, 2022 and December 31, 2021 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	At June 30, 2022		At December 31, 2021
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+200	(4.6)%	(23.0)%	7.8%	(5.0)%
+100	(2.1)%	(11.7)%	3.5%	(2.8)%
-100	0.9%	10.7%	(1.3)%	1.9%
-200	5.3%	18.7%	(2.5)%	(4.9)%
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

The changes in interest rate sensitivity between December 31, 2021 and June 30, 2022 reflected the impact of higher market interest rates, a flatter yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1LEGAL PROCEEDINGS

Because the nature of our business involves, among other things, the collection of numerous accounts, the validity of liens and compliance with various state and federal laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment and other consumer matters. We do not expect that these proceedings, taken as a whole, will have a material adverse effect on our business, financial position or our results of operations. There are currently no matters that, in the opinion of management, would have a material adverse effect on our consolidated balance sheet, results of operations or liquidity, or for which there would be a reasonable possibility of such a loss based on information known at this time.

ITEM 1ARISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the updated Risk Factors below for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position.

HomeStreet’s operational systems and networks, and those of our third-party vendors, have been, and will continue to be, subject to continually evolving cybersecurity risks that have resulted in or could result in the theft, loss, misuse or disclosure of confidential client or customer information or otherwise disrupt or adversely affect our business.

As a financial institution, we are susceptible to fraudulent activity, operational and informational security breaches and cybersecurity incidents that are committed against us or our customers, employees, third-party vendors and others, which may result in financial losses or increased costs, disclosure or misuse of our information or customer information, misappropriation of assets, data privacy breaches, litigation or reputational damage. Related risks for financial institutions have increased in recent years in part because of proliferation and use of new and existing technologies to conduct financial transactions and transmit data, as well as the increased sophistication and unlawful or clandestine activities of organized crime, state-sponsored and other hackers, terrorists, activists, and other malicious external parties to engage in fraudulent activity such as phishing or check, electronic or wire fraud, unauthorized access to our controls and systems, denial or degradation of service attacks, malware and other dishonest acts. Within the financial services industry, the commercial banking sector has generally experienced, and will continue to experience, increased electronic fraudulent activity, security breaches and cybersecurity-related incidents. The nature of our industry sector exposes us to these risks because our business and operations include the protection and storage of confidential and proprietary corporate and personal information, including sensitive financial and other personal data, and any breach thereof could result in identity theft, account or credit card fraud or other fraudulent activity that could involve their accounts and business with us. The risk to our organization may be further elevated over the near term because of recent geopolitical events in Eastern Europe and Asia, which may result in increased attacks against U.S. critical infrastructure, including financial institutions.

Our computer systems, software and networks are subject to ongoing cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber-attacks; and other events. While we have experienced and continue to experience various forms of these cyber incidents in the past, we have not been materially impacted by them. There can be no assurance that cyber incidents will not occur again, and they could occur more frequently and on a more significant scale.

Our business and operations rely on the secure processing, transmission, protection and storage of confidential, private and personal information by our computer operation systems and networks, as well as our online banking or reporting systems used by customers to effect certain financial transactions, all of which are either managed directly by us or through our third-party data processing vendors. The secure maintenance and transmission of confidential information, and the execution of transactions through our systems, are critical to protecting us and our customers against fraud and security breaches and to maintain customer confidence. To access our products and services, our customers may use personal computers, smartphones, tablet PCs, and other mobile devices that function beyond our control systems. Although we believe we have invested in, and plan to continue investing in, maintaining and routinely testing adequate operational and informational security procedures and controls, we rely heavily on our third-party vendors, technologies, systems, networks and our customers' devices, all of which are the target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that have resulted in and could again in the future result in the unauthorized release, gathering, monitoring, misuse, loss, theft or destruction of our confidential, proprietary and other information or that of our customers, or that could disrupt our operations or those of our customers or third parties. Even though we have taken those actions, we may fail to anticipate or sufficiently mitigate security breaches, or we may experience data privacy breaches, that could result in losses to us or our customers, damage to our reputation, incurrence of significant costs, business disruption, our inability to grow our business and exposure to regulatory scrutiny or penalties, litigation and potential financial liability, any of which could adversely affect our business, financial condition, results of operations or capital position.

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

In addition, some of the technology we use in our regulatory compliance, including our mortgage loan origination and servicing technology, as well as other critical business activities such as core systems processing, essential web hosting and deposit and processing services, as well as security solutions, are provided by third party vendors. If those providers fail to update their systems or services in a timely manner to reflect new or changing regulations, or if our personnel operate these systems in a non-compliant manner, our ability to meet regulatory requirements may be impacted and may expose us to heightened regulatory scrutiny and the potential for monetary penalties. These vendors are also sources of operational and informational security risk to us, including from interruptions or failures of their own systems, cybersecurity or ransomware attacks, capacity constraints or failures of their own internal controls. Such third parties are targets of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers, ransomware attacks or information security breaches that have compromised and could again in the future compromise the confidential or proprietary information of HomeStreet and our customers.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
There were no sales of unregistered securities during the second quarter of 2022.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

Not applicable.

ITEM 6EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement between HomeStreet, Inc, HomeStreet Bank and John M. Michel
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101 INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 5, 2022.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)