Form 10-Q
period 2022-09-30
HomeStreet, Inc.
filed 2022-11-04
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
OR
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
Yes ☐  No ☒
The number of outstanding shares of the registrant's common stock as of October 31, 2022 was 18,722,640.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank"), HomeStreet Capital Corporation ("HomeStreet Capital") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$57,256	$65,214
Investment securities	1,311,941	1,006,691
Loans held for sale ("LHFS")	13,787	176,131
Loans held for investment ("LHFI") (net of allowance for credit losses of $37,606 and $47,123)	7,175,881	5,495,726
Mortgage servicing rights ("MSRs")	114,630	100,999
Premises and equipment, net	51,706	58,154
Other real estate owned ("OREO")	1,725	735
Goodwill and other intangible assets	30,215	31,709
Other assets	315,746	268,732
Total assets	$9,072,887	$7,204,091
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,610,231	$6,146,509
Borrowings	1,569,000	41,000
Long-term debt	224,314	126,026
Accounts payable and other liabilities	116,553	175,217
Total liabilities	8,520,098	6,488,752
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares; issued and outstanding, 18,717,557 shares and 20,085,336 shares	225,725	249,856
Retained earnings	432,995	444,343
Accumulated other comprehensive income (loss)	(105,931)	21,140
Total shareholders' equity	552,789	715,339
Total liabilities and shareholders' equity	$9,072,887	$7,204,091
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021

Interest income:
Loans	$73,329	$56,117	$186,108	$166,763
Investment securities	9,014	5,130	22,359	16,091
Cash, Fed Funds and other	1,060	141	1,655	472
Total interest income	83,403	61,388	210,122	183,326
Interest expense:
Deposits	8,321	2,507	13,498	8,930
Borrowings	12,064	1,397	19,004	4,423
Total interest expense	20,385	3,904	32,502	13,353
Net interest income	63,018	57,484	177,620	169,973
Provision for credit losses	—	(5,000)	(9,000)	(9,000)
Net interest income after provision for credit losses	63,018	62,484	186,620	178,973
Noninterest income:
Net gain on loan origination and sale activities	2,647	17,509	16,213	72,239
Loan servicing income	2,741	2,014	9,706	4,693
Deposit fees	2,223	2,091	6,516	5,912
Other	5,711	2,684	9,458	8,511
Total noninterest income	13,322	24,298	41,893	91,355
Noninterest expense:
Compensation and benefits	27,341	31,175	89,563	101,388
Information services	7,038	6,902	21,880	20,635
Occupancy	6,052	5,705	18,315	18,170
General, administrative and other	9,458	8,167	25,241	21,179
Total noninterest expense	49,889	51,949	154,999	161,372
Income before income taxes	26,451	34,833	73,514	108,956
Income tax expense	6,084	7,663	15,475	22,966
Net income	$20,367	$27,170	$58,039	$85,990

Net income per share:
Basic	$1.09	$1.32	$3.05	$4.08
Diluted	1.08	1.31	3.03	4.03
Weighted average shares outstanding:
Basic	18,716,864	20,613,290	19,000,007	21,099,059
Diluted	18,796,737	20,819,601	19,137,848	21,352,715

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Net income	$20,367	$27,170	$58,039	$85,990
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	(56,189)	(7,283)	(166,921)	(16,728)
Reclassification for net (gains) losses included in income	47	—	(24)	(62)
Other comprehensive income (loss) before tax	(56,142)	(7,283)	(166,945)	(16,790)
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	(13,485)	(1,530)	(39,868)	(3,513)
Reclassification for net (gains) losses included in income	11	—	(6)	(13)
Total	(13,474)	(1,530)	(39,874)	(3,526)
Other comprehensive income (loss)	(42,668)	(5,753)	(127,071)	(13,264)
Total comprehensive income (loss)	$(22,301)	$21,417	$(69,032)	$72,726
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended September 30, 2021
Balance, June 30, 2021	20,791,659	$260,774	$420,111	$27,846	$708,731
Net income	—	—	27,170	—	27,170
Share-based compensation expense	—	892	—	—	892
Common stock issued - Option exercise; stock grants	52,265	339	—	—	339
Other comprehensive income (loss)	—	—	—	(5,753)	(5,753)
Dividends declared on common stock ($0.25 per share)	—	—	(5,259)	—	(5,259)
Common stock repurchased	(397,276)	(5,924)	(9,820)	—	(15,744)
Balance, September 30, 2021	20,446,648	$256,081	$432,202	$22,093	$710,376

For the nine months ended September 30, 2021
Balance, December 31, 2020	21,796,904	$278,505	$403,888	$35,357	$717,750
Net income	—	—	85,990	—	85,990
Share-based compensation expense	—	2,557	—	—	2,557
Common stock issued - Option exercise; stock grants	245,630	2,383	—	—	2,383
Other comprehensive income (loss)	—	—	—	(13,264)	(13,264)
Dividends declared on common stock ($0.75 per share)			(16,171)		(16,171)
Common stock repurchased	(1,595,886)	(27,364)	(41,505)	—	(68,869)
Balance, September 30, 2021	20,446,648	$256,081	$432,202	$22,093	$710,376

For the quarter ended September 30, 2022
Balance, June 30, 2022	18,712,789	$224,776	$419,254	$(63,263)	$580,767
Net income	—	—	20,367	—	20,367
Share-based compensation expense	—	942	—	—	942
Common stock issued - Stock grants	4,328	—	—	—	—
Other comprehensive income (loss)	—	—	—	(42,668)	(42,668)
Dividends declared on common stock ($0.35 per share)	—	—	(6,638)	—	(6,638)
Common stock repurchased	440	7	12	—	19
Balance, September 30, 2022	18,717,557	$225,725	$432,995	$(105,931)	$552,789

For the nine months ended September 30, 2022
Balance, December 31, 2021	20,085,336	$249,856	$444,343	$21,140	$715,339
Net income	—	—	58,039	—	58,039
Share-based compensation expense	—	3,239	—	—	3,239
Common stock issued - Stock grants	130,546	—	—	—	—
Other comprehensive income (loss)	—	—	—	(127,071)	(127,071)
Dividends declared on common stock ($1.05 per share)	—	—	(20,435)	—	(20,435)
Common stock repurchased	(1,498,325)	(27,370)	(48,952)	—	(76,322)
Balance, September 30, 2022	18,717,557	$225,725	$432,995	$(105,931)	$552,789
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,039	$85,990
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(9,000)	(9,000)
Depreciation and amortization, premises and equipment	7,308	7,294
Amortization of premiums and discounts: investment securities, deposits, debt	2,833	4,788
Operating leases: excess of payments over amortization	(3,146)	(3,015)
Amortization of finance leases	442	786
Amortization of core deposit intangibles	728	878
Amortization of deferred loan fees and costs	(656)	(7,544)
Share-based compensation expense	3,239	2,557
Deferred income tax expense (benefit)	(4,306)	7,777
Origination of LHFS	(600,037)	(1,785,393)
Proceeds from sale of LHFS	763,057	1,932,447
Net fair value adjustment and gain on sale of LHFS	6,304	(36,359)
Origination of MSRs	(10,945)	(27,908)
Net gain on sale of loans originated as LHFI	(88)	(4,613)
Change in fair value of MSRs	(8,563)	8,267
Amortization of servicing rights	5,877	5,235
Gain on sale of branches	(4,270)	—
Net change in trading securities	(21,104)	—
(Increase) decrease in other assets	10,475	528
Increase (decrease) in accounts payable and other liabilities	13,268	(241)
Net cash provided by operating activities	209,455	182,474
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(621,813)	(112,146)
Proceeds from sale of investment securities	75,361	28,187
Principal payments on investment securities	94,739	159,037
Proceeds from sale of OREO	952	—
Proceeds from sale of loans originated as LHFI	4,613	251,474
Net cash distributed in sale of branches	(138,756)	—
Net increase in LHFI	(1,727,944)	(492,666)
Purchase of premises and equipment	(4,939)	(852)
Proceeds from sale of Federal Home Loan Bank stock	68,966	89,882
Purchases of Federal Home Loan Bank stock	(130,033)	(78,286)
Net cash used in investing activities	(2,378,854)	(155,370)

	Nine Months Ended September 30,
(in thousands)	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	631,290	538,005
Changes in short-term borrowings, net	1,528,000	(322,800)
Proceeds from other long-term borrowings	—	50,000
Repayment of other long-term borrowings	—	(50,000)
Proceeds from debt issuance, net	98,035	—
Repayment of finance lease principal	(449)	(787)
Repurchases of common stock	(75,000)	(65,001)
Proceeds from exercise of stock options	—	263
Dividends paid on common stock	(20,435)	(16,171)
Net cash provided by financing activities	2,161,441	133,509
Net increase (decrease) in cash and cash equivalents	(7,958)	160,613
Cash and cash equivalents, beginning of year	65,214	58,049
Cash and cash equivalents, end of period	$57,256	$218,662
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$29,289	$12,371
Federal and state income taxes	2,348	28,156
Non-cash activities:
Increase in lease assets and lease liabilities	4,877	910
LHFI foreclosed and transferred to OREO	1,018	—
Loans transferred from LHFI to LHFS, net	12,511	390,521
Ginnie Mae loans derecognized with the right to repurchase, net	5,567	70,197
Repurchase of common stock-award shares	1,322	3,868
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

Goodwill

Goodwill is recorded upon completion of a business combination as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill has been determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually or more frequently if events and circumstances occur that indicate it is more likely than not the fair value of the reporting unit is less than its carrying value necessitating an impairment test. Historically, the Company performed its annual impairment testing on June 30. In 2022, we moved the annual impairment testing date to August 31 and based on that testing determined goodwill was not impaired. The change in impairment date did not have a material effect on the Company’s financial position or results of operations.

Dispositions

In July 2022, we closed a sale of five retail deposit branches in eastern Washington, including the branches' lending businesses and employees. As part of this transaction, we transferred $191 million of deposits, sold $43 million of loans and recognized a gain on sale of $4.3 million.

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

NOTE 2–INVESTMENT SECURITIES:
The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At September 30, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$208,807	$—	$(9,817)	$198,990
Commercial	68,706	—	(9,834)	58,872
Collateralized mortgage obligations ("CMOs"):
Residential	489,223	12	(36,021)	453,214
Commercial	97,886	—	(7,025)	90,861
Municipal bonds	498,665	121	(70,589)	428,197
Corporate debt securities	36,733	—	(2,971)	33,762
U.S. Treasury securities	23,092	—	(3,265)	19,827
Agency debentures	3,999	5	—	4,004
Total	$1,427,111	$138	$(139,522)	$1,287,727

HTM
Municipal bonds	$3,099	$—	$(101)	$2,998

	At December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$32,905	$396	$(338)	$32,963
Commercial	62,094	933	(235)	62,792
CMOs:
Residential	186,703	2,012	(1,321)	187,394
Commercial	135,102	1,890	(333)	136,659
Municipal bonds	516,693	24,154	(924)	539,923
Corporate debt securities	18,918	699	(1)	19,616
U.S. Treasury securities	23,348	—	(173)	23,175
Total	$975,763	$30,084	$(3,325)	$1,002,522

HTM
Municipal bonds	$4,169	$136	$—	$4,305

At September 30, 2022, the Company held $21.1 million of trading securities, consisting of US Treasury notes used as economic hedges of our mortgage servicing rights, which are carried at fair value and included as investment securities on the balance sheet. Unrealized gains, net, on trading securities, which are included in loan servicing income, were $2.0 million at

September 30, 2022. For the quarter and nine months ended September 30, 2022, trading losses of $2.6 million and $6.4 million, respectively, were recorded in servicing income on the consolidated income statements.

MBS and CMOs represent securities issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2022 and December 31, 2021, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard & Poor's Rating Services or Moody's Investors Service.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At September 30, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(9,164)	$195,834	$(653)	$1,964	$(9,817)	$197,798
Commercial	(9,182)	56,380	(652)	2,476	(9,834)	58,856
CMOs:
Residential	(29,963)	407,507	(6,058)	22,157	(36,021)	429,664
Commercial	(5,731)	83,623	(1,294)	7,238	(7,025)	90,861
Municipal bonds	(62,825)	391,637	(7,764)	24,560	(70,589)	416,197
Corporate debt securities	(2,971)	33,692	—	—	(2,971)	33,692
U.S. Treasury securities	(745)	4,693	(2,520)	15,134	(3,265)	19,827
Total	$(120,581)	$1,173,366	$(18,941)	$73,529	$(139,522)	$1,246,895
HTM
Municipal bonds	$(101)	$2,998	$—	$—	$(101)	$2,998

	At December 31, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(38)	$5,324	$(300)	$2,406	$(338)	$7,730
Commercial	(235)	18,127	—	—	(235)	18,127
CMOs:
Residential	(1,007)	53,068	(314)	7,116	(1,321)	60,184
Commercial	(135)	14,806	(198)	5,132	(333)	19,938
Municipal bonds	(914)	64,237	(10)	1,058	(924)	65,295
Corporate debt securities	(1)	3,164	—	—	(1)	3,164
U.S. Treasury securities	(173)	23,175	—	—	(173)	23,175
Total	$(2,503)	$181,901	$(822)	$15,712	$(3,325)	$197,613

The Company has evaluated AFS securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of

September 30, 2022 or December 31, 2021. In addition, as of September 30, 2022 and December 31, 2021, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield:

	At September 30, 2022
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$1,112	3.94%	$5,394	2.24%	$56,905	3.36%	$364,786	2.74%	$428,197	2.82%
Corporate debt securities	—	—%	5,321	3.44%	28,441	4.39%	—	—%	33,762	4.25%
U.S. Treasury securities	—	—%	—	—%	19,827	1.10%	—	—%	19,827	1.10%
Agency debentures	4,004	4.33%	—	—%	—	—%	—	—%	4,004	4.33%
Total	$5,116	4.24%	$10,715	2.82%	$105,173	3.19%	$364,786	2.74%	$485,790	2.85%

HTM
Municipal bonds	$641	3.47%	$2,357	2.00%	$—	—%	$—	—%	$2,998	2.30%

	At December 31, 2021
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$4,933	3.79%	$14,366	3.26%	$68,025	3.60%	$452,599	3.23%	$539,923	3.28%
Corporate debt securities	—	—%	6,563	3.60%	13,053	5.03%	—	—%	19,616	4.55%
U.S. Treasury securities	—	—%	—	—%	23,175	1.27%	—	—%	23,175	1.27%
Total	$4,933	3.79%	$20,929	3.37%	$104,253	3.23%	$452,599	3.23%	$582,714	3.24%

HTM
Municipal bonds	$1,684	2.86%	$2,621	2.12%	$—	—%	$—	—%	$4,305	2.42%

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of September 30, 2022 and December 31, 2021 was 2.78% and 1.82%, respectively.

Sales of AFS investment securities were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Proceeds	$74,399	$—	$75,361	$28,187
Gross gains	1,334	—	1,405	288
Gross losses	(1,381)	—	(1,381)	(226)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At September 30, 2022	At December 31, 2021

Washington, Oregon and California to secure public deposits	$220,689	$206,153
Other securities pledged	2,053	5,258
Total securities pledged as collateral	$222,742	$211,411

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $3.1 million and $2.6 million for the quarters ended September 30, 2022 and 2021, respectively, and $8.9 million and $7.6 million for the nine months ended September 30, 2022 and 2021, respectively.

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

(in thousands)	At September 30, 2022	At December 31, 2021

CRE
Non-owner occupied CRE	$666,394	$705,359
Multifamily	3,923,946	2,415,359
Construction/land development	590,092	496,144
Total	5,180,432	3,616,862
Commercial and industrial loans
Owner occupied CRE	432,114	457,706
Commercial business	361,635	401,872
Total	793,749	859,578
Consumer loans
Single family	907,044	763,331
Home equity and other	332,262	303,078
Total (1)	1,239,306	1,066,409
Total LHFI	7,213,487	5,542,849
Allowance for credit losses ("ACL")	(37,606)	(47,123)
Total LHFI less ACL	$7,175,881	$5,495,726
(1)    Includes $5.8 million and $7.3 million at September 30, 2022 and December 31, 2021, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Loans totaling $3.8 billion and $2.8 billion at September 30, 2022 and December 31, 2021, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $501 million and $419 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure borrowings from the Federal Reserve Bank of San Francisco ("FRBSF").

Credit Risk Concentrations

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At September 30, 2022 and December 31, 2021, multifamily loans in the state of California represented 37% and 33% of the total LHFI portfolio, respectively.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
During the third quarter of 2022, the historical expected loss rates decreased from December 31, 2021 due to minimal charge-offs and favorable product mix risk composition. During the third quarter of 2022, the qualitative factors decreased significantly due to the continued favorable performance and outlook of the impact of the COVID-19 pandemic on our loan portfolio, which resulted in no COVID-19 management overlay. As of September 30, 2022, the Bank expects that the markets in which it operates will have declining collateral values and a stable economic outlook over the two-year forecast period.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $2.6 million and $2.4 million at September 30, 2022 and December 31, 2021, respectively.
The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $23.9 million and $17.8 million at September 30, 2022 and December 31, 2021, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Beginning balance	$37,355	$59,897	$47,123	$64,294
Provision for credit losses	249	(5,348)	(9,190)	(9,864)
Net (charge-offs) recoveries	2	(33)	(327)	86
Ending balance	$37,606	$54,516	$37,606	$54,516

Allowance for unfunded commitments:
Beginning balance	$2,843	$2,104	$2,404	$1,588
Provision for credit losses	(249)	348	190	864
Ending balance	$2,594	$2,452	$2,594	$2,452

Provision for credit losses:
Allowance for credit losses - loans	$249	$(5,348)	$(9,190)	$(9,864)
Allowance for unfunded commitments	(249)	348	190	864
Total	$—	$(5,000)	$(9,000)	$(9,000)

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows:

	Quarter Ended September 30, 2022
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,180	$—	$—	$(74)	$2,106
Multifamily	10,074	—	—	1,109	11,183
Construction/land development
Multifamily construction	566	—	—	99	665
CRE construction	185	—	—	(25)	160
Single family construction	10,687	—	—	(1,123)	9,564
Single family construction to permanent	1,159	—	—	(19)	1,140
Total	24,851	—	—	(33)	24,818
Commercial and industrial loans
Owner occupied CRE	1,092	—	—	(123)	969
Commercial business	3,578	(81)	25	197	3,719
Total	4,670	(81)	25	74	4,688
Consumer loans
Single family	4,027	—	1	436	4,464
Home equity and other	3,807	(43)	100	(228)	3,636
Total	7,834	(43)	101	208	8,100
Total ACL	$37,355	$(124)	$126	$249	$37,606

	Quarter Ended September 30, 2021
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$9,077	$—	$—	$559	$9,636
Multifamily	7,245	—	—	(1,788)	5,457
Construction/land development
Multifamily construction	500	—	—	544	1,044
CRE construction	2,022	—	—	(1,671)	351
Single family construction	5,653	—	—	638	6,291
Single family construction to permanent	1,047	—	—	15	1,062
Total	25,544	—	—	(1,703)	23,841
Commercial and industrial loans
Owner occupied CRE	5,518	—	—	(233)	5,285
Commercial business	15,874	(116)	24	(1,309)	14,473
Total	21,392	(116)	24	(1,542)	19,758
Consumer loans
Single family	7,163	(13)	33	(1,426)	5,757
Home equity and other	5,798	(341)	380	(677)	5,160
Total	12,961	(354)	413	(2,103)	10,917
Total ACL	$59,897	$(470)	$437	$(5,348)	$54,516

	Nine Months Ended September 30, 2022
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$7,509	$—	$—	$(5,403)	$2,106
Multifamily	5,854	—	—	5,329	11,183
Construction/land development
Multifamily construction	507	—	—	158	665
CRE construction	150	—	—	10	160
Single family construction	6,411	—	—	3,153	9,564
Single family construction to permanent	1,055	—	—	85	1,140
Total	21,486	—	—	3,332	24,818
Commercial and industrial loans
Owner occupied CRE	5,006	—	—	(4,037)	969
Commercial business	12,273	(741)	94	(7,907)	3,719
Total	17,279	(741)	94	(11,944)	4,688
Consumer loans
Single family	4,394	—	141	(71)	4,464
Home equity and other	3,964	(109)	288	(507)	3,636
Total	8,358	(109)	429	(578)	8,100
Total ACL	$47,123	$(850)	$523	$(9,190)	$37,606

	Nine Months Ended September 30, 2021
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$8,845	$—	$—	$791	$9,636
Multifamily	6,072	—	—	(615)	5,457
Construction/land development
Multifamily construction	4,903	—	—	(3,859)	1,044
CRE construction	1,670	—	—	(1,319)	351
Single family construction	5,130	—	—	1,161	6,291
Single family construction to permanent	1,315	—	—	(253)	1,062
Total	27,935	—	—	(4,094)	23,841
Commercial and industrial loans
Owner occupied CRE	4,994	—	—	291	5,285
Commercial business	17,043	(116)	122	(2,576)	14,473
Total	22,037	(116)	122	(2,285)	19,758
Consumer loans
Single family	6,906	(127)	155	(1,177)	5,757
Home equity and other	7,416	(432)	484	(2,308)	5,160
Total	14,322	(559)	639	(3,485)	10,917
Total ACL	$64,294	$(675)	$761	$(9,864)	$54,516

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status.

	At September 30, 2022
(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$68,355	$68,432	$42,525	$140,499	$92,645	$246,729	$2,141	$802	$662,128
Special Mention	—	—	—	—	—	4,266	—	—	4,266
Substandard	—	—	—	—	—	—	—	—	—
Total	68,355	68,432	42,525	140,499	92,645	250,995	2,141	802	666,394
Multifamily
Pass	1,642,429	1,292,784	531,838	222,624	59,604	142,064	320	—	3,891,663
Special Mention	—	—	4,893	19,835	—	7,555	—	—	32,283
Substandard	—	—	—	—	—	—	—	—	—
Total	1,642,429	1,292,784	536,731	242,459	59,604	149,619	320	—	3,923,946
Multifamily construction
Pass	9,078	40,846	12,793	—	—	—	—	—	62,717
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	9,078	40,846	12,793	—	—	—	—	—	62,717
CRE construction
Pass	—	14,314	3,959	—	—	311	—	—	18,584
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	—	14,314	3,959	—	—	311	—	—	18,584
Single family construction
Pass	130,517	72,095	24,369	2,129	—	75	116,346	—	345,531
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	130,517	72,095	24,369	2,129	—	75	116,346	—	345,531
Single family construction to permanent
Current	40,499	99,023	17,758	5,186	794	—	—	—	163,260
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	40,499	99,023	17,758	5,186	794	—	—	—	163,260
Owner occupied CRE
Pass	49,583	53,256	45,926	72,717	41,147	147,619	—	1,123	411,371
Special Mention	—	—	—	—	2,149	13,944	—	—	16,093
Substandard	—	—	—	—	2,159	2,491	—	—	4,650
Total	49,583	53,256	45,926	72,717	45,455	164,054	—	1,123	432,114
Commercial business
Pass	56,784	46,473	47,357	22,740	14,232	20,234	123,215	1,931	332,966
Special Mention	—	189	—	—	193	3,796	753	109	5,040
Substandard	—	6,986	2,778	4,724	2,485	2,031	4,625	—	23,629
Total	56,784	53,648	50,135	27,464	16,910	26,061	128,593	2,040	361,635
Total commercial portfolio	$1,997,245	$1,694,398	$734,196	$490,454	$215,408	$591,115	$247,400	$3,965	$5,974,181

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At September 30, 2022
(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$199,172	$220,456	$147,398	$48,390	$47,679	$241,953	$—	$—	$905,048
Past due:
30-59 days	—	—	—	—	—	93	—	—	93
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	432	—	1,471	—	—	1,903
Total	199,172	220,456	147,398	48,822	47,679	243,517	—	—	907,044
Home equity and other
Current	2,347	912	188	191	139	1,622	322,132	4,172	331,703
Past due:
30-59 days	—	30	—	—	—	52	232	2	316
60-89 days	—	—	—	—	—	—	4	—	4
90+ days	25	—	—	—	—	214	—	—	239
Total	2,372	942	188	191	139	1,888	322,368	4,174	332,262
Total consumer portfolio (1)	$201,544	$221,398	$147,586	$49,013	$47,818	$245,405	$322,368	$4,174	$1,239,306
Total LHFI	$2,198,789	$1,915,796	$881,782	$539,467	$263,226	$836,520	$569,768	$8,139	$7,213,487

(1)    Includes $5.8 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

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

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At September 30, 2022
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,111	$—	$1,410	$—	$2,521
Commercial business	62	—	562	4	628
Total collateral-dependent loans	$1,173	$—	$1,972	$4	$3,149

	At December 31, 2021
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,111	$—	$2,456	$—	$3,567
Commercial business	362	27	562	286	1,237
Total	1,473	27	3,018	286	4,804
Consumer loans
Single family	—	1,598	—	—	1,598
Home equity loans and other	—	19	—	—	19
Total	—	1,617	—	—	1,617
Total collateral-dependent loans	$1,473	$1,644	$3,018	$286	$6,421

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At September 30, 2022		At December 31, 2021
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

Commercial and industrial loans
Owner occupied CRE	$2,521	$2,521	$3,568	$3,568
Commercial business	628	4,721	1,210	5,023
Total	3,149	7,242	4,778	8,591
Consumer loans
Single family	341	3,893	1,324	2,802
Home equity and other	5	1,131	23	808
Total	346	5,024	1,347	3,610
Total nonaccrual loans	$3,495	$12,266	$6,125	$12,201

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At September 30, 2022
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$666,394	$666,394
Multifamily	—	—	—		—	—	3,923,946	3,923,946
Construction/land development
Multifamily construction	—	—	—		—	—	62,717	62,717
CRE construction	—	—	—		—	—	18,584	18,584
Single family construction	—	—	—		—	—	345,531	345,531
Single family construction to permanent	—	—	—		—	—	163,260	163,260
Total	—	—	—		—	—	5,180,432	5,180,432
Commercial and industrial loans
Owner occupied CRE	—	—	—		2,521	2,521	429,593	432,114
Commercial business	—	—	—		4,721	4,721	356,914	361,635
Total	—	—	—		7,242	7,242	786,507	793,749
Consumer loans
Single family	2,996	863	5,064	(2)	3,893	12,816	894,228	907,044
Home equity and other	143	4	—		1,131	1,278	330,984	332,262
Total	3,139	867	5,064		5,024	14,094	1,225,212	1,239,306	(1)
Total loans	$3,139	$867	$5,064		$12,266	$21,336	$7,192,151	$7,213,487
%	0.04%	0.01%	0.07%		0.17%	0.30%	99.70%	100.00%

	At December 31, 2021
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (3)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$705,359	$705,359
Multifamily	—	—	—		—	—	2,415,359	2,415,359
Construction/land development
Multifamily construction	—	—	—		—	—	37,861	37,861
CRE construction	—	—	—		—	—	14,172	14,172
Single family construction	—	—	—		—	—	296,027	296,027
Single family construction to permanent	—	—	—		—	—	148,084	148,084
Total	—	—	—		—	—	3,616,862	3,616,862
Commercial and industrial loans
Owner occupied CRE	—	—	—		3,568	3,568	454,138	457,706
Commercial business	198	—	—		5,023	5,221	396,651	401,872
Total	198	—	—		8,591	8,789	850,789	859,578
Consumer loans
Single family	892	820	6,717	(2)	2,802	11,231	752,100	763,331
Home equity and other	118	74	—		808	1,000	302,078	303,078
Total	1,010	894	6,717		3,610	12,231	1,054,178	1,066,409	(1)
Total loans	$1,208	$894	$6,717		$12,201	$21,020	$5,521,829	$5,542,849
%	0.02%	0.02%	0.12%		0.22%	0.38%	99.62%	100.00%
(1)Includes $5.8 million and $7.3 million of loans at September 30, 2022 and December 31, 2021, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or Small Business Administration " SBA" of $11.6 million and $8.4 million at September 30, 2022 and December 31, 2021, respectively.

Loan Modifications

The Company provides modifications to borrowers experiencing financial difficulty which may include delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications in the quarter and nine months ended September 30, 2022 did not have a material impact on the ACL. The following tables provide information related to loans modified during the quarter and nine months ended September 30, 2022 to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Significant Payment Delay
	Quarter Ended September 30, 2022		Nine Months Ended September 30, 2022
(in thousands)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$682	0.08%	$1,209	0.13%
Home equity and other	—	—%	70	0.02%

	Term Extension
	Quarter Ended September 30, 2022		Nine Months Ended September 30, 2022
(in thousands)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$—	—%	$1,570	0.43%
Single family	—	—%	270	0.03%

	Interest Rate Reduction and Significant Payment Delay
	Quarter Ended September 30, 2022		Nine Months Ended September 30, 2022
(in thousands)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$477	0.13%	$477	0.13%

	Interest Rate Reduction and Term Extension
	Quarter Ended September 30, 2022		Nine Months Ended September 30, 2022
(in thousands)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$—	—%	$819	0.09%

	Significant Payment Delay and Term Extension
	Quarter Ended September 30, 2022		Nine Months Ended September 30, 2022
(in thousands)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$4,033	0.44%	$13,325	1.47%
Home equity and other	—	—%	51	0.01%

	Interest Rate Reduction, Significant Payment Delay and Term Extension
	Quarter Ended September 30, 2022		Nine Months Ended September 30, 2022
(in thousands)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$294	0.03%	$7,185	0.79%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Interest Rate Reduction
(in thousands)	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2022
Commercial business	Reduced weighted-average contractual interest rate from 5.72% to 4.00%.	Reduced weighted-average contractual interest rate from 5.72% to 4.00%.
Single family	Reduced weighted-average contractual interest rate from 4.38% to 4.13%.	Reduced weighted-average contractual interest rate from 4.35% to 3.39%.

Significant Payment Delay
(in thousands)	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2022
Single family	Provided payment deferrals to borrowers. A weighted average 1.83% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.22% of loan balances were capitalized and added to the remaining term of the loan.
Home equity and other	—	Provided payment deferrals to borrowers. A weighted average 3.44% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
(in thousands)	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2022
Commercial business	—	Added a weighted average 0.8 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Single family	Added a weighted average 3.6 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 4.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Home equity and other	—	Added a weighted average 16.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table depicts the payment status of loans that have been modified to borrowers experiencing financial difficulty during the six months ended June 30, 2022:

	Payment Status (Amortized Cost Basis) at September 30, 2022
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial business	$1,570	$—	$—
Single family	16,205	405	1,002
Home equity and other	121	—	—
Total	$17,896	$405	$1,002
The following tables provide the amortized cost basis as of September 30, 2022 of loans that were modified to borrowers experiencing financial difficulty during the six months ended June 30, 2022 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted Quarter Ended September 30, 2022
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Single family	$—	$—	$—	$—	$553

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted Nine Months Ended September 30, 2022
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Single family	$—	$—	$—	$172	$1,555

NOTE 4–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At September 30, 2022		At December 31, 2021
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,547,642		$1,617,069
Interest bearing:
Interest-bearing demand deposits	514,912	0.12%	513,810	0.10%
Savings	275,399	0.06%	302,389	0.06%
Money market	2,551,961	0.75%	2,806,313	0.15%
Certificates of deposit	1,720,317	1.58%	906,928	0.51%
Total interest bearing deposits	5,062,589	0.93%	4,529,440	0.21%
Total deposits	$6,610,231	0.71%	$6,146,509	0.15%

Certificates of deposit outstanding mature as follows:

(in thousands)	September 30, 2022

Within one year	$1,368,503
One to two years	338,825
Two to three years	8,450
Three to four years	2,433
Four to five years	1,774
Thereafter	332
Total	$1,720,317

The aggregate amount of certificate of deposits in denominations of more than the FDIC limit of $250 thousand at September 30, 2022 and December 31, 2021 were $189 million and $108 million, respectively. There were $512 million and $145 million of brokered deposits at September 30, 2022 and December 31, 2021, respectively.

NOTE 5–LONG-TERM DEBT:

At September 30, 2022, the Company had outstanding $98 million of subordinated notes (the "Sub Notes") that were issued in January 2022. Interest on the Sub Notes accrue at a rate equal to 3.5% per annum until January 30, 2027, payable semiannually in arrears. From and including January 30, 2027, to, but excluding, the maturity date or the date of earlier redemption, the Sub Notes will bear interest equal to the three-month term Secured Overnight Financing Rate plus 215 basis points, payable quarterly in arrears.

At September 30, 2022 and December 31, 2021, the Company had outstanding $64 million of Senior Notes which bear interest at a rate of 6.50% and mature in 2026.

The Company issued trust preferred securities during the period from 2005 through 2007, resulting in a debt balance of $62 million that remains outstanding at September 30, 2022 and December 31, 2021. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

The Subordinated Debt Securities outstanding as of September 30, 2022 and December 31, 2021 are as follows:

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

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives, which are included in other assets or accounts payable and other liabilities on the consolidated balance sheet, consist of the following:

	At September 30, 2022
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$193,699	$2,756	$(1,434)
Interest rate lock commitments	29,679	48	(408)
Interest rate swaps	238,468	13,759	(13,759)
Futures	23,900	46	—
Options	18,600	385	—
Total derivatives before netting	$504,346	16,994	(15,601)
Netting adjustment/Cash collateral (1)		(15,652)	1,223
Carrying value on consolidated balance sheet		$1,342	$(14,378)

	At December 31, 2021
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$793,208	$723	$(640)
Interest rate lock commitments	115,025	2,487	(3)
Interest rate swaps	287,352	4,381	(4,541)
Futures	139,900	334	—
Total derivatives before netting	$1,335,485	7,925	(5,184)
Netting adjustment/Cash collateral (1)		1,355	3,921
Carrying value on consolidated balance sheet		$9,280	$(1,263)
(1)    Includes net cash collateral received of $14.4 million and paid of $5.3 million at September 30, 2022 and December 31, 2021, respectively.

The following table presents gross fair value and net carrying value information for derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At September 30, 2022
Derivative assets	$16,994	$(15,652)	$1,342
Derivative liabilities	(15,601)	1,223	(14,378)
At December 31, 2021
Derivative assets	$7,925	$1,355	$9,280
Derivative liabilities	(5,184)	3,921	(1,263)
(1) Includes net cash collateral received of $14.4 million and paid of $5.3 million at September 30, 2022 and December 31, 2021, respectively.
The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets. Payables related to cash collateral that has been received from counterparties is included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At September 30, 2022 and December 31, 2021, the Company had liabilities of $14.5 million and zero, respectively, in cash collateral received from counterparties and receivables of $0.1 million and $5.3 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$958	$(1,165)	$8,221	$(4,574)
Loan servicing income (loss) (2)	(422)	(293)	(12,051)	(7,860)
Other (3)	—	41	160	305
(1)Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of loans held for sale.
(2)Comprised of interest rate swaps, interest rate swaptions, futures, US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers.

The notional amount of open interest rate swap agreements executed with commercial banking customers at September 30, 2022 and December 31, 2021 were $238 million and $287 million, respectively.

NOTE 7–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

(in thousands)	At September 30, 2022	At December 31, 2021

Single family	$13,308	$128,041
CRE, multifamily and SBA	479	48,090
Total	$13,787	$176,131

Loans sold consisted of the following for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Single family	$131,228	$469,090	$641,921	$1,669,412
CRE, multifamily and SBA	29,965	69,810	129,394	465,948
Total	$161,193	$538,900	$771,315	$2,135,360

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Single family	$1,778	$14,249	$11,896	$56,272
CRE, multifamily and SBA	869	3,260	4,317	15,967
Total	$2,647	$17,509	$16,213	$72,239

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At September 30, 2022	At December 31, 2021

Single family	$5,500,428	$5,539,180
CRE, multifamily and SBA	1,980,109	2,031,087
Total	$7,480,537	$7,570,267

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud.

The following is a summary of changes in the Company's liability for estimated single-family mortgage repurchase losses:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$1,491	$1,612	$1,312	$2,122
Additions, net of adjustments (1)	838	(183)	1,329	(229)
Realized (losses) recoveries, net (2)	(370)	14	(682)	(450)
Balance, end of period	$1,959	$1,443	$1,959	$1,443
(1) Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2) Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $1.7 million and $1.9 million were recorded in other assets as of September 30, 2022 and December 31, 2021, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At September 30, 2022 and December 31, 2021, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $6.8 million and $12.3 million, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Servicing income, net:
Servicing fees and other	$7,673	$7,897	$25,501	$26,055
Amortization of single family MSRs (1)	(2,112)	(4,579)	(8,052)	(15,453)
Amortization of multifamily and SBA MSRs	(1,828)	(1,758)	(5,877)	(5,235)
Total	3,733	1,560	11,572	5,367
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	1,989	747	16,615	7,186
Net gain (loss) from economic hedging	(2,981)	(293)	(18,481)	(7,860)
Total	(992)	454	(1,866)	(674)
Loan servicing income (loss)	$2,741	$2,014	$9,706	$4,693
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Beginning balance	$76,481	$59,872	$61,584	$49,966
Additions and amortization:
Originations	1,453	5,166	7,664	19,507
Amortization (1)	(2,112)	(4,579)	(8,052)	(15,453)
Net additions and amortization	(659)	587	(388)	4,054
Changes in fair value assumptions (2)	1,989	747	16,615	7,186
Ending balance	$77,811	$61,206	$77,811	$61,206
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2022	2021	2022	2021

Constant prepayment rate ("CPR") (2)	13.06%	9.84%	10.72%	8.75%
Discount rate	10.36%	7.77%	9.19%	8.25%
(1) Based on a weighted average.
(2) Represents an expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At September 30, 2022		At December 31, 2021
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs	5.99% - 11.48%	8.31%	7.90% - 17.35%	10.35%
Discount Rates	9.72% - 16.89%	10.63%	6.94% - 13.96%	7.97%
(1) Weighted averages of all the inputs within the range.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At September 30, 2022

Fair value of single family MSR	$77,811
Expected weighted-average life (in years)	7.82
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(469)
Impact on fair value of 50 basis points adverse change in interest rates	$(1,092)
Discount rate
Impact on fair value of 100 basis points increase	$(4,703)
Impact on fair value of 200 basis points increase	$(9,044)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Beginning balance	$38,130	$39,113	$39,415	$35,774
Originations	517	2,270	3,281	9,086
Amortization	(1,828)	(1,758)	(5,877)	(5,235)
Ending balance	$36,819	$39,625	$36,819	$39,625

NOTE 8–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of September 30, 2022 and December 31, 2021, the total unpaid principal balance of loans sold under this program was $1.8 billion and $1.9 billion, respectively. The Company's reserve liability related to this arrangement totaled $0.6 million at both September 30, 2022 and December 31, 2021. There were no actual losses incurred under this arrangement during the quarters or nine months ended September 30, 2022 and 2021.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.5 billion at both September 30, 2022 and December 31, 2021. At September 30, 2022 and December 31, 2021, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets, of $2.0 million and $1.3 million, respectively.
NOTE 9–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021

Net income	$20,367	$27,170	$58,039	$85,990

Weighted average shares:
Basic weighted-average number of common shares outstanding	18,716,864	20,613,290	19,000,007	21,099,059
Dilutive effect of outstanding common stock equivalents	79,873	206,311	137,841	253,656
Diluted weighted-average number of common shares outstanding	18,796,737	20,819,601	19,137,848	21,352,715
Net income per share:
Basic earnings per share	$1.09	$1.32	$3.05	$4.08
Diluted earnings per share	1.08	1.31	3.03	4.03

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$21,115	$21,115	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	198,990	—	197,027	1,963
Commercial	58,872	—	58,872	—
Collateralized mortgage obligations:
Residential	453,214	—	453,214	—
Commercial	90,861	—	90,861	—
Municipal bonds	428,197	—	428,197	—
Corporate debt securities	33,762	—	33,692	70
U.S. Treasury securities	19,827	—	19,827	—
Agency debentures	4,004	—	4,004	—
Single family LHFS	13,308	—	13,308	—
Single family LHFI	5,850	—	—	5,850
Single family mortgage servicing rights	77,811	—	—	77,811
Derivatives
Futures	46	46	—	—
Forward sale commitments	2,756	—	2,756	—
Options	385	385	—	—
Interest rate lock commitments	48	—	—	48
Interest rate swaps	13,759	—	13,759	—
Total assets	$1,422,805	$21,546	$1,315,517	$85,742
Liabilities:
Derivatives
Forward sale commitments	$1,434	$—	$1,434	$—
Interest rate lock commitments	408	—	—	408
Interest rate swaps	13,759	—	13,759	—
Total liabilities	$15,601	$—	$15,193	$408

	At December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$32,963	$—	$30,556	$2,407
Commercial	62,792	—	62,792	—
Collateralized mortgage obligations:
Residential	187,394	—	187,394	—
Commercial	136,659	—	136,659	—
Municipal bonds	539,923	—	539,923	—
Corporate debt securities	19,616	—	19,541	75
U.S. Treasury securities	23,175	—	23,175	—
Single family LHFS	128,041	—	128,041	—
Single family LHFI	7,287	—	—	7,287
Single family mortgage servicing rights	61,584	—	—	61,584
Derivatives
Futures	334	334	—	—
Forward sale commitments	723	—	723	—
Interest rate lock commitments	2,487	—	—	2,487
Interest rate swaps	4,381	—	4,381	—
Total assets	$1,207,359	$334	$1,133,185	$73,840
Liabilities:
Derivatives
Forward sale commitments	$640	$—	$640	$—
Interest rate lock commitments	3	—	—	3
Interest rate swaps	4,541	—	4,541	—
Total liabilities	$5,184	$—	$5,181	$3

There were no transfers between levels of the fair value hierarchy during the quarters and nine months ended September 30, 2022 and 2021.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarters and nine months ended September 30, 2022 and 2021, see Note 7, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $5.8 million and $7.3 million at September 30, 2022 and December 31, 2021, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

September 30, 2022
Investment securities AFS	$2,033	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	5,850	Income approach	Implied spread to benchmark interest rate curve	3.92%	5.71%	4.41%
Interest rate lock commitments, net	(360)	Income approach	Fall-out factor	0.10%	17.46%	5.16%
			Value of servicing	0.59%	1.14%	0.98%
December 31, 2021
Investment securities AFS	$2,482	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	7,287	Income approach	Implied spread to benchmark interest rate curve	2.39%	7.96%	3.56%
Interest rate lock commitments, net	2,484	Income approach	Fall-out factor	0.15%	21.93%	8.44%
			Value of servicing	0.35%	1.46%	1.15%

We had no LHFS where the fair value was not derived with significant observable inputs at September 30, 2022 and December 31, 2021.

The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Quarter Ended September 30, 2022
Investment securities AFS	$2,160	$—	$—	$(48)	$(79)	$2,033
Single family LHFI	6,508	—	—	—	(658)	5,850
Quarter Ended September 30, 2021
Investment securities AFS	$2,550	$—	$—	$(48)	$12	$2,514
Single family LHFI	5,207	284	—	(1,088)	104	4,507
Nine Months Ended September 30, 2022
Investment securities AFS	$2,482	$—	$—	$(145)	$(304)	$2,033
Single family LHFI	7,287	—	—	—	(1,437)	5,850
Nine Months Ended September 30, 2021
Investment securities AFS	$2,710	$—	$—	$(144)	$(52)	$2,514
Single family LHFI	7,108	1,429	—	(4,279)	249	4,507

(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Beginning balance, net	$322	$5,893	$2,484	$17,392
Total realized/unrealized gains (losses)	70	5,299	(769)	9,112
Settlements	(752)	(6,583)	(2,075)	(21,895)
Ending balance, net	$(360)	$4,609	$(360)	$4,609

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

For the quarter and nine months ended September 30, 2022, no assets classified as Level 3 had changes in their recorded fair value. The following table presents assets classified as Level 3 that had changes in their recorded fair value for the periods indicated and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value	Total Gains (Losses)

At or for the Quarter Ended September 30, 2021
LHFI (1)	$1,121	$(8)
At or for the Nine Months Ended September 30, 2021
LHFI (1)	$1,121	$(70)
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$57,256	$57,256	$57,256	$—	$—
Investment securities HTM	3,099	2,998	—	2,998	—
LHFI	7,170,031	6,743,644	—	—	6,743,644
LHFS – multifamily and other	479	479	—	479	—
Mortgage servicing rights – multifamily and SBA	36,819	41,209	—	—	41,209
Federal Home Loan Bank stock	71,428	71,428	—	71,428	—
Other assets - GNMA EBO loans	6,775	6,775	—	—	6,775
Liabilities:
Certificates of deposit	$1,720,317	$1,693,369	$—	$1,693,369	$—
Borrowings	1,569,000	1,569,046		1,569,046
Long-term debt	224,314	201,897	—	201,897	—

	At December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$65,214	$65,214	$65,214	$—	$—
Investment securities HTM	4,169	4,305	—	4,305	—
LHFI	5,488,439	5,588,719	—	—	5,588,719
LHFS – multifamily and other	48,090	48,425	—	48,425	—
Mortgage servicing rights – multifamily and SBA	39,415	43,199	—	—	43,199
Federal Home Loan Bank stock	10,361	10,361	—	10,361	—
Other assets-GNMA EBO loans	12,342	12,342	—	—	12,342
Liabilities:
Certificates of deposit	$906,928	$906,064	$—	$906,064	$—
Borrowings	41,000	41,000	—	41,000	—
Long-term debt	126,026	116,845	—	116,845	—

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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At September 30, 2022			At December 31, 2021
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$13,308	$13,697	$(389)	$128,041	$124,933	$3,108

NOTE 11–SUBSEQUENT EVENTS:

On October 27, 2022 the Board authorized a dividend of $0.35 per share, payable on November 22, 2022 to shareholders of record on November 8, 2022.

In October 2022, we announced an agreement to purchase three branches in southern California, which is expected to close in the first quarter of 2023, whereby we will assume approximately $490 million in deposits, purchase approximately $22 million in loans and pay a 6.0% deposit premium.

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

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of the loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and losses given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model and to assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade for all periods, the amount of the ACL at September 30, 2022 would increase by approximately $14 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

The valuation of MSRs is based on various assumptions which are set forth in Note 7–Mortgage Banking Operations of the financial statements. Note 7 also provides sensitivity analysis based on the assumptions used. The sensitivity analyses are hypothetical and have been provided to indicate the potential impact that changes in assumptions may have on the estimate of the fair value of MSRs.

Summary Financial Data

	Quarter Ended		Nine Months Ended September 30,
(in thousands, except per share data and FTE data)	September 30, 2022	June 30, 2022	2022	2021

Select Income Statement data:
Net interest income	$63,018	$60,056	$177,620	$169,973
Provision for credit losses	—	—	(9,000)	(9,000)
Noninterest income	13,322	13,013	41,893	91,355
Noninterest expense	49,889	50,637	154,999	161,372
Net income:
Before income taxes	26,451	22,432	73,514	108,956
Total	20,367	17,721	58,039	85,990
Net income per share - diluted	1.08	0.94	3.03	4.03
Select Performance Ratios:
Return on average equity - annualized	13.4%	11.8%	12.2%	15.8%
Return on average tangible equity - annualized (1)	14.2%	12.6%	13.0%	16.7%
Return on average assets - annualized	0.91%	0.89%	0.96%	1.57%
Efficiency ratio (1)	68.4%	68.5%	71.2%	61.8%
Net interest margin	3.00%	3.27%	3.17%	3.39%
Other data
Full time equivalent employees	935	956	935	983
(1)Return on average tangible equity and the efficiency ratio are non-GAAP financial measures. For a reconciliation of return on average tangible equity to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of
(in thousands, except share and per share data)	September 30, 2022	December 31, 2021

Selected Balance Sheet Data
Loans held for sale	$13,787	$176,131
Loans held for investment, net	7,175,881	5,495,726
ACL	37,606	47,123
Investment securities	1,311,941	1,006,691
Total assets	9,072,887	7,204,091
Deposits	6,610,231	6,146,509
Borrowings	1,569,000	41,000
Long-term debt	224,314	126,026
Total shareholders' equity	552,789	715,339
Other data:
Book value per share	$29.53	$35.61
Tangible book value per share (1)	$27.92	$34.04
Total equity to total assets	6.1%	9.9%
Tangible common equity to tangible assets (1)	5.8%	9.5%
Shares outstanding at period end	18,717,557	20,085,336
Loans to deposit ratio	109.3%	93.0%

Credit Quality:
ACL to total loans (2)	0.53%	0.88%
ACL to nonaccrual loans	306.6%	386.2%
Nonaccrual loans to total loans	0.17%	0.22%
Nonperforming assets to total assets	0.15%	0.18%
Nonperforming assets	$13,991	$12,936
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio	9.15%	10.11%
Total risk-based capital	12.57%	13.77%
Company
Tier 1 leverage ratio	7.61%	9.94%
Total risk-based capital	11.43%	12.66%
(1) Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. For a reconciliation to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2) This ratio excludes balances insured by the FHA or guaranteed by the VA or SBA.

Current Developments
As part of our business strategy, we are focusing on growing our loan portfolio and leveraging our existing operating expense infrastructure. Increases in our loan portfolio will have the effect of increasing our level of net interest income in future periods, a more stable source of revenues as compared to gain on loan origination and sale activities. As part of this strategy, we only sold $5 million of multifamily portfolio loans in the first nine months of 2022.

In July 2022, we closed a sale of five retail deposit branches in eastern Washington, including the branches' lending businesses and employees. As part of this transaction, we transferred $191 million of deposits and sold $43 million of loans. In October 2022, we announced an agreement to purchase three branches in southern California, which is expected to close in the first quarter of 2023, whereby we will assume approximately $490 million in deposits and purchase approximately $22 million in loans. These transactions allow us to focus our retail banking branch strategy on the larger metropolitan markets in the western United States.

Management's Overview of the Third Quarter 2022 Financial Performance

Third Quarter of 2022 Compared to the Second Quarter of 2022

General: Our net income and income before taxes were $20.4 million and $26.5 million, respectively, in the third quarter of 2022, as compared to $17.7 million and $22.4 million, respectively, in the second quarter of 2022. The $4.0 million increase in income before taxes was due to higher net interest income, higher noninterest income and lower noninterest expense.

Income Taxes: Our effective tax rate was 23.0% in the third quarter of 2022 as compared to 21.0% in second quarter of 2022 and a statutory rate of 25.3%. While our effective tax rate was lower than our statutory rate due to the benefits of tax advantaged investments, our effective tax rate in the third quarter of 2022 was higher than the second quarter of 2022 due to the diminishing impact of tax-exempt interest.

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

	Quarter Ended
	September 30, 2022			June 30, 2022
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$7,070,998	$73,522	4.09%	$6,231,081	$60,008	3.82%
Investment securities (1)	1,252,923	10,087	3.22%	1,134,929	8,415	2.97%
FHLB Stock, Fed Funds and other	112,824	1,060	3.68%	80,998	487	2.38%
Total interest-earning assets	8,436,745	84,669	3.95%	7,447,008	68,910	3.68%
Noninterest-earning assets	462,939			498,290
Total assets	$8,899,684			$7,945,298
Liabilities and shareholders' equity:
Interest-bearing deposits: (2)
Demand deposits	$532,434	$197	0.15%	$552,749	$177	0.13%
Money market and savings	2,879,121	3,345	0.46%	3,050,173	1,615	0.21%
Certificates of deposit	1,440,960	4,779	1.32%	961,052	1,101	0.46%
Total	4,852,515	8,321	0.68%	4,563,974	2,893	0.25%
Borrowings:
Borrowings	1,530,449	9,493	2.43%	761,606	2,338	1.21%
Long-term debt	224,259	2,571	4.56%	224,167	2,404	4.28%
Total interest-bearing liabilities	6,607,223	20,385	1.22%	5,549,747	7,635	0.55%
Noninterest-bearing liabilities:
Demand deposits (2)	1,576,387			1,668,631
Other liabilities	112,796			123,256
Total liabilities	8,296,406			7,341,634
Shareholders' equity	603,278			603,664
Total liabilities and shareholders' equity	$8,899,684			$7,945,298
Net interest income		$64,284			$61,275
Net interest rate spread			2.74%			3.13%
Net interest margin			3.00%			3.27%

(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.3 million and $1.2 million for the quarters ended September 30, 2022 and June 30, 2022. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 0.51% and 0.19% for the quarters ended September 30, 2022 and June 30, 2022, respectively.

Net interest income was $3.0 million higher in the third quarter of 2022 as compared to the second quarter of 2022 due primarily to a 13% increase in average interest earning assets, which was partially offset by a decrease in our net interest margin from 3.27% to 3.00%. The increase in the average balance of interest-earning assets was due to the high level of loan originations during the third quarter. Our net interest margin decreased to 3.00% as a 67 basis point increase in the cost of interest-bearing liabilities was partially offset by a 27 basis point increase in the yield on interest-earning assets. Yields on interest-earning assets increased as the yields on loan originations during the third quarter were higher than the rates of our existing portfolio of loans and yields on adjustable rate loans increased due to increases in the indexes on which their pricing is based. The increase in the rates paid on our interest-bearing liabilities was due to higher deposit costs, higher borrowing costs and an increase in the proportion of higher cost borrowings used as our sources of funding. Our cost of borrowings increased 122 basis points during the third quarter while the cost of deposits increased 32 basis points. Additionally, our average borrowings increased by $769 million to fund the growth of our loan portfolio. The increases in yields on interest-earning assets and the rates paid on interest-bearing liabilities were due to the significant increases in market interest rates during the first nine months of 2022.

Provision for Credit Losses: No provision for credit losses was recorded during the second or third quarter of 2022 as the benefits of the continuing favorable performance of our loan portfolio was used to offset any required ACL resulting from the growth in our loan portfolio.

Noninterest Income consisted of the following:

	Quarter Ended
(in thousands)	September 30, 2022	June 30, 2022

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$1,778	$3,949
CRE, multifamily and SBA	869	1,343
Loan servicing income	2,741	3,661
Deposit fees	2,223	2,218
Other	5,711	1,842
Total noninterest income	$13,322	$13,013
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	September 30, 2022	June 30, 2022

Single family servicing income, net
Servicing fees and other	$3,986	$3,952
Changes - amortization (1)	(2,112)	(2,515)
Net	1,874	1,437
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	1,989	4,323
Net gain (loss) from economic hedging	(2,981)	(5,317)
Subtotal	(992)	(994)
Single Family servicing income (loss)	882	443

Commercial loan servicing income:
Servicing fees and other	3,687	5,555
Amortization of capitalized MSRs	(1,828)	(2,337)
Total	1,859	3,218
Total loan servicing income	$2,741	$3,661
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The increase in noninterest income in the third quarter of 2022 as compared to the second quarter of 2022 was primarily due to an increase in other income due to a $4.3 million gain on sale of five eastern Washington branches. This increase was partially offset by a decrease in net gain on loan origination and sale activities due primarily to a $2.2 million decrease in single family gain on loan origination and sale activities. The decrease in single family gain on loan origination and sale activities was primarily due to a decrease in rate lock volume as a result of the effects of increasing interest rates.

Noninterest Expense consisted of the following:

	Quarter Ended
(in thousands)	September 30, 2022	June 30, 2022

Noninterest expense
Compensation and benefits	$27,341	$30,191
Information services	7,038	7,780
Occupancy	6,052	5,898
General, administrative and other	9,458	6,768
Total noninterest expense	$49,889	$50,637

The $0.7 million decrease in noninterest expense in the third quarter of 2022 as compared to the second quarter of 2022 was primarily due to lower compensation and benefit costs, which was partially offset by higher general, administrative and other costs. The decrease in compensation and benefit costs was due to reduced headcount due to the sale of the five eastern Washington branches and lower commission and bonus expenses. General, administrative and other costs increased in the third quarter of 2022 as compared to second quarter of 2022 due to an increase in marketing costs related to our promotional deposit products and higher FDIC fees due to our larger asset base.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

General: Our net income and income before taxes were $58.0 million and $73.5 million, respectively, in the nine months ended September 30, 2022, as compared to $86.0 million and $109.0 million, respectively, in the nine months ended September 30, 2021. The $35.4 million decrease in income before taxes was due to lower noninterest income, partially offset by higher net interest income and lower noninterest expense.
Income Taxes: Our effective tax rate during nine months ended September 30, 2022 and 2021 was 21.1% and our statutory rate was 25.3% in 2022 and 24.2% in 2021. Our effective tax rate for both periods was lower than our statutory rate due to the benefits of tax advantaged investments and reductions in taxes on income related to excess tax benefits resulting from the exercise and vesting of stock awards during the periods.

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

	Nine Months Ended September 30,
	2022			2021
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$6,336,185	$186,665	3.90%	$5,615,624	$167,322	3.95%
Investment securities (1)	1,139,761	25,389	2.97%	1,030,726	18,084	2.34%
FHLB Stock, Fed Funds and other	86,752	1,655	2.50%	100,972	472	0.62%
Total interest-earning assets	7,562,698	213,709	3.74%	6,747,322	185,878	3.65%
Noninterest-earning assets	512,452			558,224
Total assets	$8,075,150			$7,305,546
Interest-bearing liabilities:
Interest-bearing deposits: (2)
Demand deposits	$536,956	$517	0.13%	$521,579	$543	0.14%
Money market and savings	3,009,398	6,081	0.27%	2,955,153	3,338	0.15%
Certificates of deposit	1,098,255	6,900	0.84%	1,087,195	5,049	0.62%
Total	4,644,609	13,498	0.39%	4,563,927	8,930	0.26%
Borrowings:
Borrowings	790,907	11,922	1.99%	137,754	347	0.33%
Long-term debt	217,732	7,082	4.33%	125,902	4,076	4.31%
Total interest-bearing liabilities	5,653,248	32,502	0.76%	4,827,583	13,353	0.37%
Noninterest-bearing liabilities:
Demand deposits (2)	1,662,465			1,552,201
Other liabilities	124,606			200,032
Total liabilities	7,440,319			6,579,816
Shareholders' equity	634,831			725,730
Total liabilities and shareholders' equity	$8,075,150			$7,305,546
Net interest income		$181,207			$172,525
Net interest spread			2.98%			3.28%
Net interest margin			3.17%			3.39%

(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $3.6 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 0.29% and 0.20% for the nine months ended September 30, 2022 and 2021, respectively.

Net interest income for the nine months ended September 30, 2022 increased $7.6 million as compared to the nine months ended September 30, 2021 due primarily to increases in the average balance of interest earning assets, partially offset by a decrease in our net interest margin. The increase in interest-earning assets was due to the high level of loan originations and purchases of investment securities during the first nine months of 2022. Our net interest margin decreased from 3.39% in the nine months ended September 30, 2021 to 3.17% in the nine months ended September 30, 2022 due to a 39 basis point increase in the rates paid on interest-bearing liabilities which was partially offset by a nine basis point increase in the yield on interest earning assets. The increase in yield on interest-earning assets was primarily due to higher yields on investment securities due to adjustments to yields realized from longer estimated lives of certain securities and the yields of securities purchased during the first nine months of 2022 being higher than the yields on our existing portfolio. The increase in the rates paid on our interest-bearing liabilities was due to higher deposit costs, higher borrowing costs and an increase in the proportion of higher cost borrowings used as our sources of funding. The increases in the rates paid on deposits was due to the significant increase in market interest rates during the first nine months of 2022. Our average borrowings increased by $653 million to fund the growth of our loan portfolio and investment securities. Our cost of borrowings increased from 33 basis points during the first nine months of 2021 to 199 basis points during the first nine months of 2022 due to the significant increase in market interest rates during the first nine months of 2022 and the impact of the $100 million subordinated notes offering completed in January 2022.

Provision for Credit Losses: As a result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio, we recorded a $9 million recovery of our allowance for credit losses in both the nine months ended September 30, 2022 and 2021.

Noninterest Income consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2022	2021

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$11,896	$56,272
Commercial	4,317	15,967
Loan servicing income	9,706	4,693
Deposit fees	6,516	5,912
Other	9,458	8,511
Total noninterest income	$41,893	$91,355
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2022	2021

Single family servicing income, net
Servicing fees and other	$11,809	$11,788
Changes - amortization (1)	(8,052)	(15,453)
Net	3,757	(3,665)
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	16,615	7,186
Net gain (loss) from economic hedging	(18,481)	(7,860)
Subtotal	(1,866)	(674)
Single Family servicing income (loss)	1,891	(4,339)

Commercial loan servicing income:
Servicing fees and other	13,692	14,267
Amortization of capitalized MSRs	(5,877)	(5,235)
Total	7,815	9,032
Total loan servicing income	$9,706	$4,693

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
The decrease in noninterest income for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was due to a decrease in gain on loan origination and sale activities, which was partially offset by higher loan servicing income and the $4.3 million gain on sale of five eastern Washington branches. The $56.0 million decrease in gain on loan origination and sale activities was due to a $44.4 million decrease in single family gain on loan origination and sale activities and a $11.7 million decrease in CRE and commercial gain on loan origination and sale activities. The decrease in single family gain on loan origination and sale activities was due to a decrease in rate lock volume and margins as a result of the effects of increasing interest rates. The decrease in CRE and commercial gain on loan origination and sale activities was primarily due to an 72% decrease in the volume of loans sold. The $5.0 million increase in loan servicing income was primarily due to lower levels of prepayments.

Noninterest Expense consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2022	2021

Noninterest expense
Compensation and benefits	$89,563	$101,388
Information services	21,880	20,635
Occupancy	18,315	18,170
General, administrative and other	25,241	21,179
Total noninterest expense	$154,999	$161,372

The $6.4 million decrease in noninterest expense in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was due to lower compensation and benefit costs, partially offset by increases in information services and general, administrative and other expenses. The $11.8 million decrease in compensation and benefit costs was primarily due to reduced commission expense on lower loan origination volumes in our single family mortgage operations, lower bonus expense and lower headcount, which were partially offset by wage increases given in 2022. The increase in information services costs was due to the implementation of new systems in the second quarter of 2022 and higher activity levels. The increase in general, administrative and other costs was primarily due to a $1.9 million reimbursement of legal costs received from our insurance carrier in the first nine months of 2021, nonrecurring costs expended on litigation activities and legal matters in 2022 and an increase in marketing costs related to our promotional deposit products.

Financial Condition

During the nine months ended September 30, 2022, our total assets increased $1.9 billion due primarily to a $1.7 billion increase in loans held for investment and a $305 million increase in investment securities which were partially offset by a decrease of $162 million in loans held for sale. Loans held for investment increased due to $3.0 billion of originations, which were partially offset by prepayments and scheduled payments of $1.3 billion. Total liabilities increased $2.0 billion due to increases in deposits, borrowings and long-term debt. Deposits increased $464 million primarily due to increased balances of brokered deposits and certificates of deposit related to our promotional products. The $1.5 billion increase in borrowings was used to fund the growth in our loans and investment securities. Long-term debt increased due to our $100 million subordinated notes offering completed in January 2022.

Credit Risk Management

As of September 30, 2022, our ratio of nonperforming assets to total assets remained low at 0.15% while our ratio of total loans delinquent over 30 days to total loans was 0.30%. The Company recorded a $9 million recovery of our allowance for credit losses for the nine months ended September 30, 2022 as a result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio. As a result of the recovery of COVID-19 reserves, and the change in the composition of our portfolio to lower credit risk loans, specifically a higher proportion of multifamily permanent loans, our overall ratio of ACL to LHFI decreased from 0.88% at December 31, 2021 to 0.53% at September 30, 2022.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	At September 30, 2022		At December 31, 2021
(in thousands)	Amount	Rate (1)	Amount	Rate (1)

CRE
Non-owner occupied CRE	$2,106	0.32%	$7,509	1.06%
Multifamily	11,183	0.29%	5,854	0.24%
Construction/land development
Multifamily construction	665	1.06%	507	1.34%
CRE construction	160	0.86%	150	1.06%
Single family construction	9,564	2.77%	6,411	2.16%
Single family construction to permanent	1,140	0.70%	1,055	0.71%
Total	24,818	0.48%	21,486	0.59%
Commercial and industrial loans
Owner occupied CRE	969	0.23%	5,006	1.10%
Commercial business	3,719	1.04%	12,273	3.39%
Total	4,688	0.59%	17,279	2.11%
Consumer loans
Single family	4,464	0.56%	4,394	0.68%
Home equity and other	3,636	1.09%	3,964	1.31%
Total	8,100	0.71%	8,358	0.88%
Total ACL	$37,606	0.53%	$47,123	0.88%

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
At September 30, 2022 and December 31, 2021, the Bank had available borrowing capacity of $1.0 billion and $1.8 billion, respectively, from the FHLB, and $337 million and $274 million, respectively, from the FRBSF and $1.2 billion and $1.0 billion under borrowing lines established with other financial institutions.

Cash Flows

For the nine months ended September 30, 2022, cash and cash equivalents decreased by $8 million compared to an increase of $161 million during the nine months ended September 30, 2021. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2022, net cash of $209 million was provided by operating activities, primarily from cash proceeds from the sale of LHFS exceeding cash used to fund LHFS. For the nine months ended September 30, 2021, net cash of $182 million was provided by operating activities, primarily from cash proceeds from the sale of LHFS exceeding cash used to fund LHFS. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt borrowings are sufficient to fund our operating liquidity needs. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months.

Cash flows from investing activities

The Company's investing activities primarily include AFS investment securities and loans originated as held for investment. For the nine months ended September 30, 2022, net cash of $2.4 billion was used in investing activities primarily from the origination of LHFI net of principal repayments and the purchase of AFS investment securities. For the nine months ended September 30, 2021, net cash of $155 million was used in investing activities primarily from the origination of
LHFI net of principal repayments and the purchase of AFS securities, partially offset by the proceeds from the sale of loans originated as LHFI and AFS securities.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the nine months ended September 30, 2022, net cash of $2.2 billion was provided by financing activities, primarily due to an increase in short-term borrowings, growth in deposits and proceeds from the issuance of the subordinated notes, partially offset by repurchases of and dividends paid on our common stock. For the nine months ended September 30, 2021, net cash of $134 million was provided by financing activities, primarily due to growth in deposits, partially offset by net repayment of short-term borrowings and repurchases of and dividends paid on our common stock.
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

These commitments include the following:

(in thousands)	At September 30, 2022	At December 31, 2021

Unused consumer portfolio lines	$507,962	$405,992
Commercial portfolio lines (1)	821,837	820,131
Commitments to fund loans	39,469	90,852
Total	$1,369,268	$1,316,975
(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $562 million and $584 million at September 30, 2022 and December 31, 2021, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as compared to the respective regulatory requirements applicable to them:

	At September 30, 2022
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$689,911	7.61%	$362,628	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	629,911	8.66%	327,160	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	689,911	9.49%	436,214	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	830,827	11.43%	581,618	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$824,718	9.15%	$360,653	4.0%	$450,817	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	824,718	11.96%	310,292	4.5%	448,199	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	824,718	11.96%	413,722	6.0%	551,630	8.0%
Total risk-based capital (to risk-weighted assets)	867,047	12.57%	551,630	8.0%	689,537	10.0%

	At December 31, 2021
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$723,232	9.94%	$291,098	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	663,232	10.84%	275,281	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	723,232	11.82%	367,041	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	774,695	12.66%	489,388	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$727,753	10.11%	$287,990	4.0%	$359,988	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	727,753	12.87%	254,442	4.5%	367,527	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	727,753	12.87%	339,256	6.0%	452,341	8.0%
Total risk-based capital (to risk-weighted assets)	778,723	13.77%	452,341	8.0%	565,426	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At September 30, 2022, capital conservation buffers for the Company and the Bank were 3.43% and 4.57%, respectively.

The Company paid a quarterly cash dividend of $0.35 per common share in the third quarter of 2022. It is our current intention to continue to pay quarterly dividends, and on October 27, 2022, we declared another cash dividend of $0.35 per common share payable on November 22, 2022 to shareholders of record as of the close of business on November 8, 2022. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions.

Other than the acquisition of three branches in southern California, which is expected to close in the first quarter of 2023, whereby we will be purchasing $5.2 million of land and buildings, we had no material commitments for capital expenditures as of September 30, 2022. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance. In this Quarterly Report on Form 10-Q, we use the following non-GAAP measures: (i) tangible common equity and tangible assets as we believe this information is consistent with the treatment by bank regulatory agencies, which excludes intangible assets from the calculation of capital ratios; and (ii) an efficiency ratio which is the ratio of noninterest expenses to the sum of net interest income and noninterest income, excluding certain items of income or expense and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income tax expense and we believe including them in noninterest expenses impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income tax expense.

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

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	As of or for the quarter ended		As of or for the nine months ended September 30,
(in thousands, except ratio and rate)	September 30, 2022	June 30, 2022	2022	2021

Return on average tangible equity (annualized)
Average shareholders' equity	$603,278	$603,664	$634,831	$725,730
Less: Average goodwill and other intangibles	(30,602)	(31,380)	(31,198)	(32,484)
Average tangible equity	$572,676	$572,284	$603,633	$693,246

Net income	$20,367	$17,721	$58,039	$85,990
Adjustments (tax effected)
Amortization on core deposit intangibles	186	191	568	694
Tangible income applicable to shareholders	$20,553	$17,912	$58,607	$86,684
Ratio	14.2%	12.6%	13.0%	16.7%

Efficiency ratio
Noninterest expense
Total	$49,889	$50,637	$154,999	$161,372
Adjustments:
Legal fees recovery	—	—	—	1,900
State of Washington taxes	(629)	(579)	(1,714)	(1,759)
Adjusted total	$49,260	$50,058	$153,285	$161,513

Total revenues
Net interest income	$63,018	$60,056	$177,620	$169,973
Noninterest income	13,322	13,013	41,893	91,355
Gain on sale of branches	(4,270)	—	(4,270)	—
Total	$72,070	$73,069	$215,243	$261,328

Ratio	68.4%	68.5%	71.2%	61.8%

Effective tax rate used in computations above	22.0%	22.0%	22.0%	21.0%

	As of
(in thousands, except share data)	September 30, 2022	December 31, 2021

Tangible book value per share
Shareholders' equity	$552,789	$715,339
Less: goodwill and other intangibles	(30,215)	(31,709)
Tangible shareholder's equity	$522,574	$683,630
Common shares outstanding	18,717,557	20,085,336
Computed amount	$27.92	$34.04

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$522,574	$683,630
Tangible assets
Total assets	9,072,887	7,204,091
Less: Goodwill and other intangibles	(30,215)	(31,709)
Net	$9,042,672	$7,172,382
Ratio	5.8%	9.5%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The following table presents sensitivity gaps for these different intervals:

	At September 30, 2022
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$57,256	$—	$—	$—	$—	$—	$—	$—	$57,256
FHLB Stock	62,838	—	—	—	—	—	8,590	—	71,428
Investment securities (1)	175,561	70,516	130,916	174,640	119,037	567,359	73,912	—	1,311,941
LHFS	13,787	—	—	—	—	—	—	—	13,787
LHFI (1)	1,276,311	384,622	501,001	1,423,581	1,891,987	1,713,955	22,030	—	7,213,487
Total	1,585,753	455,138	631,917	1,598,221	2,011,024	2,281,314	104,532	—	8,667,899
Non-interest-earning assets	—	—	—	—	—	—	—	404,988	404,988
Total assets	$1,585,753	$455,138	$631,917	$1,598,221	$2,011,024	$2,281,314	$104,532	$404,988	$9,072,887
Interest-bearing liabilities:
Demand deposit accounts (2)	$514,912	$—	$—	$—	$—	$—	$—	$—	$514,912
Savings accounts (2)	275,399	—	—	—	—	—	—	—	275,399
Money market accounts (2)	2,551,961	—	—	—	—	—	—	—	2,551,961
Certificates of deposit	487,477	486,918	394,108	347,275	4,207	331	1	—	1,720,317
FHLB advances	1,569,000	—	—	—	—	—	—	—	1,569,000
Long-term debt (3)	61,167	—	—	—	163,147	—	—	—	224,314
Total	5,459,916	486,918	394,108	347,275	167,354	331	1	—	6,855,903
Non-interest bearing liabilities	—	—	—	—	—	—	—	1,664,195	1,664,195
Shareholders' Equity	—	—	—	—	—	—	—	552,789	552,789
Total liabilities and shareholders' equity	$5,459,916	$486,918	$394,108	$347,275	$167,354	$331	$1	$2,216,984	$9,072,887
Interest sensitivity gap	$(3,874,163)	$(31,780)	$237,809	$1,250,946	$1,843,670	$2,280,983	$104,531
Cumulative interest sensitivity gap
Total	$(3,874,163)	$(3,905,943)	$(3,668,134)	$(2,417,188)	$(573,518)	$1,707,465	$1,811,996
As a % of total assets	(43)%	(43)%	(40)%	(27)%	(6)%	19%	20%
As a % of cumulative interest-bearing liabilities	29%	34%	42%	64%	92%	125%	126%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of September 30, 2022, the Company is considered liability-sensitive as exhibited by the gap table and our net interest income sensitivity analysis.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of September 30, 2022 and December 31, 2021 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	At September 30, 2022		At December 31, 2021
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+200	(9.9)%	(29.1)%	7.8%	(5.0)%
+100	(5.1)%	(14.9)%	3.5%	(2.8)%
-100	3.3%	13.9%	(1.3)%	1.9%
-200	6.4%	25.3%	(2.5)%	(4.9)%
(1)For purposes of our model, we assume interest rates will not go below zero. This "floor" limits the effect of a potential negative interest rate shock in a low rate environment.
(2)This percentage change represents the impact to net interest income for a one-year period, assuming there is no change in the structure of the balance sheet.
(3)This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

The changes in interest rate sensitivity between December 31, 2021 and September 30, 2022 reflected the impact of higher market interest rates, a flatter yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1ARISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1A of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2022 for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
There were no sales of unregistered securities during the third quarter of 2022.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 4, 2022.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)