Form 10-K
period 2022-12-31
HomeStreet, Inc.
filed 2023-03-06
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $517 million based on a closing price of $34.67 per share of common stock on the Nasdaq Global Select Market on such date. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates.
The number of outstanding shares of the registrant's common stock as of February 24, 2023 was 18,755,241.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, will be incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of the shareholders to be held in 2023, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates. If a definitive proxy statement of the registrant is not filed within such period, the registrant will instead file such information on an amendment to this Report within such 120 days of the end of the registrant’s fiscal year to which this Report relates.

PART I
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") and the documents incorporated by reference contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” and similar expressions (or the negative of these terms). Such statements involve inherent risks, uncertainties and other factors, many of which are difficult to predict and are generally beyond control of HomeStreet Inc. (the "Company"). Forward-looking statements are based on the Company’s expectations at the time such statements are made and speak only as of the date made. The Company does not assume any obligation or undertake to update any forward-looking statements after the date of this release as a result of new information, future events or developments, except as required by federal securities or other applicable laws, although the Company may do so from time to time. The Company does not endorse any projections regarding future performance that may be made by third parties. For all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act.

We caution readers that actual results may differ materially from those expressed in or implied by the Company’s forward-looking statements. Rather, more important factors could affect the Company’s future results, including but not limited to the following: (1) changes in the U.S. and global economies, including business disruptions, reductions in employment, inflationary pressures and an increase in business failures, specifically among our customers; (2) changes in the interest rate environment may reduce interest margins; (3) changes in deposit flows, loan demand or real estate values may adversely affect the business of our primary subsidiary, HomeStreet Bank (the “Bank”), through which substantially all of our operations are carried out; (4) there may be increases in competitive pressure among financial institutions or from non-financial institutions; (5) our ability to attract and retain key members of our senior management team; (6) the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control; (7) our ability to control operating costs and expenses; (8) our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; (9) the adequacy of our allowance for credit losses; (10) changes in accounting principles, policies or guidelines may cause our financial condition to be perceived or interpreted differently; (11) legislative or regulatory changes that may adversely affect our business or financial condition, including, without limitation, changes in corporate and/or individual income tax laws and policies, changes in privacy laws, and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes; (12) general economic conditions, either nationally or locally in some or all areas in which we conduct business, or conditions in the securities markets or banking industry, may be less favorable than what we currently anticipate; (13) challenges our customers may face in meeting current underwriting standards may adversely impact all or a substantial portion of the value of our rate-lock loan activity we recognize; (14) technological changes may be more difficult or expensive than what we anticipate; (15) a failure in or breach of our operational or security systems or information technology infrastructure, or those of our third-party providers and vendors, including due to cyber-attacks; (16) success or consummation of new business initiatives may be more difficult or expensive than what we anticipate; (17) our ability to grow efficiently both organically and through acquisitions and to manage our growth and integration costs; (18) the continued impact of COVID-19 on our business, employees and our ability to provide services to our customers and respond to their needs as more cases of COVID-19 may arise in our primary markets (19) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (20) litigation, investigations or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than what we anticipate; (21) our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or the Bank, or repurchases of our common stock; and (22) the consummation of our transaction to purchase three branches in southern California. A discussion of the factors, risks and uncertainties that could affect our financial results, business goals and operational and financial objectives cited in this release, other releases, public statements and/or filings with the Securities and Exchange Commission (“SEC”) is also contained in the “Risk Factors” sections of this Forms 10-K. We strongly recommend readers review those disclosures in conjunction with the discussions herein.

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

ITEM 1.BUSINESS

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to "we," "our," and “us” refer to HomeStreet, Inc., a Washington corporation, ("HomeStreet," or the "Company,") and its consolidated subsidiaries, HomeStreet Bank (the "Bank") and HomeStreet Capital Corporation.

Overview

We are a diversified financial services company with offices in Washington, Oregon, California, Hawaii, Utah and Idaho serving customers throughout the western United States. We were founded in 1921 and are headquartered in Seattle, Washington. We provide commercial banking products and services to small and medium sized businesses, real estate investors and professional firms and consumer banking products and services to individuals. As of December 31, 2022, we had $9.4 billion of total assets, $7.4 billion of loans and $7.5 billion of deposits.

With the exception of the updates provided below, the information required under Part I. Item 1. – “Business” is incorporated by reference to Part I, Item 1, "Business" in our Annual Report on Form 10-K for the years ended December 31, 2021 and 2020.

Human Capital Management

Employee Headcount

As of December 31, 2022, the Company employed 937 employees across our geographic footprint; 94% were full-time; 6% part-time. Our employee turnover rate was 28% during the year ended December 31, 2022, with a voluntary turnover rate of 21%.

Company Culture

As a financial institution, HomeStreet Bank holds a valued position in the community, among its customers and employees, and with its regulators. Since 1921, the Company has earned the trust of customers, employees and regulators through its effective management and deep community involvement thereby developing a reputation for reliability, fairness, honesty and integrity. Our reputation is directly tied to the individual decisions, actions and sense of business ethics of each and every one of our employees. We believe a high level of trust gives us a competitive advantage in an environment that is increasingly sensitive to business ethics. It is our belief that employees and customers are attracted to work for, and do business with, a company that prides itself on maintaining the highest ethical standards. For all these reasons, a commitment to fairness, honesty, integrity and community service are core values of the Company.

As part of our commitment to our core values, HomeStreet's Culture Committee, which is made up of employees from a variety of ethnic backgrounds, job functions and titles, holds regular meetings. The Culture Committee has identified five key pillars built on specific behaviors that bring our values to life: a focus on customers, collaboration as one team, delivering excellence, embodying a spirit to serve the communities that we are in and being engaged in our work in a manner that we describe as “All In.” In 2022, the Culture Committee met regularly to discuss ways to promote our inclusive work environment and support our recruiting efforts to extend outreach to historically marginalized groups such as biracial and people of color, veterans and individuals with disabilities. Our Employee Resource Groups also met regularly, allowing for collaborative environments where employees can freely discuss social issues they or others may be dealing with and ways to better extend a culture of inclusion throughout our organization.

Diversity, Equity and Inclusion

HomeStreet values diversity, equity and inclusion principles and is an equal opportunity employer, committed to a diverse workplace with employees from a wide range of backgrounds and individual characteristics: race, ethnicity, sex, gender, sexual orientation or identity, disability, religion, age, national origin, military or veteran status, marital status, religion, use of service animal, or other characteristics. Diversity also includes differences in backgrounds, experiences, perspectives, thoughts, interests and ideas. As a result of our diverse Company, we believe that our employees will have greater job satisfaction, higher levels of trust and better engagement, which in turn translates to happier and more engaged employees with a greater capacity for customer service and a deeper connection to our strategic plan, ultimately providing greater value to shareholders over the long term. HomeStreet works hard to ensure that our employees are given opportunities to be valued, heard, engaged and involved at work and have meaningful opportunities to collaborate, contribute, and grow in their careers. HomeStreet focuses on recruiting, retaining and promoting employees from diverse backgrounds and who are representative of the people in the communities we serve. By doing so, we believe we are better able to serve our customers and understand their financial needs and goals. HomeStreet’s Culture Committee helps management identify ways to increase and promote opportunities for our employees. The Culture Committee works with management to identify and promote practices that will help us achieve a more diverse and inclusive workplace. We also promote policies and practices to combat harassment, discrimination, retaliation, or disrespectful or other unprofessional conduct based on an individual’s identity, including sex, gender, sexual orientation, race, religion, color, ancestry, physical disability, mental disability, age, marital status and other protected classifications.
Compensation of Employees

As part of our goal of providing high-quality banking and financial services to our customers while creating a positive impact in the local communities in which we do business, we designed our compensation program with the intention of attracting and retaining well-qualified employees. We use a mix of base salary, cash-based short-term incentive plans and defined contributions to our 401(k) plan for participating employees to incentivize our employees and we offer equity-based long-term incentive compensation for members of the management team who are senior vice presidents and above. Employee performance is considered, evaluated and discussed through quarterly performance check-ins between managers and their direct reports, and employees eligible for short-term annual incentives also have annual performance reviews. Our non-exempt employees are paid hourly wages (including overtime rates) along with defined contributions to our 401(k) plan for participating employees.

We also offer a variety of group benefit programs designed to provide our employees with health and wellness benefits, financial benefits in the event of planned or unplanned expenses, or losses relating to illness, disability or death; programs and benefits to help plan for retirement; and programs to deal with job-related or personal problems.

Employee Training and Development

As part of our employee development program, we provide a variety of training and educational opportunities to help our employees stay current on regulatory compliance issues and develop their professional skills. We use an online learning management system to create, assign and track compliance and professional development learning programs across many topical areas such as banking, mortgage and regulatory education, technology training, public speaking and proactive communication, development of strong customer relationships, leadership and customer service skills.

Employee Safety and Support; Response to COVID-19

Employee safety is a priority, and we promote workplace safety in many ways. As the COVID-19 pandemic ebbs and flows, we continue to keep the safety of our employees as one of our key priorities. In 2022, our practice of providing any employee paid time off to isolate, treat and recover from COVID-19 exposure supported all employees and provided 6,890 paid hours of time off to employees, without requiring them to use their own sick time.

HomeStreet has been able to sustain a blended in-person, hybrid, and remote work model for employees whose positions are not dependent on being customer-facing. Employees are encouraged to wear masks in the workplace if they prefer to do so. Through 2022, our crisis management team continued to meet regularly and as the COVID-19 pandemic has evolved through increase and subsidence, we continue to have employees report all positive COVID cases to our Human Resources department to ensure we are prepared should an outbreak occur at any one of our branches or offices.

Employee Community Involvement

HomeStreet supports the active involvement of our employees in supporting their communities. Employees who donate blood receive one paid day off from work for each donation. Additionally, employees are given time off to volunteer for community organizations, and where employees make a substantial commitment of time to a particular organization, HomeStreet offers an additional financial contribution to those organizations in recognition of the commitment of our employees. We also create active partnerships with hundreds of local organizations, and our employees provide leadership, educational support, hands-on service, expertise and financial support to those organizations. We focus primarily on organizations within the scope of the Community Reinvestment Act (“CRA”) that provide support for housing, basic needs and economic development for those of low and moderate income. Our senior management also helps to educate our employees on the importance of our community responsibility focus and strategies.

Environmental, Social, and Governance Matters

In 2022, we split the Human Resources and Corporate Governance Committee (the “HRCG Committee”) of the Board into two separate committees: the Compensation Committee and the Nominating and Governance Committee (the “NGC”). The purpose and scope of the new NGC include oversight of our human capital management (“HCM”) and environmental, social, and governance (“ESG”) programs, policies and practices. The NGC’s specific duties and responsibilities in this regard include monitoring and evaluating the Company’s programs, policies and practices relating to ESG issues and making recommendations to the Board of Directors regarding the Company’s overall strategy with respect to ESG matters. In addition, in 2021, we established an ESG Management Steering Committee comprised of senior management members and included ESG as part of our strategic planning process, and this work on developing HomeStreet’s ESG policy and priorities has continued through 2022. The purpose of the ESG Management Steering Committee is to assist the NGC in fulfilling its oversight responsibilities with respect to ESG matters. In 2023, HomeStreet will be publishing its first ESG Report to highlight the Company’s current and projected ESG programs and activities.
Locations

We operate 58 full service bank branches in Washington, in Northern and Southern California, in the Portland, Oregon area and in Hawaii, as well as four primary stand-alone commercial lending centers located in Oregon, Southern California, Idaho and Utah.

Regulation and Supervision of HomeStreet Bank

Restrictions Applicable to Bank Holding Companies

Federal law generally prohibits, except with the prior approval of the Federal Reserve (or pursuant to certain exceptions):

•for any action to be taken that causes any company to become a bank holding company;
•for any action to be taken that causes a bank to become a subsidiary of a bank holding company;
•for any bank holding company to acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, such company will directly or indirectly own or control more than 5 per centum of the voting shares of such bank;
•for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank; or
•for any bank holding company to merge or consolidate with any other bank holding company.

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

Each institution is provided an assessment rate, which is generally based on the risk that the institution presents to the DIF. Institutions with less than $10 billion in assets generally had an assessment rate that can range from 1.5 to 30 basis points from July 2016 through December 2022. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules by 2 basis points, beginning the first quarterly assessment period of 2023. In addition, the FDIC in 2020 adopted a rule to mitigate the effect on deposit insurance assessments resulting from a bank’s participation in certain programs adopted as a result of the coronavirus pandemic. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered.

Consumer Protection Laws and Regulations

The Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While this list is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Secure and Fair Enforcement in Mortgage Licensing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members' Civil Relief Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil money penalties, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights. The Bank has a compliance governance structure in place to help ensure its compliance with these requirements.

The Bank is subject to a variety of provisions related to consumer mortgage including: (1) a requirement that lenders make a determination that at the time a residential mortgage loan is consummated the consumer has a reasonable ability to repay the loan and related costs, (2) a ban on loan originator compensation based on the interest rate or other terms of the loan (other than the amount of the principal), (3) a ban on prepayment penalties for certain types of loans, (4) bans on arbitration provisions in mortgage loans and (5) requirements for enhanced disclosures in connection with the making of a loan. The Bank is also subject to mortgage loan application data collection and reporting requirements under the Home Mortgage Disclosure Act and a variety of requirements related to its mortgage loan servicing activities.

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

Risk Related to Market Factors

Changes to monetary policy by the Federal Reserve have and could further adversely impact our results of operations.

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

Changes in market factors beyond our control, including fluctuation in interest rates, have and could further adversely impact our profitability and financial results.

Market factors outside of our control, including changing interest rate environments, regulatory decisions, increased competition, changes in the yield curve, consumer confidence, rates of unemployment and other forces of market volatility, can have a significant impact on our results of operations, financial condition and capital positions.

Our earnings are dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings and may negatively impact our ability to attract deposits, make loans, and achieve satisfactory interest rate spreads. In addition, changes to market interest rates may impact the demand for loans, levels of deposits and investments and the credit quality of existing loans. These rate changes have and may further adversely impact our liquidity, financial condition, results of operations and capital position.

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

In addition to overall fluctuations in interest rates, asymmetrical changes in interest rates, for example a greater increase in short term rates than in long term rates, could adversely impact our net interest income because our liabilities tend to be more sensitive to short term rates while our assets tend to be more sensitive to long term rates. In addition, it may take longer for our assets to reprice to adjust to a new rate environment because fixed rate loans do not fluctuate with interest rate changes and adjustable rate loans often have a specified initial fixed rate period before reset. As a result, a flattening or an inversion of the yield curve is likely to have a negative impact on our net interest income.

Our securities portfolio also includes securities whose value is sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of shareholders’ equity until realized upon sale. Interest rate fluctuations may impact the value of these securities and as a result, shareholders’ equity, and may cause material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our operating results, financial condition and capital position.

Inflation could negatively impact our business and profitability.

Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expenses related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses.

The financial services industry is highly competitive, and as a result, our business, results of operations, financial condition and capital position may be adversely affected.

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

Uncertainty relating to the phasing out of London Interbank Offered Rate (“LIBOR”) may adversely affect our business, financial condition and results of operations.

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

The alternative index selected by the agencies, Fannie Mae (“FNMA”), Federal Home Loan Mortgage Corporation (“FHMLC”), and Ginnie Mae (“GNMA"), for loans originated prior to September 30, 2020 may result in significant implementation costs for our portfolio of loans serviced for others. The alternative index selected by the Trustee of our trust preferred debt may result in higher borrowing costs.

The implementation and use of the Secured Overnight Financing Rate ("SOFR") as an index replacement for LIBOR may adversely impact our net interest income and create litigation exposure.

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

Further, the uncertainty regarding the transition from LIBOR to SOFR or other benchmark rates could adversely affect floating-rate obligations, deposits, loans, derivatives and other financial instruments, including the rates we pay on our subordinated debentures and trust preferred securities, which could, in turn, adversely affect our financial condition, results of operations and capital position.

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

Risks Related to Operations

Our employees hybrid-remote work schedules may create failure or circumvention of our controls and procedures, including safeguarding our confidential information.

Since the onset of the pandemic, many of our employees have worked from home in a hybrid-remote work schedule. We face risks associated with having a significant portion of our employees working from home as we may have less oversight over certain internal controls and the confidentiality requirements of our compliance and contractual obligations may be more challenging to meet as confidential information is being accessed from a wider range of locations and there may be more opportunity for inadvertent disclosure or malicious interception. Many of our vendors are also allowing their workforce to work from home, which may create similar issues if our confidential information is being accessed by employees of those vendors in connection with their performance of services for us. While we have not identified any significant concerns to date with our internal controls, compliance obligations or confidentiality requirements, the change in work environment, team dynamics and job responsibilities for us and our vendors could increase our risk of failure in these areas, which could have a negative impact on our financial reporting, compliance risk, operational risk and reputational risk.

We rely on third party purchasers to buy our loans in the secondary market, and changes to their policies and practices may significantly impact our financial results.

We originate a substantial portion of our single family mortgage loans for sale to third party investors, including government-sponsored enterprises (“GSE”) such as Fannie Mae, Freddie Mac and Ginnie Mae. Changes in the types of loans purchased by these GSEs or the program requirements for those entities could adversely impact our ability to sell certain of the loans we originate for sale, leaving us unable to find a buyer on similar terms. Similarly, changes in the fee structures by any of our third party loan purchasers, including the GSEs, may increase our costs of doing business, the cost of loans to our customers, and the cost of selling loans to third party loan purchasers, all of which could in turn decrease our margin and negatively impact our profitability. In addition, significant changes in the underwriting criteria of third party loan purchasers could increase our costs or decrease our ability to sell into the secondary markets. Any of these changes can have a negative impact on our liquidity, financial condition, results of operations and capital position.

We are bound by representations or warranties we make to third party purchasers of our loans or mortgage servicing rights (“MSRs”) and may be liable for certain costs and damages if those representations are breached.

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

We actively manage our capital levels with a goal of returning excess capital to shareholders, which we currently do through dividend and stock repurchase programs. While we have been able to sustain our dividend payments, a materially negative change to our business, results of operations and capital position, could cause us to suspend dividend payments to preserve capital. In addition, our regulators could restrict our ability to pay dividends or repurchase our stock.

While the intent of our capital management strategy is to improve the long-term value of our stock, we cannot be assured that stock repurchases will actually enhance long-term shareholder value. Repurchases may affect our stock price and increase its volatility in the short term. While the existence of the program may increase the price and decrease liquidity in our stock in the short term, other market factors may cause the stock price of our common shares to fall below the price we paid for the repurchase of our common stock. As a result, shareholders may not see an increase in the value of their holdings.

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

HomeStreet, Inc. is a separate legal entity from the Bank, which is the primary source of funds available to HomeStreet Inc. to service its debt, pay dividends to shareholders, repurchase shares and otherwise satisfy its obligations. The availability of dividends from the Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a “well capitalized” ratio at the Bank, as well as by our policy of retaining a significant portion of our earnings to support the Bank’s operations. For additional information on these restrictions, see “Item 1 Business” in this Annual Report. If the Bank cannot pay dividends to HomeStreet Inc., HomeStreet, Inc. may be limited in its ability to service its debt, fund its operations, repurchase shares and pay dividends to its shareholders.

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

A substantial portion of our loans are secured by real property, including a growing portfolio of commercial real estate (“CRE”) loans. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, unforeseen natural disasters and a decline in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, other real estate owned (“OREO”), net charge-offs and provisions for credit and OREO losses. If real estate market values decline significantly, as they did in the 2008 to 2011 recession, the collateral for our loans may provide less security and reduce our ability to recover the principal, interest and costs due on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified, and we could face reduced liquidity, constraints on capital resources, increased obligations to investors to whom we sell mortgage loans, declining income on mortgage servicing fees and a related decrease in the value of MSRs, and declining values on certain securities we hold in our investment portfolio.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the Federal Deposit Insurance Corporation (“FDIC”), the Washington Department of Financial Institutions and the Federal Reserve, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Many of these laws are complex, especially those governing fair lending, predatory or unfair or deceptive practices, and the complexity of those rules creates additional potential liability for us because noncompliance could result in significant regulatory action, including restrictions on operations and fines, and could lead to class action lawsuits from shareholders, consumers and employees. In addition, various states have their own laws and regulations, especially California, which has heightened data privacy, employment law and consumer protection regulations, and the cost of complying with state rules that differ from federal rules can significantly increase compliance costs.

Our consumer business, including our mortgage and other consumer lending and non-lending businesses, is also governed by policies enacted or regulations adopted by the Consumer Financial Protection Bureau (“CFPB”) which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. Our regulators, including the FDIC, use interpretations from the CFPB and relevant statutory citations in certain parts of their assessments of our regulatory compliance, including the Real Estate Settlement Procedures Act, the Final Integrated Disclosure Rule, known as TRID, and the Home Mortgage Disclosure Act, adding to the complexity of our regulatory requirements, increasing our data collection requirements and increasing our costs of compliance. The laws, rules and regulations to which we are subject evolve and change frequently, including changes that come from judicial or administrative agency interpretations of laws and regulations outside of the legislative process that may be more difficult to anticipate, and changes to our regulatory environment are often driven by shifts of political power in the federal government. In addition, we are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations and certain corporate actions. Administrative and judicial interpretations of the rules that apply to our business may change the way such rules are applied, which also increases our compliance risk if the interpretation differs from our understanding or prior practice. Moreover, an increasing amount of the regulatory authority that pertains to financial institutions is in the form of informal “guidance” such as handbooks, guidelines, examination manuals, field interpretations by regulators or similar provisions that could affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and our profitability.

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

Regulatory guidelines may restrict our ability to pay the principal of, and accrued and unpaid interest on, the HomeStreet Notes.

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

Risks Related to a Pandemic

Our customers may be negatively impacted by a pandemic, which may result in adverse impacts to our financial position and results of operations.

In the event of future public health crises, epidemics, pandemics or similar events, the communities where we do business may be put under varying degrees of restrictions on social gatherings and retail operations. These restrictions, combined with related changes in consumer behavior and significant increases in unemployment, may result in extreme financial hardship for certain industries, especially travel, energy, hotel, food and beverage service and retail. Some of our customers may be unable to meet their debt obligations to us in a timely manner, or at all, and we may experience a heightened number of requests from customers for forbearances on loans.

If pandemic related Federal, state and local moratoriums on evictions for non-payment of rent are enacted, they may negatively impact the ability of some borrowers to make payments on loans made for multifamily housing. In addition, such action may ultimately cause a meaningful number of loans in our portfolio to need forbearance or significant modification and migrate to an adverse risk rating because of impacts of an economic recession. In light of these, and other credit issues, we cannot be sure that our allowance for credit losses will be adequate or that additional increases to the allowance for credit losses will not be needed in subsequent periods. If our allowance is not adequate, future net charge-offs may be in excess of our current expected losses, which would create the need for more provisioning and will have a negative impact on our financial condition, results of operations and capital position.

Risks Related to Certain Environmental, Social and Governance Issues

Our business is subject to evolving regulations and stakeholders’ expectations with respect to environmental ("ESG"), social and governance matters that could expose us to numerous risks.

Increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements. We may also communicate certain initiatives and goals regarding ESG-related matters in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosures. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope, prioritization or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Climate change could have a material negative impact on us and our customers.

Our business, as well as the operations and activities of our customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate changes presents multi-faceted risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets as well as those of our customers; (ii) credit risk from borrowers with significant exposure to climate risk; and (iii) reputational risk from stakeholder concerns about our practices related to climate change and our carbon footprint. Our business, reputation, and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.

Climate change exposes us to physical risk as its effects may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, tornados, hurricanes, wildfires and extreme seasonal weather; and longer-term shifts, such as increasing average temperatures, ozone depletion, and rising sea levels. Such events and long-term shifts may damage, destroy or otherwise impact the value or productivity of our properties and other assets; reduce the availability of insurance; and/or disrupt our operations and other activities through prolonged outages. Such events and long-term shifts may also have a significant impact on our customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses and counterparties with whom we transact, which could have a broader impact on the economy, supply chains, and distribution networks.

ITEM 1BUNRESOLVED STAFF COMMENTS

None.

ITEM 2PROPERTIES

We lease principal offices, which are located in downtown Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. This lease provides sufficient space to conduct the management of our business. The Company conducts its Commercial and Consumer Banking activities in locations in Washington, California, Oregon, Hawaii, Idaho, and Utah. As of December 31, 2022, we operated in four primary commercial lending centers, 55 retail deposit branches, and one insurance office. As of such date, we also operated two facilities for the purpose of administrative and other functions in addition to the principal offices: a call center and operations support facility located in Federal Way, Washington, and a loan fulfillment center in Lynnwood, Washington. Of these properties, we own four of the retail deposit branches, the call center and operations support facility in Federal Way, and we own 50% of a retail branch through a joint venture. In February of 2023, we completed the purchase of three additional retail deposit branches. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities.

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

As of February 24, 2023, there were 2,220 shareholders of record of our common stock.

Dividend Policy

HomeStreet's has a dividend policy that contemplates the payment of quarterly cash dividends on our common stock when, if and in an amount declared by the Board of Directors after taking into consideration, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. While the Company has no plans to change the current level of its dividends, the payment of a dividend and the dividend rate to be paid will be reassessed each quarter by the Board of Directors in accordance with the dividend policy. Our ability to pay dividends to shareholders is dependent on many factors, including the Bank's ability to pay dividends to the Company. Therefore, we cannot give assurance that we will be able to continue to pay a regular dividend in any future period.

Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of 2022.

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

The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our common stock, the Russell 2000 Index (RUT) and the KBW Regional Banking Index ("KRX"). The graph assumes that $100 was invested at the market close on December 31, 2017 in the common stock of HomeStreet, Inc., the Russell 2000 Index, the KBW Regional Banking Index and data for HomeStreet, Inc., the Russell 2000 Index and the KBW Regional Banking Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6     Reserved.

ITEM 7MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of results of operations and financial condition ("MD&A") is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our consolidated Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes in Part II, Item 8 of this Annual Report on Form 10-K. A comparison of the financial results for the year ended December 31, 2021 to the year ended December 31, 2020, is included in Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Management's Overview of 2022 Financial Performance

Recent Developments
Economic and Market Conditions

Our financial results have been adversely impacted by the historically significant increase in short-term interest rates by the Federal Reserve during 2022. This dramatic increase in rates resulted in significant reductions in loan demand, particularly in single family mortgage. Accordingly, our gain on loan sales activities declined significantly and are expected to remain at low levels in 2023. Additionally, our interest sensitive deposits declined as customers moved funds to higher yielding products both at our Bank and at other banks and brokerage firms. We have taken a number of steps to reduce the pressure on our funding base, including: (i) significantly reducing our level of loan originations; (ii) introducing promotional priced deposit products which allow us to attract and retain deposits without repricing our existing interest-bearing deposit base; (iii) entering into $1 billion of fixed-rate Federal Home Loan Bank advances in the fourth quarter of 2022; and (iv) completing the acquisition of three California branches in the first quarter of 2023. Inflationary pressures have adversely impacted our operations by increasing our costs, primarily compensation costs which we expect to be higher in 2023.

Due to the impacts of the significant increases in short term rates and the continued uncertainty regarding further short term rate increases by the Federal Reserve in 2023, and as a result of our actions taken to address the impact of these increases, we expect the balance of our loans held for investment to stay relatively stable during 2023 and our net interest margin to be significantly lower in 2023 as compared to 2022.
Other Items
In February 2023, we completed an acquisition of three branches in southern California whereby we assumed $373 million in deposits and purchased approximately $22 million in loans.

On January 19, 2022, we completed a $100 million subordinated notes offering due in 2032 (the “Notes”). Interest on the Notes initially will accrue at a rate equal to 3.50% per annum from and including the date of original issuance to, but excluding, January 30, 2027, payable semiannually in arrears. From and including January 30, 2027, to, but excluding, the maturity date or the date of earlier redemption, the Notes will bear interest equal to the three-month term SOFR plus 215 basis points, payable quarterly in arrears. Net proceeds to the Company were $98 million, after deducting underwriting discounts and offering expenses. The Company used a significant portion of the net proceeds from the Notes offering to repurchase shares of its common stock through open market purchases, with the remainder of the net proceeds used for working capital and other general corporate purposes, including support for growth of our assets.

As part of our capital management strategy, in 2022, we repurchased a total of 1,471,485 shares of our common stock at an average price of $50.97 per share, representing 7.3% of the shares outstanding at December 31, 2021.

Critical Accounting Estimates

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

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of the loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and loss given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model and to assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade for all periods, the amount of the ACL at December 31, 2022 would increase by approximately $8 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

MSRs are recognized as separate assets when servicing rights are acquired through the sale of loans or purchased. For sales of mortgage loans, the fair value of the MSR is estimated and capitalized. Purchased MSRs are capitalized at the cost to acquire. Initial and subsequent fair value measurements are determined using a discounted cash flow model. To determine the fair value of the MSR, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. We also utilize a third party valuation firm to value our MSRs on a periodic basis, the results of which we use to evaluate the reasonableness of our modeled values. Actual market conditions could vary significantly from current conditions which could result in the estimated life of the underlying loans being different which would change the fair value of the MSR. We carry our single family residential MSRs at fair value and report changes in fair value through earnings. MSRs for loans other than single family loans are adjusted to fair value if the carrying value is higher than fair value and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Summary Financial Data

	For the Years Ended December 31,
(dollars in thousands, except per share data and FTE data)	2022	2021

Select Income Statement data:
Net interest income	$233,307	$227,057
Provision for credit losses	(5,202)	(15,000)
Noninterest income	51,570	119,975
Noninterest expense	205,419	215,343
Income:
Before income taxes	84,660	146,689
Total	66,540	115,422
Income per share - diluted	$3.49	$5.46
Select Performance Ratios:
Return on average equity	10.8%	15.9%
Return on average tangible equity (1)	11.5%	16.8%
Return on average assets	0.79%	1.58%
Efficiency ratio (1)	72.4%	61.9%
Net interest margin	2.99%	3.38%
Other Data:
Full time equivalent employees	942	991
(1)Return on average tangible equity and the efficiency ratio are non-GAAP financial measures. For a reconciliation of return on average tangible equity to the nearest comparable GAAP financial measure and the computation of the efficiency ratio, see “Non-GAAP Financial Measures” elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial Data (continued)

	As of December 31,
(dollars in thousands, except share and per share data)	2022	2021

Selected Balance Sheet Data:
Loans held for sale ("LHFS")	$17,327	$176,131
Loans held for investment ("LHFI"), net	7,384,820	5,495,726
ACL	41,500	47,123
Investment securities	1,400,212	1,006,691
Total assets	9,364,760	7,204,091
Deposits	7,451,919	6,146,509
Borrowings	1,016,000	41,000
Long-term debt	224,404	126,026
Total shareholders' equity	562,147	715,339
Other data:
Book value per share	$30.01	$35.61
Tangible book value per share (1)	$28.41	$34.04
Total equity to total assets	6.0%	9.9%
Tangible common equity to tangible assets (1)	5.7%	9.5%
Shares outstanding at period end	18,730,380	20,085,336
Loans to deposits ratio	99.9%	93.0%
Credit quality:
ACL to total loans (2)	0.57%	0.88%
ACL to nonaccrual loans	412.7%	386.2%
Nonaccrual loans to total loans	0.14%	0.22%
Nonperforming assets to total assets	0.13%	0.18%
Nonperforming assets	$11,893	$12,936
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio	8.63%	10.11%
Total risk-based capital	12.59%	13.77%
Company
Tier 1 leverage ratio	7.25%	9.94%
Total risk-based capital	11.53%	12.66%
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

Results of Operations

2022 Compared to 2021

General: Our net income and income before income taxes were $66.5 million and $84.7 million, respectively, in 2022, as compared to $115.4 million and $146.7 million, respectively, in 2021. The $62.0 million decrease in income before taxes was due to a lower recovery of our allowance for credit losses and lower noninterest income, partially offset by higher net interest income and lower noninterest expense.

Income Taxes: Our effective tax rate during 2022 was 21.4% as compared to 21.3% in 2021 and our statutory rate of 24.4%. Our effective tax rate was lower than our statutory rate due to the benefits of tax advantaged investments and reductions in taxes on income related to excess tax benefits resulting from the exercise and vesting of stock awards during the periods.

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

	Years Ended December 31,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets
Loans (1)	$6,596,284	$267,672	4.02%	$5,653,930	$222,909	3.91%
Investment securities (1)	1,195,995	37,986	3.18%	1,020,530	24,262	2.38%
FHLB Stock, Fed Funds and other	105,028	3,622	3.40%	96,303	569	0.59%
Total interest-earning assets	7,897,307	309,280	3.88%	6,770,763	247,740	3.63%
Noninterest-earning assets	498,771			547,742
Total assets	$8,396,078			$7,318,505
Interest-bearing liabilities
Interest bearing deposits: (2)
Demand deposits	$521,424	$755	0.14%	$525,836	$726	0.14%
Money market and savings	2,941,699	12,913	0.44%	2,996,757	4,449	0.15%
Certificates of deposit	1,328,290	18,345	1.38%	1,048,218	6,236	0.59%
Total	4,791,413	32,013	0.67%	4,570,811	11,411	0.25%
Borrowings:
Borrowings	1,024,344	29,085	2.81%	109,513	394	0.36%
Long-term debt	219,398	9,883	4.49%	125,925	5,433	4.30%
Total interest-bearing liabilities	6,035,155	70,981	1.17%	4,806,249	17,238	0.36%
Noninterest-bearing liabilities
Demand deposits (2)	1,624,223			1,596,653
Other liabilities	119,231			189,801
Total liabilities	7,778,609			6,592,703
Shareholders' equity	617,469			725,802
Total liabilities and shareholders’ equity	$8,396,078			$7,318,505
Net interest income		$238,299			$230,502
Net interest rate spread			2.71%			3.27%
Net interest margin			2.99%			3.38%
(1)Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $5.0 million and $3.4 million for 2022 and 2021, respectively. The estimated federal statutory tax rate was 21% for both 2022 and 2021.
(2)Cost of all deposits, including noninterest-bearing demand deposits, was 0.50% and 0.18% for 2022 and 2021, respectively.

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

	2022 vs. 2021
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume

Assets:
Interest-earning assets
Loans	$6,492	$38,271	$44,763
Investment securities	9,078	4,646	13,724
FHLB stock, Fed Funds and other	2,997	56	3,053
Total interest-earning assets	18,567	42,973	61,540
Liabilities:
Deposits
Demand deposits	35	(6)	29
Money market and savings	8,546	(82)	8,464
Certificates of deposit	10,073	2,036	12,109
Total interest-bearing deposits	18,654	1,948	20,602
Borrowings:
Borrowings	12,955	15,736	28,691
Long-term debt	248	4,202	4,450
Total interest-bearing liabilities	31,857	21,886	53,743
Total changes in net interest income	$(13,290)	$21,087	$7,797

Net interest income in 2022 increased $6.3 million as compared to 2021 due primarily to increases in the average balance of interest earning assets, partially offset by a decrease in our net interest margin. The increase in interest-earning assets was due to loan originations and purchases of investment securities during 2022. Our net interest margin decreased from 3.38% in 2021 to 2.99% in 2022 due to an 81 basis point increase in the rates paid on interest-bearing liabilities which was partially offset by a 25 basis point increase in the yield on interest earning assets. The increase in yield on interest-earning assets was due to higher yields on our loans and investment securities. The higher yield on our loans was primarily due to yields on adjustable rate loans increasing due to increases in the indexes on which their pricing is based. The higher yield on our investment securities were primarily due to adjustments to yields realized from longer estimated lives of certain securities and the yields of securities purchased during 2022 being higher than the yields on our existing portfolio. The increase in the rates paid on our interest-bearing liabilities was due to higher deposit costs, higher borrowing costs and an increase in the proportion of higher cost borrowings used as our sources of funding. The increases in the rates paid on deposits was due to the significant increase in market interest rates during 2022. Our average borrowings increased by $915 million to fund the growth of our loan portfolio and investment securities. Our cost of borrowings increased from 36 basis points during 2021 to 281 basis points during 2022 due to the significant increase in market interest rates during 2022 and the impact of the $100 million fixed rate subordinated notes offering completed in January 2022.

Provision for Credit Losses: As a result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio, we recorded a $5.2 million and $15.0 million recovery of our allowance for credit losses in 2022 and 2021, respectively. In 2022, the amounts recovered were partially offset by provisions related to the growth in our loan portfolio and a $2.8 million increase in our collateral qualitative factor related to projected declines in future home prices.

Noninterest income consisted of the following:

	Years Ended December 31,
(in thousands)	2022	2021

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$13,054	$66,850
CRE, multifamily and SBA	4,647	25,468
Loan servicing income	12,388	7,233
Deposit fees	8,875	8,068
Other	12,606	12,356
Total noninterest income	$51,570	$119,975

(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Years Ended December 31,
(in thousands)	2022	2021

Single family servicing income (loss), net:
Servicing fees and other	$15,737	$15,658
Changes - amortization (1)	(9,951)	(19,669)
Subtotal	5,786	(4,011)
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	16,739	7,379
Net gain (loss) from economic hedging	(18,790)	(8,238)
Subtotal	(2,051)	(859)
Total	$3,735	$(4,870)

Commercial loan servicing income:
Servicing fees and other	$16,345	$19,684
Amortization of capitalized MSRs	(7,692)	(7,581)
Total	8,653	12,103
Total loan servicing income	$12,388	$7,233
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income for 2022 as compared to 2021 was due to a decrease in gain on loan origination and sale activities, which was partially offset by higher loan servicing income. The $74.6 million decrease in gain on loan origination and sale activities was due to a $53.8 million decrease in single family gain on loan origination and sale activities and a $20.8 million decrease in commercial real estate gain on loan origination and sale activities. The decrease in single family gain on loan origination and sale activities was due to a decrease in rate lock volume and margins as a result of the effects of increasing interest rates. The decrease in CRE and commercial gain on loan origination and sale activities was primarily due to an 81% decrease in the volume of loans sold. The $5.2 million increase in loan servicing income was primarily due to lower levels of prepayments which reduced our amortization costs. Included in other income in 2022 is a $4.3 million gain on sale of five eastern Washington branches in the third quarter.

Noninterest expense consisted of the following:

	Years Ended December 31,
(in thousands)	2022	2021

Noninterest expense
Compensation and benefits	$115,533	$132,015
Occupancy	24,528	23,832
Information services	29,981	27,913
General, administrative and other	35,377	31,583
Total noninterest expense	$205,419	$215,343

The $9.9 million decrease in noninterest expense in 2022 as compared to 2021 was primarily due to lower compensation and benefit costs, partially offset by increases in general, administrative and other expenses. The $16.5 million decrease in compensation and benefit costs was primarily due to reduced commission expense on lower loan origination volumes in our single family mortgage operations, lower bonus and commissions expense and lower headcount, which were partially offset by wage increases given in 2022. The increase in general, administrative and other costs was primarily due to higher FDIC fees due to our larger asset base and an increase in marketing costs related to our promotional deposit products.

Financial Condition – December 31, 2022 compared to December 31, 2021

During 2022, our total assets increased $2.2 billion due primarily to a $1.9 billion increase in loans held for investment and a $394 million increase in investment securities which were partially offset by a decrease of $159 million in loans held for sale. Loans held for investment increased due to $3.6 billion of originations, which were partially offset by prepayments and scheduled payments of $1.7 billion. Total liabilities increased $2.3 billion due to increases in deposits, borrowings and long-term debt. Deposits increased $1.3 billion primarily due to increased balances of brokered deposits and certificates of deposit related to our promotional products which was partially offset by decreases in our noninterest bearing and money market deposits. The $975 million increase in borrowings was used to fund the growth in our loans and investment securities. Long-term debt increased due to our $100 million fixed rate subordinated notes offering completed in January 2022.

Investment Securities

The fair values of our investment securities available for sale ("AFS") are as follows:

	At December 31,
	2022	2021
(in thousands)	Fair Value	Fair Value

Investment securities AFS:
Mortgage-backed securities:
Residential	$197,262	$32,963
Commercial	56,049	62,792
Collateralized mortgage obligations:
Residential	553,039	187,394
Commercial	70,519	136,659
Municipal bonds	411,548	539,923
Corporate debt securities	42,945	19,616
U.S. Treasury securities	19,934	23,175
Agency debentures	27,478	—
Total	$1,378,774	$1,002,522

Loans

The following table details the composition of our LHFI portfolio by dollar amount:

	At December 31,
(in thousands)	2022	2021

CRE
Non-owner occupied CRE	$658,085	$705,359
Multifamily	3,975,754	2,415,359
Construction/land development	627,663	496,144
Total	5,261,502	3,616,862
Commercial and industrial loans
Owner occupied CRE	443,363	457,706
Commercial business	359,747	401,872
Total	803,110	859,578
Consumer loans
Single family (1)	1,009,001	763,331
Home equity and other	352,707	303,078
Total	1,361,708	1,066,409
Total LHFI	7,426,320	5,542,849
ACL	(41,500)	(47,123)
Total LHFI less ACL	$7,384,820	$5,495,726
(1)Includes $5.9 million and $7.3 million of loans at December 31, 2022 and 2021, respectively, where a fair value option election was made at the time of origination and; therefore, are carried at fair value with changes recognized in the consolidated income statements.

The following tables show the contractual maturity of our loan portfolio by loan type:

	December 31, 2022				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

CRE
Non-owner occupied CRE	$27,163	$171,380	$459,542	$658,085	$83,078	$547,844
Multifamily	3,389	59,234	3,913,131	3,975,754	23,838	3,948,527
Construction/land development	543,108	84,555	—	627,663	30,877	53,678
Total	573,660	315,169	4,372,673	5,261,502	137,793	4,550,049
Commercial and industrial loans
Owner occupied CRE	4,688	82,399	356,276	443,363	134,895	303,780
Commercial business	63,681	179,566	116,500	359,747	75,922	220,144
Total	68,369	261,965	472,776	803,110	210,817	523,924
Consumer loans
Single family	67	598	1,008,336	1,009,001	385,839	623,095
Home equity and other	44	18	352,645	352,707	7,381	345,282
Total	111	616	1,360,981	1,361,708	393,220	968,377
Total LHFI	$642,140	$577,750	$6,206,430	$7,426,320	$741,830	$6,042,350

	December 31, 2021				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

CRE
Non-owner occupied CRE	$21,514	$150,110	$533,735	$705,359	$87,050	$596,795
Multifamily	17,826	50,693	2,346,840	2,415,359	5,028	2,392,505
Construction/land development	418,649	77,495	—	496,144	31,654	45,841
Total	457,989	278,298	2,880,575	3,616,862	123,732	3,035,141
Commercial and industrial loans
Owner occupied CRE	11,481	94,284	351,941	457,706	120,047	326,178
Commercial business	77,268	184,279	140,325	401,872	120,077	204,527
Total	88,749	278,563	492,266	859,578	240,124	530,705
Consumer loans
Single family	206	503	762,622	763,331	318,756	444,369
Home equity and other	33	34	303,011	303,078	6,909	296,136
Total	239	537	1,065,633	1,066,409	325,665	740,505
Total LHFI	$546,977	$557,398	$4,438,474	$5,542,849	$689,521	$4,306,351

Loan Roll-forward

(in thousands)	2022	2021

Loans - beginning balance January 1,	$5,542,849	$5,244,180
Originations and advances	3,583,204	3,279,593
Transfers to LHFS	(12,361)	(392,555)
Payoffs, paydowns and other	(1,685,063)	(2,586,525)
Charge-offs and transfers to OREO	(2,309)	(1,844)
Loans - ending balance December 31,	$7,426,320	$5,542,849

Loan Originations and Advances

	Years Ended December 31,
(in thousands)	2022	2021

CRE
Non-owner occupied CRE	$74,235	$86,167
Multifamily	1,855,152	1,600,133
Construction/land development	758,967	721,059
Total	2,688,354	2,407,359
Commercial and industrial loans
Owner occupied CRE	74,639	81,066
Commercial business	192,037	334,315
Total	266,676	415,381
Consumer loans
Single family	436,580	340,363
Home equity and other	191,594	116,490
Total	628,174	456,853
Total	$3,583,204	$3,279,593

Production Volumes for Sale to the Secondary Market

	Years Ended December 31,
(in thousands)	2022	2021

Loan originations
Single family loans	$573,110	$1,961,298
Commercial and industrial and CRE loans	100,092	295,366
Loans sold
Single family loans	693,348	2,046,811
Commercial and industrial and CRE loans (1)	145,622	773,378

Net gain on loan origination and sale activities
Single family loans	$13,054	$66,850
Commercial and industrial and CRE loans (1)	4,647	25,468
Total	$17,701	$92,318

(1) May include loans originated as held for investment.

Capitalized Mortgage Servicing Rights ("MSRs")

	Years Ended December 31,
(in thousands)	2022	2021

Single Family MSRs
Beginning balance	$61,584	$49,966
Additions and amortization:
Originations	8,245	23,908
Amortization (1)	(9,951)	(19,669)
Net additions and amortization	(1,706)	4,239
Change in fair value due to assumptions (2)	16,739	7,379
Ending balance	$76,617	$61,584
Ratio to related loans serviced for others	1.41%	1.11%

Multifamily and SBA MSRs
Beginning balance	$39,415	$35,774
Originations	3,533	11,222
Amortization	(7,692)	(7,581)
Ending balance	$35,256	$39,415
Ratio to related loans serviced for others	1.82%	1.94%
(1)     Represents changes due to collection/realization of expected cash flows and curtailments.
(2)    Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Deposits

Deposit balances and weighted average rates were as follows for the periods indicated:

	At December 31,
	2022		2021
(in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Deposits by product:
Noninterest-bearing demand deposits	$1,399,912	—%	$1,617,069	—%
Interest-bearing:
Interest-bearing demand deposits	466,490	0.10%	513,810	0.10%
Savings	258,977	0.06%	302,389	0.06%
Money market	2,383,209	1.22%	2,806,313	0.15%
Certificates of deposit	2,943,331	3.07%	906,928	0.51%
Total interest-bearing deposits	6,052,007	1.98%	4,529,440	0.21%
Total Deposits	$7,451,919	1.61%	$6,146,509	0.15%

The following table presents the schedule of maturities of certificates of deposit as of December 31, 2022:

(in thousands)	Three Months or Less	Over Three Months to Twelve Months	Over One Year through Three Years	Over Three Years	Total

Time deposits of $250,000 or less	$1,057,563	$1,197,671	$495,173	$3,698	$2,754,105
Time deposits of $250,000 or more	53,400	66,676	68,463	687	189,226
Total	$1,110,963	$1,264,347	$563,636	$4,385	$2,943,331

Credit Risk Management: Delinquent Loans, Nonperforming Assets and Provision for Credit Losses

As of December 31, 2022, our ratio of nonperforming assets to total assets remained low at 0.13% while our ratio of total loans delinquent over 30 days to total loans was 0.29%. The Company recorded a recovery of our allowance for credit losses of $5.2 million in 2022, and the ACL for loans decreased by $5.6 million, as a result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio. In 2022, the amounts recovered were partially offset by provisions related to the growth in our loan portfolio and a $2.8 million increase in our collateral qualitative factor related to projected declines in future home prices.

Delinquent loans by loan type consisted of the following:

	At December 31, 2022
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non- owner occupied CRE	$—	$—	$—		$—	$—	$658,085	$658,085
Multifamily	—	—	—		—	—	3,975,754	3,975,754
Construction and land development
Multifamily construction	—	—	—		—	—	95,117	95,117
CRE construction	—	—	—		—	—	18,954	18,954
Single family construction	—	—	—		—	—	355,554	355,554
Single family construction to permanent	—	—	—		—	—	158,038	158,038
Total	—	—	—		—	—	5,261,502	5,261,502
Commercial and industrial loans
Owner occupied CRE	—	—	—		2,521	2,521	440,842	443,363
Commercial business	—	—	—		4,269	4,269	355,478	359,747
Total	—	—	—		6,790	6,790	796,320	803,110
Consumer loans
Single family	4,556	1,724	4,372	(2)	2,584	13,236	995,765	1,009,001	(3)
Home equity and other	267	296	—		681	1,244	351,463	352,707
Total	4,823	2,020	4,372		3,265	14,480	1,347,228	1,361,708
Total loans	$4,823	$2,020	$4,372		$10,055	$21,270	$7,405,050	$7,426,320
%	0.06%	0.03%	0.06%		0.14%	0.29%	99.71%	100.00%
(1) Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $10.6 million.
(2) FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)     Includes $5.9 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.

	At December 31, 2021
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non- owner occupied CRE	$—	$—	$—		$—	$—	$705,359	$705,359
Multifamily	—		—		—	—	2,415,359	2,415,359
Construction and land development
Multifamily construction	—	—	—		—	—	37,861	37,861
CRE construction	—	—	—		—	—	14,172	14,172
Single family construction	—	—	—		—	—	296,027	296,027
Single family construction to permanent	—	—	—		—	—	148,084	148,084
Total	—	—	—		—	—	3,616,862	3,616,862
Commercial and industrial loans
Owner occupied CRE	—	—	—		3,568	3,568	454,138	457,706
Commercial business	198	—	—		5,023	5,221	396,651	401,872
Total	198	—	—		8,591	8,789	850,789	859,578
Consumer loans
Single family	892	820	6,717	(2)	2,802	11,231	752,100	763,331	(3)
Home equity and other	118	74	—		808	1,000	302,078	303,078
Total	1,010	894	6,717		3,610	12,231	1,054,178	1,066,409
Total loans	$1,208	$894	$6,717		$12,201	$21,020	$5,521,829	$5,542,849
%	0.02%	0.02%	0.12%		0.22%	0.38%	99.62%	100.00%
(1)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $8.4 million.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Includes $7.3 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	December 31, 2022		December 31, 2021
(in thousands)	Balance	Rate (1)	Balance	Rate (1)

CRE
Non-owner occupied CRE	$2,102	0.32%	$7,509	1.06%
Multifamily	10,974	0.28%	5,854	0.24%
Construction/land development
Multifamily construction	998	1.05%	507	1.34%
CRE construction	196	1.03%	150	1.06%
Single family construction	12,418	3.51%	6,411	2.16%
Single family construction to permanent	1,171	0.74%	1,055	0.71%
Total	27,859	0.53%	21,486	0.59%
Commercial and industrial loans
Owner occupied CRE	1,030	0.23%	5,006	1.10%
Commercial business	3,247	0.91%	12,273	3.39%
Total	4,277	0.54%	17,279	2.11%
Consumer loans
Single family	5,610	0.62%	4,394	0.68%
Home equity and other	3,754	1.06%	3,964	1.31%
Total	9,364	0.74%	8,358	0.88%
Total ACL	$41,500	0.57%	$47,123	0.88%
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

The Company’s contractual cash flow obligations include the maturity of certificates of deposit, short term and long term borrowings, interest on certificates of deposit and borrowings, operating leases and fees for information technology related services and professional services. Obligations for certificates of deposit and short term borrowings are typically satisfied through the renewal of these instruments or the generation of new deposits or use of available short term borrowings. Interest payments and obligations related to leases and services are typically met by cash generated from our operations. The Company does not have any obligation to repay long term debt within the next three years.

At December 31, 2022, the Bank had available borrowing capacity of $2.6 billion from the FHLB, $340 million from the FRBSF and $1.2 billion under borrowing lines established with other financial institutions. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity will be sufficient to meet our liquidity needs for at least the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our liquidity needs during or beyond the next 12 months.
Cash Flows

For 2022 and 2021, cash and cash equivalents increased $7.6 million and $7.2 million, respectively. As a banking institution, the Company has extensive access to liquidity. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For 2022, $218 million of cash was provided by operating activities, primarily from cash proceeds from the sale of loans exceeding cash used to fund LHFS. For 2021, cash of $173 million was provided by operating activities, primarily from cash proceeds from the sale of loans exceeding cash used to fund LHFS.

Cash flows from investing activities

The Company's investing activities are primarily related to investment securities and LHFI. For 2022, cash of $2.7 billion was used in investing activities primarily for the origination of LHFI net of principal repayments, the purchase of AFS investment securities and cash distributed in the sale of branches, partially offset by proceeds from the sale of and principal payments on investment securities. For 2021, cash of $126 million was used in investing activities for the origination of LHFI net of principal repayments and the purchase of investment securities, partially offset by principal repayments of investment securities and the proceeds from the sale of LHFI and investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits, net proceeds from borrowings and equity transactions. For 2022, cash of $2.4 billion was provided by financing activities from growth in deposits, increased FHLB borrowings and proceeds from our debt issuance, partially offset by, net repayment of short-term borrowings, repurchases of and dividends paid on our common stock. For 2021, cash of $40 million was used in financing activities from net repayment of short-term borrowings, repurchases of and dividends paid on our common stock, partially offset by growth in deposits.

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

The following tables set forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as of the dates indicated below, as compared to the respective regulatory requirements applicable to them:

	At December 31, 2022
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$693,112	7.25%	$382,467	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	633,112	8.72%	326,876	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	693,112	9.54%	435,834	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	837,828	11.53%	581,112	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$822,891	8.63%	$381,506	4.0%	$476,883	5.0%
Common equity tier 1 capital (to risk-weighted assets)	822,891	11.92%	310,582	4.5%	448,618	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	822,891	11.92%	414,109	6.0%	552,146	8.0%
Total risk-based capital (to risk-weighted assets)	868,993	12.59%	552,146	8.0%	690,182	10.0%

	At December 31, 2021
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$723,232	9.94%	$291,098	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	663,232	10.84%	275,281	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	723,232	11.82%	367,041	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	774,695	12.66%	489,388	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$727,753	10.11%	$287,990	4.0%	$359,988	5.0%
Common equity tier 1 capital (to risk-weighted assets)	727,753	12.87%	254,442	4.5%	367,527	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	727,753	12.87%	339,256	6.0%	452,341	8.0%
Total risk-based capital (to risk-weighted assets)	778,723	13.77%	452,341	8.0%	565,426	10.0%

At each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both the Company and the Bank are required to maintain a "conservation buffer" consisting of additional Common Equity Tier 1 Capital which is at least 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and the Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At December 31, 2022, capital conservation buffers for the Company and the Bank were 3.53% and 4.59%, respectively.

The Company paid a quarterly cash dividend of $0.35 per common share in each quarter of 2022. It is our current intention to continue to pay quarterly dividends and the Company has declared a cash dividend of $0.35 per common share payable on February 22, 2023. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions.

Other than the acquisition of three branches in southern California, which closed in the first quarter of 2023, whereby we purchased $5.2 million of land and buildings, we had no material commitments for capital expenditures as of December 31, 2022. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

Accounting Developments

See Financial Statements and Supplementary Data - Note 1, Summary of Significant Accounting Policies for a discussion of accounting developments.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance. In this Annual Report on Form 10-K, we use the following non-GAAP measures: (i) tangible common equity and tangible assets as we believe this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios; and (ii) an efficiency ratio which is the ratio of noninterest expense to the sum of net interest income and noninterest income, excluding certain items of income or expense and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income taxes and we believe including them in noninterest expense impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income taxes.

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

We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate a comparison of our performance to prior periods. We believe these measures are frequently used by securities analysts, investors and other parties in the evaluation of companies in our industry. These non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP. In the information below, we have provided reconciliations of, where applicable, the most comparable GAAP financial measures to the non-GAAP measures used in this Annual Report, or the calculation of the non-GAAP financial measures.

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures or the calculation of the non-GAAP financial measures:

	For the Year Ended
(in thousands, except ratio)	2022	2021

Return on average tangible equity (annualized)
Average shareholders' equity	$617,469	$725,802
Less: Average goodwill and other intangibles	(30,930)	(32,337)
Average tangible equity	586,539	693,465

Net income	$66,540	$115,422
Adjustments (tax effected):
Amortization on core deposit intangibles	751	923
Tangible income applicable to shareholders	$67,291	$116,345

Ratio	11.5%	16.8%

Efficiency ratio
Noninterest expense
Total	$205,419	$215,343
Adjustments:
Legal fees recovery	—	1,900
State of Washington taxes	(2,311)	(2,423)
Adjusted total	$203,108	$214,820

Total revenues
Net interest income	$233,307	$227,057
Noninterest income	51,570	119,975
Gain on sale of branches	(4,270)	—
Total	$280,607	$347,032

Ratio	72.4%	61.9%

	As of
(in thousands, except share data)	December 31, 2022	December 31, 2021

Tangible book value per share
Shareholders' equity	$562,147	$715,339
Less: goodwill and other intangibles	(29,980)	(31,709)
Tangible shareholder's equity	$532,167	$683,630

Common shares outstanding	18,730,380	20,085,336

Computed amount	$28.41	$34.04

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$532,167	$683,630
Tangible assets
Total assets	$9,364,760	$7,204,091
Less: Goodwill and other intangibles	(29,980)	(31,709)
Net	$9,334,780	$7,172,382

Ratio	5.7%	9.5%

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals:

	December 31, 2022
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets
Cash & cash equivalents	$72,828	$—	$—	$—	$—	$—	$—	$—	$72,828
FHLB Stock	714	—	—	18,000	22,000	—	8,591	—	49,305
Investment securities (1)	162,321	127,310	144,114	235,431	109,509	554,470	67,057	—	1,400,212
LHFS	17,327	—	—	—	—	—	—	—	17,327
LHFI (1)	1,248,276	370,142	508,842	1,611,552	1,971,290	1,694,387	21,831	—	7,426,320
Total	1,501,466	497,452	652,956	1,864,983	2,102,799	2,248,857	97,479	—	8,965,992
Noninterest-earning assets	—	—	—	—	—	—	—	398,768	398,768
Total assets	$1,501,466	$497,452	$652,956	$1,864,983	$2,102,799	$2,248,857	$97,479	$398,768	$9,364,760
Interest-bearing liabilities
Demand deposit accounts (2)	$466,490	$—	$—	$—	$—	$—	$—	$—	$466,490
Savings accounts (2)	258,977	—	—	—	—	—	—	—	258,977
Money market accounts (2)	2,383,209	—	—	—	—	—	—	—	2,383,209
Certificates of deposit	1,110,963	625,154	639,193	563,636	3,938	447	—	—	2,943,331
FHLB advances	16,000	—	—	450,000	550,000	—	—	—	1,016,000
Long-term debt (3)	61,229	—	—	—	163,175	—	—	—	224,404
Total	4,296,868	625,154	639,193	1,013,636	717,113	447	—	—	7,292,411
Noninterest-bearing liabilities	—	—	—	—	—	—	—	1,510,202	1,510,202
Shareholders' Equity	—	—	—	—	—	—	—	562,147	562,147
Total liabilities and shareholders’ equity	$4,296,868	$625,154	$639,193	$1,013,636	$717,113	$447	$—	$2,072,349	$9,364,760
Interest sensitivity gap	$(2,795,402)	$(127,702)	$13,763	$851,347	$1,385,686	$2,248,410	$97,479
Cumulative interest rate sensitivity gap
Total	$(2,795,402)	$(2,923,104)	$(2,909,341)	$(2,057,994)	$(672,308)	$1,576,102	$1,673,581
As a % of total assets	(30)%	(31)%	(31)%	(22)%	(7)%	17%	18%
As a % of cumulative interest-bearing liabilities	35%	41%	48%	69%	91%	122%	123%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of December 31, 2022, the Company is considered liability-sensitive as exhibited by the gap table and our net interest income sensitivity analysis.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2022 and 2021 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	December 31, 2022		December 31, 2021
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+200	(1.7)%	(24.1)%	7.8%	(5.0)%
+100	(0.7)%	(12.1)%	3.5%	(2.8)%
-100	0.5%	10.3%	(1.3)%	1.9%
-200	0.2%	18.1%	(2.5)%	(4.9)%

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

The changes in interest rate sensitivity between December 31, 2022 and 2021 reflected the impact of higher market interest rates, a flatter yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of HomeStreet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HomeStreet, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated income statements, statements of comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses for Loans Held for Investment — Economic Qualitative Factor — Refer to Notes 1 and 3 to the financial statements

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

The Company's ACL model uses statistical analysis to determine life of loan default rates for the quantitative component and analyzes qualitative factors (“Q-Factors”) that assess the current loan portfolio and forecasted economic environment. The Q-Factors adjust the expected historic loss rates for current and forecasted conditions that are not provided for in the historical loss information. The significant qualitative adjustment relates to the economic Q-Factor.

We identified the estimate of the current conditions and reasonable and supportable forecast within the economic Q-Factor as a critical audit matter because of the significant judgment applied by management in determining the qualitative adjustment.

Auditing the Company’s qualitative adjustment for the economic Q-Factor required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the portion of the ACL attributable to the economic Q-Factor included the following:

•We tested the effectiveness of controls over Q-Factor adjustments within the ACL model, including management’s review of the economic Q-Factor.
•We assessed the appropriateness of the framework for the Q-Factor adjustments.
•We tested the mathematical accuracy of Q-Factor adjustments within the ACL model.
•We evaluated management’s forecasts used in its qualitative adjustments by comparing the forecasts to relevant external data.
•We tested management’s process to evaluate the relationship between changes in economic data and historical credit losses and to determine qualitative adjustments attributable to the economic Q-Factor by evaluating whether, and to what extent, the current and forecasted conditions warranted a qualitative adjustment.

Single Family Mortgage Servicing Rights — Projected Prepayment Speed and Discount Rate Assumptions — Refer to Notes 1, 9, and 13 to the financial statements

Critical Audit Matter Description

The Company initially records, and subsequently measures, single family mortgage servicing rights (“MSRs”) at fair value and categorizes its single family MSRs as “Level 3” financial instruments. Management uses a valuation model that calculates the present value of estimated future net servicing cash flows to estimate the fair value of single family MSRs. Changes in the fair value of single family MSRs result from changes in (1) model inputs and assumptions and (2) modeled amortization, representing the collection and realization of expected cash flows and curtailments over time. The significant model inputs used to estimate the fair value of single family MSRs include assumptions regarding projected prepayment speeds and discount rates. The Company's methodology for estimating the fair value of single family MSRs is highly sensitive to changes in these assumptions.

We identified the projected prepayment speed and discount rate assumptions used in the single family MSRs valuation as a critical audit matter because of the significant judgment applied by management in determining these assumptions. Auditing the Company’s single family MSRs valuation required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists to evaluate the reasonableness of management’s assumptions related to the selection of projected prepayment speeds and discount rates used in the valuation of the single family MSRs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reasonableness of projected prepayment speed and discount rate assumptions used in the valuation of the single family MSRs included the following:

•We tested the effectiveness of controls over the fair value of single family MSRs, including controls over management’s review of the projected prepayment speeds and discount rates.
•We compared management’s estimate of fair value for selected pools of single family MSRs to a fair value estimate independently determined by our fair value specialists using projected prepayment speeds and discount rates obtained from market survey data.
•We compared management’s single family MSR fair value estimate and projected prepayment speed and discount rate assumptions to a third-party valuation report for the same portfolio.
•We performed analytical procedures to compare changes in certain interest and mortgage rates to changes in single family MSR values and projected prepayment speeds.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 3, 2023

We have served as the Company’s auditor since 2013.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
(in thousands, except share data)	2022	2021

ASSETS
Cash and cash equivalents	$72,828	$65,214
Investment securities	1,400,212	1,006,691
Loans held for sale ("LHFS")	17,327	176,131
Loans held for investment ("LHFI") (net of allowance for credit losses of $41,500 and $47,123)	7,384,820	5,495,726
Mortgage servicing rights ("MSRs")	111,873	100,999
Premises and equipment, net	51,172	58,154
Other real estate owned ("OREO")	1,839	735
Goodwill and other intangible assets	29,980	31,709
Other assets	294,709	268,732
Total assets	$9,364,760	$7,204,091
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$7,451,919	$6,146,509
Borrowings	1,016,000	41,000
Long-term debt	224,404	126,026
Accounts payable and other liabilities	110,290	175,217
Total liabilities	8,802,613	6,488,752
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares; issued and outstanding, 18,730,380 shares and 20,085,336 shares	226,592	249,856
Retained earnings	435,085	444,343
Accumulated other comprehensive income (loss)	(99,530)	21,140
Total shareholders' equity	562,147	715,339
Total liabilities and shareholders' equity	$9,364,760	$7,204,091

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020

Interest income:
Loans	$266,841	$222,166	$228,999
Investment securities	33,825	21,560	21,786
Cash, Fed Funds and other	3,622	569	1,227
Total interest income	304,288	244,295	252,012
Interest expense:
Deposits	32,013	11,411	33,797
Borrowings	38,968	5,827	9,553
Total interest expense	70,981	17,238	43,350
Net interest income	233,307	227,057	208,662
Provision for credit losses	(5,202)	(15,000)	20,469
Net interest income after provision for credit losses	238,509	242,057	188,193
Noninterest income:
Net gain on loan origination and sale activities	17,701	92,318	122,564
Loan servicing income	12,388	7,233	9,491
Deposit fees	8,875	8,068	7,083
Other	12,606	12,356	10,226
Total noninterest income	51,570	119,975	149,364
Noninterest expense:
Compensation and benefits	115,533	132,015	136,826
Occupancy	24,528	23,832	35,323
Information services	29,981	27,913	30,004
General, administrative and other	35,377	31,583	33,510
Total noninterest expense	205,419	215,343	235,663
Income before income taxes	84,660	146,689	101,894
Income tax expense	18,120	31,267	21,904
Net income	$66,540	$115,422	$79,990

Net income per share
Basic	$3.51	$5.53	$3.50
Diluted	$3.49	$5.46	$3.47
Weighted average shares outstanding:
Basic	18,931,107	20,885,509	22,867,268
Diluted	19,041,111	21,143,414	23,076,822

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2022	2021	2020

Net income	$66,540	$115,422	$79,990
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	(158,499)	(17,934)	39,627
Reclassification for net (gains) losses included in income	(24)	(62)	(341)
Other comprehensive income (loss) before tax	(158,523)	(17,996)	39,286
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	(37,847)	(3,766)	8,322
Reclassification for net (gains) losses included in income	(6)	(13)	(72)
Total	(37,853)	(3,779)	8,250
Other comprehensive income (loss)	(120,670)	(14,217)	31,036
Total comprehensive income (loss)	$(54,130)	$101,205	$111,026

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, December 31, 2019	23,890,855	$300,729	$374,673	$4,321	$679,723
Net income	—	—	79,990	—	79,990
Share-based compensation expense	—	2,693	—	—	2,693
Common stock issued - Option exercise; stock grants	140,386	782	—	—	782
Cumulative effect of adoption of new accounting standards	—	—	(3,740)	—	(3,740)
Other comprehensive income (loss)	—	—	—	31,036	31,036
Dividends declared ($0.60 per share)	—	—	(13,865)	—	(13,865)
Common stock repurchased	(2,234,337)	(25,699)	(33,170)	—	(58,869)
Balance, December 31, 2020	21,796,904	278,505	403,888	35,357	717,750
Net income	—	—	115,422	—	115,422
Share-based compensation expense	—	3,398	—	—	3,398
Common stock issued - Option exercise; stock grants	260,267	2,418	—	—	2,418
Other comprehensive income (loss)	—	—	—	(14,217)	(14,217)
Dividends declared ($1.00 per share)	—	—	(21,338)	—	(21,338)
Common stock repurchased	(1,971,835)	(34,465)	(53,629)	—	(88,094)
Balance, December 31, 2021	20,085,336	249,856	444,343	21,140	715,339
Net income	—	—	66,540	—	66,540
Share-based compensation expense	—	4,106	—	—	4,106
Common stock issued - Stock grants	143,369	—	—	—	—
Other comprehensive income (loss)	—	—	—	(120,670)	(120,670)
Dividends declared ($1.40 per share)	—	—	(26,847)	—	(26,847)
Common stock repurchased	(1,498,325)	(27,370)	(48,951)	—	(76,321)
Balance, December 31, 2022	18,730,380	$226,592	$435,085	$(99,530)	$562,147

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,540	$115,422	$79,990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(5,202)	(15,000)	20,469
Depreciation and amortization, premises and equipment	9,707	9,908	9,438
Amortization of premiums and discounts: investment securities, deposits, debt	3,126	6,002	9,013
Operating leases: excess of payments over amortization	(4,081)	(4,029)	(3,488)
Amortization of finance leases	580	1,066	1,277
Amortization of core deposit intangibles	963	1,171	1,372
Amortization of deferred loan fees and costs	(1,182)	(8,569)	1,195
Share-based compensation expense	4,106	3,398	2,693
Lease impairment costs	—	—	10,873
Deferred income tax expense (benefit)	(12,996)	7,884	(10,065)
Loss on debt extinguishment	—	—	1,492
Origination of LHFS	(670,905)	(2,251,090)	(2,453,110)
Proceeds from sale of LHFS	831,095	2,379,116	2,407,287
Net fair value adjustment and gain on sale of LHFS	6,450	(42,358)	(81,439)
Origination of MSRs	(11,778)	(34,445)	(31,012)
Net gain on sale of loans originated as LHFI	(88)	(11,377)	(6,895)
Change in fair value of MSRs	(6,788)	12,290	37,567
Amortization of servicing rights	7,692	7,581	5,657
Gain on sale of branches	(4,270)	—	—
Net change in trading securities	(18,989)	—	—
(Increase) decrease in other assets	17,797	(5,796)	(39,069)
Increase (decrease) in accounts payable and other liabilities	6,551	1,861	11,210
Net cash provided by (used in) operating activities	218,328	173,035	(25,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(759,501)	(179,398)	(373,264)
Proceeds from sale of investment securities	98,915	28,187	62,378
Principal payments on investment securities	125,848	197,253	208,610
Proceeds from sale of OREO	952	541	650
Proceeds from sale of loans originated as LHFI	4,613	504,584	576,388
Purchase of LHFI	—	—	(20,124)
Net cash provided by disposal of discontinued operations	—	—	2,800
Net cash distributed in sale of branches	(138,756)	—	—
Net increase in LHFI	(1,940,489)	(683,822)	(690,302)
Proceeds from sale of premises and equipment	—	—	1,460
Purchases of premises and equipment	(6,786)	(2,941)	(3,298)
Proceeds from sale of Federal Home Loan Bank stock	147,486	109,484	145,801
Purchases of Federal Home Loan Bank stock	(186,430)	(99,526)	(143,721)
Net cash used in investing activities	(2,654,148)	(125,638)	(232,622)

	Years Ended December 31,
(in thousands)	2022	2021	2020

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$1,472,834	$347,867	$481,464
Changes in short-term borrowings, net	(25,000)	(281,800)	(143,200)
Proceeds from other long-term borrowings	1,000,000	50,000	—
Repayment of other long-term borrowings	—	(50,000)	(7,082)
Proceeds from debt issuance, net	98,036	—	—
Repayment of finance lease principal	(589)	(1,070)	(1,209)
Repurchases of common stock	(75,000)	(84,154)	(58,009)
Proceeds from exercise of stock options	—	263	237
Dividends paid on common stock	(26,847)	(21,338)	(13,865)
Net cash provided by (used in) financing activities	2,443,434	(40,232)	258,336
Net increase in cash and cash equivalents	7,614	7,165	169
Cash and cash equivalents, beginning of year	65,214	58,049	57,880
Cash and cash equivalents, end of year	$72,828	$65,214	$58,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$66,364	$17,303	$44,466
Federal and state income taxes	5,201	34,429	20,992
Non-cash activities:
LHFI foreclosed and transferred to OREO	1,160	—	370
Loans transferred from LHFI to LHFS, net	12,361	392,555	569,534
Ginnie Mae loans recognized with the right to repurchase, net	—	—	92,366
Ginnie Mae loans derecognized with the right to repurchase, net	5,424	89,408	—
Repurchase of common stock - award shares	1,321	3,940	860

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

HomeStreet, Inc., a State of Washington corporation organized in 1921, (the "Corporation"), is a Washington-based diversified financial services holding company whose operations are primarily conducted through its wholly owned subsidiaries (collectively the "Company") HomeStreet Capital Corporation, HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank"), and the Bank's subsidiaries, Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC and HomeStreet Mortgage Depositor, Inc. The Company is principally engaged in commercial banking, mortgage banking and consumer/retail banking activities serving customers primarily in the Western United States.

The Bank, the Company’s principal operating subsidiary, is engaged in commercial banking, mortgage banking and consumer/retail banking activities. The Bank was incorporated in the State of Washington in 1986, and, as a state-chartered non-member commercial bank, is subject to examination by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC").

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, certificates of deposits with original maturities of less than ninety days, investment securities with original maturities of less than ninety days and federal funds sold. The Bank maintains most of its excess cash at the Federal Reserve Bank of San Francisco ("FRBSF"), with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. Restricted cash of $6.7 million and $8.1 million at December 31, 2022 and 2021, respectively, is included in cash and cash equivalents.

Investment Securities

Investment securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Investments not classified as trading securities nor as held-to-maturity ("HTM") securities are classified as AFS securities and recorded at fair value. Unrealized gains or losses on AFS securities are excluded from net income and reported net of taxes as a separate component of other comprehensive income included in shareholders’ equity. Purchase premiums and discounts are recognized in interest income using the effective interest method over the contractual life of the securities. Purchase premiums or discounts related to mortgage-backed securities are amortized or accreted using projected prepayment speeds. Gains and losses on the sale of AFS securities are recorded on the trade date and are determined using the specific identification method.

Trading securities, consisting of US Treasury notes, are used as economic hedges of our mortgage servicing rights, which are carried at fair value and included as investment securities on the balance sheet. Net gain or loss on trading securities, are included in loan servicing income in the consolidated income statements.

The Company evaluates AFS securities in an unrealized loss position at the end of each quarter to determine whether the decline in value is temporary or permanent. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. When qualitative factors indicate that a credit loss may exist, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. The Company recognizes an allowance for credit loss ("ACL") if a loss is considered to exist, measured as the difference between the present value of expected cash flows and the amortized cost basis of the security, limited by the amount that the security’s fair value is less than its amortized cost basis. The Company does not believe any of these securities that were in an unrealized loss position at December 31, 2022 or 2021 have a credit loss impairment.

The Company evaluates HTM securities at the end of each quarter to determine if any expected credit losses exist. The Company does not believe any expected credit losses exist for these securities as of December 31, 2022 and 2021.

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

LHFS

Loans originated for sale in the secondary market or designated for whole loan sales are classified as LHFS. Management has elected the fair value option for all single family LHFS (originated with the intent to market for sale) and records these loans at fair value. Gains and losses from changes in fair value on LHFS are recognized in net gain on mortgage loan origination and sale activities within noninterest income. Direct loan origination costs and fees for single family loans originated as held for sale are recognized as noninterest expenses.

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

Nonaccrual Loans

Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are placed on nonaccrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal or interest payment or if part of the principal balance has been charged off. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. All payments received on nonaccrual loans are accounted for using the cost recovery method. Under the cost recovery method, all cash collected is applied first to reduce the outstanding principal balance. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current and the collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans whose repayments are insured by the Federal Housing Administration ("FHA"), guaranteed by the Department of Veterans' Affairs ("VA") or Ginnie Mae ("GNMA") are maintained on accrual status even if 90 days or more past due.

Modifications for Financially Distressed Borrowers ("MFDB")

The Company provides MFDBs which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications for the year ended December 31, 2022 did not have a material impact on the ACL.

When a borrower experiences financial difficulty, we sometimes modify or restructure loans, which may include delays in payment of amounts due, extension of the terms of the notes or a reduction in the interest rates on the notes. These loans are classified as MFDBs. MFDBs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term.

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
The credit loss estimation process involves procedures to appropriately consider the unique characteristics of its two loan portfolios, the consumer loan portfolio and the commercial loan portfolio. These two portfolios are further disaggregated into loan pools, the level at which credit risk is monitored. When computing ACL levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts. Determining the appropriateness of the ACL is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, based on the factors and forecasts then prevailing, may result in material changes in the ACL and provision for credit losses.
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

Additional details describing the model by portfolio are below:
Consumer Loan Portfolio
The consumer loan portfolio is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity, credit and collateral. Other consumer loans are grouped with home equity loans. Capacity refers to a borrower's ability to make payments on the loan. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income, current debt, assets and level of equity in the property. Credit refers to how well a borrower manages current and prior debts as documented by a credit report that provides credit scores and current and past information about the borrower's credit history. Collateral refers to the type and use of property, occupancy and market value. Property appraisals may be obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount and lien position are considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices, demand for housing and levels of unemployment.
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
Commercial Loan Portfolio
The commercial loan portfolio is comprised of the non-owner occupied commercial real estate ("CRE"), multifamily, construction and land development, owner occupied CRE and commercial business loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party’s financial position. These other factors include assessing liquidity, net worth, leverage, other outstanding indebtedness of the borrower, the quality and reliability of cash expected to flow through the borrower (including the outflow to other lenders) and prior experiences with the borrower.
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
The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, collateral values for collateral dependent loans are updated every twelve months, either from external third parties or in-house certified appraisers. A third-party appraisal is required at least annually for substandard loans and OREO. For performing consumer loans secured by real estate that are classified as collateral dependent, the Bank determines the fair value estimates quarterly using automated valuation services. Once the expected credit loss amount is determined, an ACL is recorded equal to the expected credit loss and included in the ACL. If no credit loss is expected to occur, then no ACL is recognized for this loan. If the expected credit loss is determined to be permanent or not recoverable, the expected credit loss will be charged off. Factors considered by management in determining if the expected credit loss is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames, or the loss becomes evident owing to the borrower's lack of assets or, for single family loans, the loan is 180 days or more past due unless both well-secured and in the process of collection.

ACL for Off-Balance Sheet Credit Exposures
The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. Reserves are required for off-balance sheet credit exposures that are not unconditionally cancellable. The ACL on unfunded loan commitments is based on an estimate of unfunded commitment utilization over the life of the loan, applying the EL rate to the estimated utilization balance as of the reporting period end date. Q-factors are not included in the calculation of expected credit losses for off-balance sheet credit exposures.

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

Mortgage servicing assets for multifamily and SBA MSRs are evaluated periodically for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by comparing the fair value of the portfolio based on predominant risk characteristic loan type, to amortized cost. Impairment is recognized to the extent that fair value is less than the capitalized amount of the portfolio.

For single family MSRs, loan servicing income includes fees earned for servicing the loans and the changes in fair value over the reporting period of both our MSRs and the derivatives used to economically hedge our MSRs. For other MSRs, loan servicing income includes fees earned for servicing the loans less the amortization of the related MSRs and any impairment adjustments.

Revenue Recognition

Descriptions of our primary revenue-generating activities that fall within the scope of Accounting Standards Committee ("ASC") Topic 606 Revenue Recognition and are presented in our consolidated income statements as follows:

Depositor and other retail banking fees (in Deposit Fees)

Depositor and other retail banking fees consist of monthly service fees and other deposit account related fees. The Company's performance obligation for these fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided.

Commission Income (in Other Income)

Commission income primarily consists of revenue received on insurance policies. The Company's performance obligation for commissions is generally satisfied, and the related revenue generally recognized, over the course of the policy.

Credit Card Fees (in Other Income)

The Company offers credit cards to its customers through a third party and earns a fee on each transaction and a fee for each new account activation on a net basis. Revenue is recognized when the services are performed.

Sale of Other Real Estate Owned (in General, Administrative and Other)

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

Goodwill and Other Intangible Assets

Goodwill is recorded upon completion of a business combination as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill has been determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually or more frequently if events and circumstances occur that indicate it is more likely than not the fair value of the reporting unit is less than its carrying value necessitating an impairment test. Historically, the Company performed its annual impairment testing at June 30. In 2022, we moved the annual impairment testing date to August 31 and based on that testing determined goodwill was not impaired. The change in impairment measurement date did not have a material effect on the valuation results.

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

Income Taxes

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets and tax carryforwards are only recognized if, in the opinion of management, it is more likely than not that the deferred tax assets will be fully realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We are subject to federal income tax and also state income taxes in a number of different states.

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

Derivatives and Hedging Activities

In the ordinary course of business, the Company enters into derivative transactions to manage various risks and to accommodate the business requirements of its customers. The fair value of derivative instruments are recognized as either assets or liabilities on the consolidated balance sheet. All derivatives are evaluated at inception as to whether or not they are hedge accounting or non-hedge accounting activities. For derivative instruments designated as non-hedge accounting activities (also referred to as economic hedges), the change in fair value is recognized currently in earnings. Gains and losses on derivative contracts utilized for economically hedging the mortgage pipeline are recognized as part of the net gain on mortgage loan origination and sale activities within noninterest income. Gains and losses on derivative contracts utilized for economically hedging our single family MSRs are recognized as part of loan servicing income within noninterest income.

For derivative instruments designated as hedge accounting activities, a qualitative analysis is performed at inception to determine if the derivative instrument is highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period that the hedge is designated. Subsequently, a qualitative assessment of a hedge’s effectiveness is performed on a quarterly basis. All derivative instruments that qualify and are designated for hedge accounting are recorded at fair value and classified as either a hedge of the fair value of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is highly effective and designated as a fair value hedge is recognized in earnings and the change in fair value on the hedged item attributable to the hedged risk adjusts the carrying amount of the hedged item and is recognized currently in earnings. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recorded in other comprehensive income (loss) until cash flows of the hedged item are realized. All hedge amounts recognized in earnings are presented in the same income statement line item as the earnings effect of the hedged item.

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

Share-Based Compensation

The Company issues various forms of stock-based compensation awards annually, including restricted stock units ("RSUs") and performance stock units ("PSUs"). Compensation expense related to RSUs is based on the fair value of the underlying stock on the award date and is recognized over the period in which an employee is required to provide services in exchange for the award, generally the vesting period. PSUs are subject to market-based vesting criteria in addition to a requisite service period and cliff vest based on those conditions at the end of three years. The grant date fair value of PSUs is determined through the use of an independent third party which employs the use of a Monte Carlo simulation. The Monte Carlo simulation estimates grant date fair value using certain input assumptions such as: expected volatility, award term, expected risk-free rate of interest and expected dividend yield on the Company’s common stock and also incorporates into the grant date fair value calculation the probability that the performance targets will be achieved. Forfeitures of stock-based awards are recognized when they occur.

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

Marketing Costs

The Company expenses marketing costs, including advertising, in the period incurred. We incurred $6.2 million, $4.1 million and $2.3 million in marketing costs during 2022, 2021 and 2020, respectively.

Recent Accounting Developments

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") rates expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting applied to derivatives that are affected by the transition to alternative rates. In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The adoption of these ASUs is not expected to have a material impact on the Company’s financial position or results of operations.

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

NOTE 2–INVESTMENT SECURITIES:

The following tables set forth certain information regarding the amortized cost and fair values of our investment securities AFS and HTM:

	At December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage-backed securities ("MBS"):
Residential	$207,445	$—	$(10,183)	$197,262
Commercial	65,411	—	(9,362)	56,049
Collateralized mortgage obligations ("CMOs")
Residential	592,449	12	(39,422)	553,039
Commercial	77,909	—	(7,390)	70,519
Municipal bonds	469,346	41	(57,839)	411,548
Corporate debt securities	46,672	74	(3,801)	42,945
U.S. Treasury securities	23,005	—	(3,071)	19,934
Agency debentures	27,499	8	(29)	27,478
Total	$1,509,736	$135	$(131,097)	$1,378,774
HTM
Municipal bonds	$2,441	$—	$(56)	$2,385

	At December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$32,905	$396	$(338)	$32,963
Commercial	62,094	933	(235)	62,792
CMOs:
Residential	186,703	2,012	(1,321)	187,394
Commercial	135,102	1,890	(333)	136,659
Municipal bonds	516,693	24,154	(924)	539,923
Corporate debt securities	18,918	699	(1)	19,616
U.S. Treasury securities	23,348	—	(173)	23,175
Total	$975,763	$30,084	$(3,325)	$1,002,522
HTM
Municipal bonds	$4,169	$136	$—	$4,305

The Company held $19.0 million of trading securities which are used as economic hedges of our mortgage servicing rights and are not included in the above tables. Net trading losses of $7.0 million were recorded in servicing income in the consolidated income statements in 2022.

MBS and CMOs represent securities primarily issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal organizations. As of December 31, 2022 and 2021, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services or Moody's Investors Services.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At December 31, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(8,845)	$191,398	$(1,338)	$5,763	$(10,183)	$197,161
Commercial	(5,729)	41,416	(3,633)	14,619	(9,362)	56,035
CMOs:
Residential	(27,789)	498,333	(11,633)	45,689	(39,422)	544,022
Commercial	(4,787)	56,671	(2,603)	13,848	(7,390)	70,519
Municipal bonds	(44,513)	350,918	(13,326)	46,377	(57,839)	397,295
Corporate debt securities	(3,801)	32,871	—	—	(3,801)	32,871
U.S. Treasury securities	—	—	(3,071)	19,934	(3,071)	19,934
Agency debentures	(29)	15,970	—	—	(29)	15,970
Total	$(95,493)	$1,187,577	$(35,604)	$146,230	$(131,097)	$1,333,807
HTM
Municipal bonds	$(56)	$2,385	$—	$—	$(56)	$2,385

	At December 31, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(38)	$5,324	$(300)	$2,406	$(338)	$7,730
Commercial	(235)	18,127	—	—	(235)	18,127
CMOs:
Residential	(1,007)	53,068	(314)	7,116	(1,321)	60,184
Commercial	(135)	14,806	(198)	5,132	(333)	19,938
Municipal bonds	(914)	64,237	(10)	1,058	(924)	65,295
Corporate debt securities	(1)	3,164	—	—	(1)	3,164
U.S. Treasury securities	(173)	23,175	—	—	(173)	23,175
Total	$(2,503)	$181,901	$(822)	$15,712	$(3,325)	$197,613

The Company has evaluated AFS securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of December 31, 2022 and 2021. In addition, as of December 31, 2022 and 2021, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield.

	At December 31, 2022
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$3,644	1.96%	$38,977	3.04%	$368,927	2.83%	$411,548	2.84%
Corporate debt securities	—	—%	15,342	5.13%	27,603	4.25%	—	—%	42,945	4.54%
U.S. Treasury securities	—	—%	—	—%	19,934	1.11%	—	—%	19,934	1.11%
Agency debentures	10,485	4.74%	16,993	4.94%	—	—%	—	—%	27,478	4.86%
Total	$10,485	4.74%	$35,979	4.69%	$86,514	2.97%	$368,927	2.83%	$501,905	3.01%

HTM
Municipal bonds	$—	—%	$2,385	2.04%	$—	—%	$—	—%	$2,385	2.04%

	At December 31, 2021
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$4,933	3.79%	$14,366	3.26%	$68,025	3.60%	$452,599	3.23%	$539,923	3.28%
Corporate debt securities	—	—%	6,563	3.60%	13,053	5.03%	—	—%	19,616	4.55%
U.S. Treasury securities	—	—%	—	—%	23,175	1.27%	—	—%	23,175	1.27%
Total	$4,933	3.79%	$20,929	3.37%	$104,253	3.23%	$452,599	3.23%	$582,714	3.24%

HTM
Municipal bonds	$1,684	2.86%	$2,621	2.12%	$—	—%	$—	—%	$4,305	2.42%

The weighted-average yield is computed using the contractual coupon for each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of December 31, 2022 and 2021 was 3.08% and 1.82%, respectively.

Sales of AFS investment securities were as follows for the periods indicated:

	Years Ended December 31,
(in thousands)	2022	2021	2020

Proceeds	$98,915	$28,187	$62,378
Gross gains	1,585	288	1,334
Gross losses	(1,561)	(226)	(993)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law.

	At December 31,
(in thousands)	2022	2021

Washington, Oregon and California State to secure public deposits	$212,806	$206,153
Other securities pledged	2,011	5,258
Total securities pledged as collateral	$214,817	$211,411

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on AFS securities was $11.9 million, $10.2 million and $10.7 million for 2022, 2021 and 2020, respectively.

.NOTE 3-LOANS AND CREDIT QUALITY:
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

	At December 31,
(in thousands)	2022	2021

CRE
Non-owner occupied CRE	$658,085	$705,359
Multifamily	3,975,754	2,415,359
Construction/land development	627,663	496,144
Total	5,261,502	3,616,862
Commercial and industrial loans
Owner occupied CRE	443,363	457,706
Commercial business	359,747	401,872
Total	803,110	859,578
Consumer loans
Single family	1,009,001	763,331
Home equity and other	352,707	303,078
Total (1)	1,361,708	1,066,409
Total LHFI	7,426,320	5,542,849
ACL	(41,500)	(47,123)
Total LHFI less ACL	$7,384,820	$5,495,726
(1)    Includes $5.9 million and $7.3 million at December 31, 2022 and 2021, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

Loans totaling $5.2 billion and $2.8 billion at December 31, 2022 and 2021, respectively, were pledged to secure borrowings from the FHLB and loans totaling $497 million and $419 million at December 31, 2022 and 2021, respectively, were pledged to secure borrowings from the FRBSF.

It is the Company's policy to make loans to officers, directors and their associates in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The following is a summary of activity during the years ended December 2022 and 2021 with respect to such aggregate loans to these related parties and their associates:

	Years Ended December 31,
(in thousands)	2022	2021

Beginning balance	$1,548	$73
New loans and advances, net of principal repayments	430	1,475
Ending balance	$1,978	$1,548

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At December 31, 2022 and 2021, multifamily loans in the state of California represented 36% and 33% of the total LHFI portfolio, respectively.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio as of December 31, 2022. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
During 2022, the historical expected loss rates decreased from December 31, 2021 due to minimal charge-offs and favorable product mix risk composition. Additionally, the Qualitative Factors decreased significantly due to the continued favorable performance or our loan portfolio and the improved outlook of the estimated impact of the COVID-19 pandemic on our loan portfolio. As of December 31, 2022, the Bank expects deterioration in collateral values and economic conditions over the two-year forecast period in the markets in which it operates.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $2.2 million and $2.4 million at December 31, 2022 and 2021, respectively.
The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $26.9 million and $17.8 million at December 31, 2022 and 2021, respectively and was reported in other assets on the consolidated balance sheets.

Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020

Beginning balance	$47,123	$64,294	$41,772
Provision for credit losses	(4,995)	(15,816)	21,843
Net (charge-offs) recoveries	(628)	(1,355)	(1,164)
Impact of ASC 326 adoption	—	—	1,843
Ending balance	$41,500	$47,123	$64,294

Allowance for unfunded commitments
Beginning balance	$2,404	$1,588	$1,065
Provision for credit losses	(207)	816	(1,374)
Impact of ASC 326 adoption	—	—	1,897
Ending balance	$2,197	$2,404	$1,588

Provision for credit losses:
Allowance for credit losses-loans	$(4,995)	$(15,816)	$21,843
Allowance for unfunded commitments	(207)	816	(1,374)
Total	$(5,202)	$(15,000)	$20,469

Activity in the ACL by loan portfolio and loan sub-class was as follows:

	Year Ended December 31, 2022
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$7,509	$—	$—	$(5,407)	$2,102
Multifamily	5,854	—	—	5,120	10,974
Construction/land development
Multifamily construction	507	—	—	491	998
CRE construction	150	—	—	46	196
Single family construction	6,411	—	—	6,007	12,418
Single family construction to permanent	1,055	—	—	116	1,171
Total	21,486	—	—	6,373	27,859
Commercial and industrial loans
Owner occupied CRE	5,006	—	—	(3,976)	1,030
Commercial business	12,273	(1,098)	163	(8,091)	3,247
Total	17,279	(1,098)	163	(12,067)	4,277
Consumer loans
Single family	4,394	—	143	1,073	5,610
Home equity and other	3,964	(168)	332	(374)	3,754
Total	8,358	(168)	475	699	9,364
Total ACL	$47,123	$(1,266)	$638	$(4,995)	$41,500

	Year Ended December 31, 2021
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$8,845	$—	$—	$(1,336)	$7,509
Multifamily	6,072	—	—	(218)	5,854
Construction/land development
Multifamily construction	4,903	—	—	(4,396)	507
CRE construction	1,670	—	—	(1,520)	150
Single family construction	5,130	—	—	1,281	6,411
Single family construction to permanent	1,315	—	—	(260)	1,055
Total	27,935	—	—	(6,449)	21,486
Commercial and industrial loans
Owner occupied CRE	4,994	—	—	12	5,006
Commercial business	17,043	(1,739)	146	(3,177)	12,273
Total	22,037	(1,739)	146	(3,165)	17,279
Consumer loans
Single family	6,906	(127)	291	(2,676)	4,394
Home equity and other	7,416	(483)	557	(3,526)	3,964
Total	14,322	(610)	848	(6,202)	8,358
Total ACL	$64,294	$(2,349)	$994	$(15,816)	$47,123

	Year Ended December 31, 2020
(in thousands)	Prior to adoption of ASC 326	Impact of ASC 326 adoption	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$7,245	$(3,392)	$—	$—	$4,992	$8,845
Multifamily	7,015	(2,977)	—	—	2,034	6,072
Construction/land development
Multifamily construction	2,848	693	—	—	1,362	4,903
CRE construction	624	(115)	—	—	1,161	1,670
Single family construction	3,800	4,280	—	163	(3,113)	5,130
Single family construction to permanent	1,003	200	—	—	112	1,315
Total	22,535	(1,311)	—	163	6,548	27,935
Commercial and industrial loans
Owner occupied CRE	3,639	(2,459)	(896)	—	4,710	4,994
Commercial business	2,915	510	(640)	110	14,148	17,043
Total	6,554	(1,949)	(1,536)	110	18,858	22,037
Consumer loans
Single family	6,450	468	(17)	187	(182)	6,906
Home equity and other	6,233	4,635	(456)	385	(3,381)	7,416
Total	12,683	5,103	(473)	572	(3,563)	14,322
Total ACL	$41,772	$1,843	$(2,009)	$845	$21,843	$64,294

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

Small balance commercial loans are generally considered homogenous unless 30 days or more past due. The risk rating classification for such loans are based on the non-homogenous definitions noted above.

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status:

	At December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$68,301	$68,356	$42,181	$139,760	$87,197	$242,544	$2,016	$786	$651,141
Special Mention	—	—	—	—	2,702	4,242	—	—	6,944
Substandard	—	—	—	—	—	—	—	—	—
Total	68,301	68,356	42,181	139,760	89,899	246,786	2,016	786	658,085
Multifamily
Pass	1,828,568	1,165,434	528,077	221,974	59,340	140,126	—	—	3,943,519
Special Mention	—	—	4,893	19,834	—	7,508	—	—	32,235
Substandard	—	—	—	—	—	—	—	—	—
Total	1,828,568	1,165,434	532,970	241,808	59,340	147,634	—	—	3,975,754
Multifamily construction
Pass	18,110	63,394	13,613	—	—	—	—	—	95,117
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	18,110	63,394	13,613	—	—	—	—	—	95,117
CRE construction
Pass	341	14,348	3,960	—	—	305	—	—	18,954
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	341	14,348	3,960	—	—	305	—	—	18,954
Single family construction
Pass	149,133	50,936	24,807	519	—	74	123,303	—	348,772
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	6,782	—	—	—	—	—	—	6,782
Total	149,133	57,718	24,807	519	—	74	123,303	—	355,554
Single family construction to permanent
Current	66,034	76,814	11,128	3,268	794	—	—	—	158,038
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	66,034	76,814	11,128	3,268	794	—	—	—	158,038
Owner occupied CRE
Pass	70,192	51,919	44,778	71,652	36,457	139,691	3	1,104	415,796
Special Mention	—	743	—	—	6,179	13,485	—	—	20,407
Substandard	—	—	—	—	2,149	5,011	—	—	7,160
Total	70,192	52,662	44,778	71,652	44,785	158,187	3	1,104	443,363
Commercial business
Pass	65,566	42,921	45,940	18,594	13,548	18,779	130,427	2,041	337,816
Special Mention	—	612	—	3,577	9	3,444	403	—	8,045
Substandard	—	338	2,638	4,449	2,591	2,206	1,563	101	13,886
Total	65,566	43,871	48,578	26,620	16,148	24,429	132,393	2,142	359,747
Total commercial portfolio	$2,266,245	$1,542,597	$722,015	$483,627	$210,966	$577,415	$257,715	$4,032	$6,064,612

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$273,786	$253,937	$152,773	$49,302	$43,511	$231,277	$—	$—	$1,004,586
Past due:
30-59 days	—	—	—	—	340	2,113	—	—	2,453
60-89 days	—	—	—	—	—	258	—	—	258
90+ days	—	—	—	290	273	1,141	—	—	1,704
Total (1)	273,786	253,937	152,773	49,592	44,124	234,789	—	—	1,009,001
Home equity and other
Current	4,156	692	220	150	72	1,593	340,567	4,017	351,467
Past due:
30-59 days	—	6	—	—	—	9	446	—	461
60-89 days	6	24	—	—	—	48	517	—	595
90+ days	—	—	—	—	—	151	33	—	184
Total	4,162	722	220	150	72	1,801	341,563	4,017	352,707
Total consumer portfolio	$277,948	$254,659	$152,993	$49,742	$44,196	$236,590	$341,563	$4,017	$1,361,708
Total LHFI	$2,544,193	$1,797,256	$875,008	$533,369	$255,162	$814,005	$599,278	$8,049	$7,426,320
(1)    Includes $5.9 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

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

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At December 31, 2022
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,111	$—	$1,410	$—	$2,521
Commercial business	62	3,186	562	—	3,810
Total collateral-dependent loans	$1,173	$3,186	$1,972	$—	$6,331

	At December 31, 2021
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,111	$—	$2,456	$—	$3,567
Commercial business	362	27	562	286	1,237
Total	1,473	27	3,018	286	4,804
Consumer loans
Single family	—	1,598	—	—	1,598
Home equity loans and other	—	19	—	—	19
Total	—	1,617	—	—	1,617
Total collateral-dependent loans	$1,473	$1,644	$3,018	$286	$6,421

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At December 31, 2022		At December 31, 2021
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

Commercial and industrial loans
Owner occupied CRE	$2,521	$2,521	$3,568	$3,568
Commercial business	785	4,269	1,210	5,023
Total	3,306	6,790	4,778	8,591
Consumer loans
Single family	332	2,584	1,324	2,802
Home equity and other	3	681	23	808
Total	335	3,265	1,347	3,610
Total nonaccrual loans	$3,641	$10,055	$6,125	$12,201

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At December 31, 2022
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$658,085	$658,085
Multifamily	—	—	—		—	—	3,975,754	3,975,754
Construction/land development
Multifamily construction	—	—	—		—	—	95,117	95,117
CRE construction	—	—	—		—	—	18,954	18,954
Single family construction	—	—	—		—	—	355,554	355,554
Single family construction to permanent	—	—	—		—	—	158,038	158,038
Total	—	—	—		—	—	5,261,502	5,261,502
Commercial and industrial loans
Owner occupied CRE	—	—	—		2,521	2,521	440,842	443,363
Commercial business	—	—	—		4,269	4,269	355,478	359,747
Total	—	—	—		6,790	6,790	796,320	803,110
Consumer loans
Single family	4,556	1,724	4,372	(2)	2,584	13,236	995,765	1,009,001	(3)
Home equity and other	267	296	—		681	1,244	351,463	352,707
Total	4,823	2,020	4,372		3,265	14,480	1,347,228	1,361,708
Total loans	$4,823	$2,020	$4,372		$10,055	$21,270	$7,405,050	$7,426,320
%	0.06%	0.03%	0.06%		0.14%	0.29%	99.71%	100.00%

	At December 31, 2021
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$705,359	$705,359
Multifamily	—	—	—		—	—	2,415,359	2,415,359
Construction/land development
Multifamily construction	—	—	—		—	—	37,861	37,861
CRE construction	—	—	—		—	—	14,172	14,172
Single family construction	—	—	—		—	—	296,027	296,027
Single family construction to permanent	—	—	—		—	—	148,084	148,084
Total	—	—	—		—	—	3,616,862	3,616,862
Commercial and industrial loans
Owner occupied CRE	—	—	—		3,568	3,568	454,138	457,706
Commercial business	198	—	—		5,023	5,221	396,651	401,872
Total	198	—	—		8,591	8,789	850,789	859,578
Consumer loans
Single family	892	820	6,717	(2)	2,802	11,231	752,100	763,331	(3)
Home equity and other	118	74	—		808	1,000	302,078	303,078
Total	1,010	894	6,717		3,610	12,231	1,054,178	1,066,409
Total loans	$1,208	$894	$6,717		$12,201	$21,020	$5,521,829	$5,542,849
%	0.02%	0.02%	0.12%		0.22%	0.38%	99.62%	100.00%
(1)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $10.6 million and $8.4 million at December 31, 2022 and 2021, respectively.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Includes $5.9 million and $7.3 million of loans at December 31, 2022 and 2021, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.

Loan Modifications

The Company provides MFDBs which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications for the year ended December 31, 2022 did not have a material impact on the ACL. The following tables provide information related to MFDBs during the year ended December 31, 2022, disaggregated by class of financing receivable and type of concession granted:

	Significant Payment Delay
	Year Ended December 31, 2022
(in thousands)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$1,377	0.14%
Home equity and other	69	0.02%

	Term Extension
	Year Ended December 31, 2022
(in thousands)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$1,562	0.43%
Single family	269	0.03%

	Interest Rate Reduction and Significant Payment Delay
	Year Ended December 31, 2022
(in thousands)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$459	0.13%

	Interest Rate Reduction and Term Extension
	Year Ended December 31, 2022
(in thousands)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$814	0.08%

	Significant Payment Delay and Term Extension
	Year Ended December 31, 2022
(in thousands)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$13,742	1.36%
Home equity and other	51	0.01%

	Interest Rate Reduction, Significant Payment Delay and Term Extension
	Year Ended December 31, 2022
(in thousands)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$6,500	0.64%

The following table describes the financial effect of the MFDBs:

Interest Rate Reduction
Year Ended December 31, 2022
Commercial business	Reduced weighted-average contractual interest rate from 5.72% to 4.00%.
Single family	Reduced weighted-average contractual interest rate from 4.25% to 3.31%.

Significant Payment Delay
Year Ended December 31, 2022
Single family	Provided payment deferrals to borrowers. A weighted average 0.22% of loan balances were capitalized and added to the remaining term of the loan.
Home equity and other	Provided payment deferrals to borrowers. A weighted average 3.47% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
Year Ended December 31, 2022
Commercial business	Added a weighted average 0.8 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Single family	Added a weighted average 4.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Home equity and other	Added a weighted average 16.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table depicts the payment status of loans that were modified to borrowers experiencing financial difficulties on or after January 1, 2022, the date we adopted ASU 2022-02, through September 30, 2022:

	Payment Status (Amortized Cost Basis) at December 31, 2022
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial business	$2,021	$—	$—
Single family	19,908	1,831	198
Home equity and other	120	—	—
Total	$22,049	$1,831	$198
The following tables provide the amortized cost basis as of December 31, 2022 of MFDBs, on or after January 1, 2022, the date we adopted ASU 2022-02 through September 30, 2022 and subsequently had a payment default.

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted Year Ended December 31, 2022
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Single family	$340	$—	$—	$1,198	$764

NOTE 4–PREMISES AND EQUIPMENT, NET:

Premises and equipment consisted of the following:

	At December 31,
(in thousands)	2022	2021

Furniture and equipment	$55,539	$54,548
Leasehold improvements	40,970	41,426
Land and buildings	35,898	36,121
Total	132,407	132,095
Less: accumulated depreciation	(81,235)	(73,941)
Net	$51,172	$58,154

NOTE 5–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At December 31,
	2022		2021
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,399,912	—%	$1,617,069	—%
Interest bearing:
Interest-bearing demand deposits	466,490	0.10%	513,810	0.10%
Savings	258,977	0.06%	302,389	0.06%
Money market	2,383,209	1.22%	2,806,313	0.15%
Certificates of deposit	2,943,331	3.07%	906,928	0.51%
Total interest bearing deposits	6,052,007	1.98%	4,529,440	0.21%
Total deposits	$7,451,919	1.61%	$6,146,509	0.15%

There were $351 million and $342 million in public funds included in deposits at December 31, 2022 and 2021, respectively.

Certificates of deposit outstanding mature as follows:

(in thousands)	December 31, 2022

Within one year	$2,375,310
One to two years	557,307
Two to three years	6,329
Three to four years	1,998
Four to five years	1,940
Thereafter	447
Total	$2,943,331

The aggregate amount of time deposits in denominations of more than the FDIC limit of $250,000 at December 31, 2022 and 2021 was $189 million and $108 million, respectively. There were $1.4 billion and $145 million of brokered deposits at December 31, 2022 and 2021, respectively.

NOTE 6– BORROWINGS:
The Company borrows funds through advances from the Des Moines FHLB. The balances, maturity and rate of the outstanding FHLB advances were as follows:

	At December 31,
	2022		2021
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Within one year	$16,000	4.60%	$41,000	0.30%
One to three years	450,000	4.31%	—	—%
Three through five years	550,000	4.35%	—	—%
Total	$1,016,000	4.33%	$41,000	0.30%

As of December 31, 2022 and 2021, the Company held $49.3 million and $10.4 million, respectively, of FHLB stock.

NOTE 7–LONG-TERM DEBT:

On January 19, 2022, we completed a $100 million subordinated notes offering due in 2032 (the “Notes”). Interest on the Notes initially will accrue at a rate equal to 3.5% per annum from and including the date of original issuance to, but excluding, January 30, 2027, payable semiannually in arrears. From and including January 30, 2027, to, but excluding, the maturity date or the date of earlier redemption, the Notes will bear interest equal to the three-month term Secured Overnight Financing Rate ("SOFR") plus 215 basis points, payable quarterly in arrears. Net proceeds to the Company were $98 million, after deducting underwriting fees and offering expenses, all of which were still outstanding at December 31, 2022.

At December 31, 2022 and 2021, the Company had outstanding $64 million of Senior Notes which bear interest at a rate of 6.50% and mature in 2026.

The Company issued trust preferred securities ("TRUPS") during the period from 2005 through 2007, resulting in a debt balance of $62 million that remains outstanding at December 31, 2022 and 2021. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust, Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

The TRUPS outstanding as of December 31, 2022 and 2021 are as follows:

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

NOTE 8–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives, which are included in other assets or accounts payable and other liabilities on the consolidated balance sheets consist of the following:

	At December 31, 2022
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$51,252	$293	$(151)
Interest rate lock commitments	17,463	141	(36)
Interest rate swaps	236,533	13,093	(13,093)
Futures	23,000	18	—
Options	14,000	218	—
Total derivatives before netting	$342,248	$13,763	$(13,280)
Netting adjustment/Cash collateral (1)		(12,870)	101
Carrying value on consolidated balance sheet		$893	$(13,179)

	At December 31, 2021
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$793,208	$723	$(640)
Interest rate lock commitments	115,025	2,487	(3)
Interest rate swaps	287,352	4,381	(4,541)
Futures	139,900	334	—
Total derivatives before netting	$1,335,485	7,925	(5,184)
Netting adjustment/Cash collateral (1)		1,355	3,921
Carrying value on consolidated balance sheet		$9,280	$(1,263)
(1)    Includes net cash collateral received of $12.8 million and paid of $5.3 million at December 31, 2022 and 2021, respectively.
The Company nets derivative assets and liabilities when a legally enforceable master netting agreement exists between the Company and the derivative counterparty. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated balance sheets, with changes in fair value reflected in current period earnings.

The following tables present gross fair value and net carrying value information about derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/Cash collateral (1)	Carrying value

At December 31, 2022
Derivative assets	$13,763	$(12,870)	$893
Derivative liabilities	(13,280)	101	(13,179)
At December 31, 2021
Derivative assets	$7,925	$1,355	$9,280
Derivative liabilities	(5,184)	3,921	(1,263)
(1)    Includes net cash collateral received of $12.8 million and paid of $5.3 million at December 31, 2022 and 2021, respectively.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets. Payables related to cash collateral that has been received from counterparties is included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on amounts paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At December 31, 2022 and 2021, the Company had liabilities of $12.8 million and zero, respectively, in cash collateral received from counterparties and receivables of $0.03 million and $5.3 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Years Ended December 31,
(in thousands)	2022	2021	2020

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$8,587	$(6,057)	$(7,675)
Loan servicing income (loss) (2)	(11,769)	(8,238)	20,820
Other (3)	160	386	(421)
(1)Comprised of interest rate lock commitments (" IRLCs") and forward contracts used as economic hedges of single family mortgage LHFS.
(2)Comprised of interest rate swaps, interest rate swaptions, futures, US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers.

The notional amount of open interest rate swap agreements executed with commercial banking customers at December 31, 2022 and 2021 were $237 million and $287 million, respectively.

NOTE 9–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

	At December 31,
(in thousands)	2022	2021

Single family	$14,075	$128,041
CRE, multifamily and SBA	3,252	48,090
Total	$17,327	$176,131

Loans sold consisted of the following for the periods indicated:

	Years Ended December 31,
(in thousands)	2022	2021	2020

Single family	$693,348	$2,046,811	$1,985,944
CRE, multifamily and SBA	145,622	773,378	908,776
Total	$838,970	$2,820,189	$2,894,720

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Years Ended December 31,
(in thousands)	2022	2021	2020

Single family	$13,054	$66,850	$100,795
CRE, multifamily and SBA	4,647	25,468	21,769
Total	$17,701	$92,318	$122,564

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

	At December 31,
(in thousands)	2022	2021

Single family	$5,436,899	$5,539,180
CRE, multifamily and SBA	1,938,484	2,031,087
Total	$7,375,383	$7,570,267

Under the terms of the sales agreements for loans sold to GSEs and other entities, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.4 billion and $5.5 billion as of December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities, of $2.2 million and $1.3 million, respectively.

The following is a summary of changes in the Company's liability for estimated single family mortgage repurchase losses:

	Years Ended December 31,
(in thousands)	2022	2021

Balance, beginning of period	$1,312	$2,122
Additions, net of adjustments (1)	1,629	(334)
Realized losses (2)	(709)	(476)
Balance, end of period	$2,232	$1,312
(1)Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2)Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with investors to advance scheduled principal and interest amounts on delinquent loans.
Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $1.6 million and $1.9 million were recorded in other assets as of December 31, 2022 and 2021, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At December 31, 2022 and 2021, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $6.9 million and $12.3 million, respectively. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.:

	Years Ended December 31,
(in thousands)	2022	2021	2020

Servicing income, net:
Servicing fees and other	$32,082	$35,342	$32,037
Amortization of single family MSRs (1)	(9,951)	(19,669)	(17,754)
Amortization of multifamily and SBA MSRs	(7,692)	(7,581)	(5,657)
	14,439	8,092	8,626
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	16,739	7,379	(19,955)
Net gain (loss) from economic hedging	(18,790)	(8,238)	20,820
Total	(2,051)	(859)	865
Loan servicing income	$12,388	$7,233	$9,491
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

	Years Ended December 31,
(in thousands)	2022	2021	2020

Beginning balance	$61,584	$49,966	$68,109
Additions and amortization:
Originations	8,245	23,908	19,424
Amortization (1)	(9,951)	(19,669)	(17,754)
Net additions and amortization	(1,706)	4,239	1,670
Changes in fair value assumptions (2)	16,739	7,379	(19,813)
Ending balance	$76,617	$61,584	$49,966
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily reflected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Years Ended December 31,
(rates per annum) (1)	2022	2021	2020

Constant prepayment rate ("CPR") (2)	10.91%	8.84%	11.37%
Discount rate	9.35%	8.23%	7.82%
(1)Based on a weighted average.
(2)Represents the expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At December 31, 2022		At December 31, 2021

	Range of Inputs	Average (1)	Range of Inputs	Average (1)
CPRs	6.01% - 11.10%	8.19%	7.90%- 17.35%	10.35%
Discount Rates	9.74% - 16.88%	10.66%	6.94% -13.96%	7.97%
(1) Weighted averages of all the inputs within the range.

To compute hypothetical sensitivities of the value of our single MSRs to immediate adverse changes in key assumptions, we computed the impact of changes in CPRs and in discount rates as outlined below:

(dollars in thousands)	At December 31, 2022

Fair value of single family MSRs	$76,617
Expected weighted-average life (in years)	7.77
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(447)
Impact on fair value of 50 basis points adverse change in interest rates	$(1,045)
Discount rate
Impact on fair value of 100 basis points increase	$(3,150)
Impact on fair value of 200 basis points increase	$(6,062)

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

The changes in multifamily and SBA MSRs measured at LOCOM or fair value were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020

Beginning balance	$39,415	$35,774	$29,494
Origination	3,533	11,222	11,587
Amortization	(7,692)	(7,581)	(5,307)
Ending balance	$35,256	$39,415	$35,774

At December 31, 2022, the expected weighted-average life of the Company's multifamily and SBA MSRs was 11.58 years. Projected amortization expense for the gross carrying value of multifamily and SBA MSRs is estimated as follows:

(in thousands)	At December 31, 2022

2023	$5,483
2024	5,309
2025	5,068
2026	4,582
2027	3,868
2028 and thereafter	10,946
Carrying value of multifamily and SBA MSRs	$35,256

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

These commitments include the following:

	At December 31,
(in thousands)	2022	2021

Unused consumer portfolio lines	$531,784	$405,992
Commercial portfolio lines (1)	788,108	820,131
Commitments to fund loans	46,067	90,852
Total	$1,365,959	$1,316,975
(1) Includes undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments of $525 million and $584 million at December 31, 2022 and 2021, respectively.

The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon. The Company has recorded an ACL on unfunded loan commitments, included in accounts payable and other liabilities on the consolidated balance sheets of $2.2 million and $2.4 million at December 31, 2022 and 2021, respectively.

The Company has entered into certain agreements to invest in qualifying small businesses and small enterprises and a tax exempt bond partnership that have not been recognized in the Company's financial statements. At December 31, 2022 and 2021 we had $11.8 million and $15.2 million, respectively, of future commitments to invest in these enterprises.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of December 31, 2022 and 2021, the total unpaid principal balance of loans sold under this program was $1.8 billion and $1.9 billion, respectively. The Company's reserve liability related to this arrangement totaled $0.6 million at both December 31, 2022 and 2021. There were no actual losses incurred under this arrangement during 2022, 2021 or 2020.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. The Company did not have any material amounts reserved for legal claims as of December 31, 2022.

NOTE 11–INCOME TAXES:

Income tax expense consisted of the following:

	Years Ended December 31,
(in thousands)	2022	2021	2020

Current expense
Federal	$2,829	$20,074	$27,166
State and local	1,633	3,191	4,804
Deferred (benefit) expense
Federal	7,304	4,325	(11,076)
State and local	1,545	511	(1,596)
Tax credit investment amortization	4,809	3,166	2,606
Total	$18,120	$31,267	$21,904

Income tax expense differed from amounts computed at the federal income tax statutory rate as follows:

	Years Ended December 31,
	2022		2021		2020
(in thousands, except rate)	Rate	Amount	Rate	Amount	Rate	Amount

Income before taxes		$84,660		$146,689		$101,894

Federal tax statutory rate	21.00%	17,779	21.00%	30,805	21.00%	21,398
State tax - net of federal tax benefit	3.44%	2,912	2.20%	3,220	2.54%	2,587
Tax-exempt investments	(4.62)%	(3,908)	(1.40)%	(2,049)	(1.81)%	(1,849)
Stock-based compensation expense	0.14%	121	(0.77)%	(1,132)	(0.16)%	(159)
Other	1.44%	1,216	0.29%	423	(0.07)%	(73)
Total	21.40%	$18,120	21.32%	$31,267	21.50%	$21,904

The following is a summary of the Company's deferred tax assets and liabilities:

	At December 31,
(in thousands)	2022	2021

Deferred tax assets
Provision for credit losses	$10,501	$11,477
Unrealized loss on investments AFS	31,431	—
Federal and state net operating loss carryforwards	628	628
Accrued liabilities	2,536	2,268
Other investments	572	471
Lease liabilities	10,877	12,028
Nonaccrual interest	513	213
Stock based compensation	737	969
Loan valuation	311	289
Other	694	1,744
Total	58,800	30,087

Deferred tax liabilities
Mortgage servicing rights	(25,725)	(22,221)
Deferred loan fees and costs	(9,565)	(7,336)
Lease right-of-use assets	(8,415)	(8,572)
Unrealized gain on investments AFS	—	(5,630)
Premises and equipment	(2,486)	(1,843)
Intangibles	(694)	(742)
Other	(14)	(54)
Total	(46,899)	(46,398)
Net deferred tax asset (liability)	$11,901	$(16,311)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to fully utilize the existing deferred tax assets. As of December 31, 2022, management determined that sufficient evidence exists to support the future utilization of all of the Company's deferred tax assets.

The Company has state net operating loss carryforwards of $7.5 million and $12.1 million as of December 31, 2022 and 2021 that will expire at various dates from 2027 to 2036. Utilization of net operating loss carryforwards may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended.

Retained earnings at December 31, 2022 and 2021 include approximately $12.7 million in tax basis bad debt reserves for which no income tax liability has been recorded. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture (i.e., included in taxable income) if certain events occur, such as in the event HomeStreet Bank ceases to be a bank. In the event of recapture, the Company will incur both federal and state tax liabilities on this pre-1988 bad debt reserve balance at the then prevailing corporate tax rates.

The Company had no recorded unrecognized tax position as of December 31, 2022 or 2021.

We are currently under examination, or subject to examination, by various U.S. federal and state taxing authorities. The Company is no longer subject to federal income tax examinations for tax years prior to 2019 or state income tax examination for tax years prior to 2018, generally.

NOTE 12–RETIREMENT BENEFIT PLAN:

The Company maintains a 401(k) Savings Plan for the benefit of its employees. Substantially all of the Company's employees are eligible to participate in the HomeStreet, Inc. 401(k) Savings Plan (the "Plan"). The Plan provides for payment of retirement benefits to employees pursuant to the provisions of the Plan and in conformity with Section 401(k) of the Internal Revenue Code. Employees may elect to have a portion of their salary contributed to the Plan. Participants receive a vested employer matching contribution equal to 100% of the first 3.0% and 50% of the next 2.0% of eligible compensation deferred by the participant. Employer contributions of $4.0 million, $3.9 million and $3.8 million were incurred in 2022, 2021, and 2020, respectively.

NOTE 13–FAIR VALUE MEASUREMENT:

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
Level 3 recurring fair value measurement.
Derivatives
Futures and Options	Fair value is based on closing exchange prices.	Level 1 recurring fair value measurement.
Forward sale commitments Interest rate swaps	Fair value is based on quoted prices for identical or similar instruments when available. When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs, including:
•       Forward interest rates
	• Interest rate volatilities	Level 2 recurring fair value measurement.
Interest rate lock commitments	The fair value considers several factors including: • Fair value of the underlying loan based on quoted prices in the secondary market, when available. • Value of servicing • Fall-out factor	Level 3 recurring fair value measurement.

The following tables present the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$18,997	$18,997	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	197,262	—	195,321	1,941
Commercial	56,049	—	56,049	—
Collateralized mortgage obligations:
Residential	553,039	—	553,039	—
Commercial	70,519	—	70,519	—
Municipal bonds	411,548	—	411,548	—
Corporate debt securities	42,945	—	42,877	68
U.S. Treasury securities	19,934	—	19,934	—
Agency debentures	27,478	—	27,478	—
Single family LHFS	14,075	—	14,075	—
Single family LHFI	5,868	—	—	5,868
Single family mortgage servicing rights	76,617	—	—	76,617
Derivatives
Futures	18	18	—	—
Options	218	218	—
Forward sale commitments	293	—	293	—
Interest rate lock commitments	141	—	—	141
Interest rate swaps	13,093	—	13,093	—
Total assets	$1,508,094	$19,233	$1,404,226	$84,635
Liabilities:
Derivatives
Forward sale commitments	$151	$—	$151	$—
Interest rate lock commitments	36	—	—	36
Interest rate swaps	13,093	—	13,093	—
Total liabilities	$13,280	$—	$13,244	$36

	As of December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$32,963	$—	$30,556	$2,407
Commercial	62,792	—	62,792	—
Collateralized mortgage obligations:
Residential	187,394	—	187,394	—
Commercial	136,659	—	136,659	—
Municipal bonds	539,923	—	539,923	—
Corporate debt securities	19,616	—	19,541	75
U.S. Treasury securities	23,175	—	23,175	—
Single family LHFS	128,041	—	128,041	—
Single family LHFI	7,287	—	—	7,287
Single family mortgage servicing rights	61,584	—	—	61,584
Derivatives
Futures	334	334	—	—
Forward sale commitments	723	—	723	—
Interest rate lock commitments	2,487	—	—	2,487
Interest rate swaps	4,381	—	4,381	—
Total assets	$1,207,359	$334	$1,133,185	$73,840
Liabilities:
Derivative
Forward sale commitments	$640	$—	$640	$—
Interest rate lock commitments	3	—	—	3
Interest rate swaps	4,541	—	4,541	—
Total liabilities	$5,184	$—	$5,181	$3

There were no transfers between levels of the fair value hierarchy during 2022 and 2021.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and IRCLs, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during 2022 and 2021, see Note 9, Mortgage Banking Operations.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected the fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $5.9 million and $7.3 million at December 31, 2022 and 2021, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

December 31, 2022
Investment securities AFS	$2,009	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	5,868	Income approach	Implied spread to benchmark interest rate curve	2.87%	5.15%	4.14%
Interest rate lock commitments, net	105	Income approach	Fall-out factor	0.10%	17.50%	6.43%
			Value of servicing	0.54%	1.11%	0.95%
December 31, 2021
Investment securities AFS	$2,482	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	7,287	Income approach	Implied spread to benchmark interest rate curve	2.39%	7.96%	3.56%
Interest rate lock commitments, net	2,484	Income approach	Fall-out factor	0.15%	21.93%	8.44%
			Value of servicing	0.35%	1.46%	1.15%

We had no LHFS where the fair value was not derived with significant observable inputs at December 31, 2022 or 2021.

The following table presents fair value changes and activity for certain Level 3 assets:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Year Ended December 31, 2022
Investment securities AFS	$2,482	$—	$—	$(193)	$(280)	$2,009
Single family LHFI	7,287	—	—	—	(1,419)	5,868
Year Ended December 31, 2021
Investment securities AFS	$2,710	$—	$—	$(192)	$(36)	$2,482
Single family LHFI	7,108	4,051	—	(4,279)	407	7,287
(1) Changes in fair value for singe family LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Years Ended December 31,
(in thousands)	2022	2021

Beginning balance, net	$2,484	$17,392
Total realized/unrealized gains	68	11,888
Settlements	(2,447)	(26,796)
Ending balance, net	$105	$2,484

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

The following tables presents assets classified as Level 3 assets that had changes in their recorded fair value during 2022 and 2021 and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value	Total Gains (Losses)

As of or for the year ended December 31, 2022
LHFI (1)	$3,186	$(385)
As of or for the year ended December 31, 2021
LHFI (1)	$1,214	$(43)
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At December 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$72,828	$72,828	$72,828	$—	$—
Investment securities HTM	2,441	2,385	—	2,385	—
LHFI	7,378,952	6,988,363	—	—	6,988,363
LHFS – multifamily and other	3,252	3,291	—	3,291	—
Mortgage servicing rights – multifamily and SBA	35,256	39,792	—	—	39,792
Federal Home Loan Bank stock	49,305	49,305	—	49,305	—
Other assets - GNMA EBO loans	6,918	6,918	—	—	6,918
Liabilities:
Certificates of deposit	$2,943,331	$2,910,301	$—	$2,910,301	$—
Borrowings	1,016,000	1,014,973	—	1,014,973	—
Long-term debt	224,404	202,338	—	202,338	—

	At December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$65,214	$65,214	$65,214	$—	$—
Investment securities HTM	4,169	4,305	—	4,305	—
LHFI	5,488,439	5,588,719	—	—	5,588,719
LHFS multifamily and other	48,090	48,425	—	48,425	—
Mortgage servicing rights – multifamily and SBA	39,415	43,199	—	—	43,199
Federal Home Loan Bank stock	10,361	10,361	—	10,361	—
Other assets - GNMA EBO loans	12,342	12,342	—	—	12,342
Liabilities:
Certificates of deposit	$906,928	$906,064	$—	$906,064	$—
Borrowings	41,000	41,000	—	41,000	—
Long-term debt	126,026	116,845	—	116,845	—

Fair Value Option

Single family loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are recognized in net gain on mortgage loan origination and sale activities within noninterest income. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in fair value of the related servicing asset, resulting in revaluations adjustments to the recorded fair value. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in fair value of derivative instruments that are used as economic hedges of loans held for sale.

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At December 31, 2022			At December 31, 2021
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance

Single family LHFS	$14,075	$13,914	$161	$128,041	$124,933	$3,108

NOTE 14–REGULATORY CAPITAL REQUIREMENTS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2022 that the Company and the Bank met all capital adequacy requirements. The following table presents the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

	At December 31, 2022
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$693,112	7.25%	$382,467	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	633,112	8.72%	326,876	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	693,112	9.54%	435,834	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	837,828	11.53%	581,112	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$822,891	8.63%	$381,506	4.0%	$476,883	5.0%
Common equity tier 1 capital (to risk-weighted assets)	822,891	11.92%	310,582	4.5%	448,618	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	822,891	11.92%	414,109	6.0%	552,146	8.0%
Total risk-based capital (to risk-weighted assets)	868,993	12.59%	552,146	8.0%	690,182	10.0%

	At December 31, 2021
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$723,232	9.94%	$291,098	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	663,232	10.84%	275,281	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	723,232	11.82%	367,041	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	774,695	12.66%	489,388	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$727,753	10.11%	$287,990	4.0%	$359,988	5.0%
Common equity tier 1 capital (to risk-weighted assets)	727,753	12.87%	254,442	4.5%	367,527	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	727,753	12.87%	339,256	6.0%	452,341	8.0%
Total risk-based capital (to risk-weighted assets)	778,723	13.77%	452,341	8.0%	565,426	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. No conditions or events have occurred since December 31, 2022 that we believe have changed the Company’s or the Bank’s capital adequacy classifications from those set forth in the above table.

In addition to the minimum capital ratios, both the Company and the Bank are required to maintain a “conservation buffer" consisting of additional Common Equity Tier 1 Capital which is at least 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At December 31, 2022, capital conservation buffers for the Company and the Bank were 3.53% and 4.59%, respectively. The following table sets forth the minimum capital ratios plus the applicable increment of the capital conservation buffer:

Common equity to Tier-1 to risk-weighted assets	7.00%
Tier 1 capital to risk-weighted assets	8.50%
Total capital to risk-weighted assets	10.50%

NOTE 15–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share:

	Years Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020

Net income	$66,540	$115,422	$79,990

Weighted average shares:
Basic weighted-average number of common shares outstanding	18,931,107	20,885,509	22,867,268
Dilutive effect of outstanding common stock equivalents (1)	110,004	257,905	209,554
Diluted weighted-average number of common shares outstanding	19,041,111	21,143,414	23,076,822
Net income per share
Basic earnings per share	$3.51	$5.53	$3.50
Diluted earnings per share	3.49	5.46	3.47
(1) Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the years ended December 31, 2022, 2021 and 2020 were certain unvested RSUs and PSUs. The aggregate number of common stock unvested restricted shares, which could potentially be dilutive in future periods, was 176,259, zero and 201 at December 31, 2022, 2021 and 2020, respectively.

NOTE 16–LEASES:

We have operating and finance leases for certain office space and finance leases for certain equipment. Our leases have remaining lease terms of up to 13 years.
The Company, as sublessor, subleases certain office and retail space in which the terms of any significant subleases end by 2027. Under all of our executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $4.9 million in 2023, $3.3 million in 2024, $2.8 million in 2025, $2.9 million in 2026 and $2.7 million in 2027. For 2020 we incurred $2.5 million in impairment charges on lease right-of-use assets.
The components of lease expense were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020

Operating lease cost	$8,762	$9,610	$11,989
Finance lease cost:
Amortization of right-of-use assets	580	1,066	1,277
Interest on lease liabilities	19	22	151
Variable lease costs and nonlease components	3,123	3,716	5,502
Sublease income	(2,565)	(3,449)	(6,662)
Total	$9,919	$10,965	$12,257

Supplemental cash flow information related to leases were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,845	$13,647	$15,452
Operating cash flows from finance leases	19	22	151
Financing cash flows from finance leases	589	1,070	1,209
Right-of-use assets obtained
Operating leases	$6,347	$1,894	$5,666
Finance leases	145	707	—
Other changes in right-of-use assets (1)
Operating leases	$—	$(460)	$(39,924)
Finance leases	—	(2)	(29)
            (1) Change in 2020 primarily relates to changes in assumptions regarding the exercise of renewal options available under real estate lease agreements.

Supplemental information related to leases was as follows:

	At December 31,
(in thousands, except lease term and discount rate)	2022	2021

Operating lease right-of-use assets, included in other assets	$34,070	$38,010
Operating lease liabilities, included in accounts payable and other liabilities	42,848	49,574

Finance lease right-of-use assets, included in other assets	$359	$777
Finance lease liabilities, included in accounts payable and other liabilities	359	787

Weighted Average Remaining lease term in years
Operating leases	5.07	5.87
Finance leases	0.88	0.96
Weighted Average Discount Rate
Operating leases	1.91%	1.71%
Finance leases	3.50%	1.43%

Maturities of lease liabilities and obligations under leases classified as nonlease components were as follows:

	Lease Liabilities
(in thousands)	Operating Leases	Finance Leases	Nonlease Components

Year ended December 31,
2023	$11,098	$360	$4,846
2024	9,492	8	4,490
2025	7,976	—	4,357
2026	6,862	—	4,454
2027	6,137	—	3,850
2028 and thereafter	3,546	—	123
Total lease payments	45,111	368	$22,120
Less imputed interest	2,263	9
Total	$42,848	$359

NOTE 17–SHARE-BASED COMPENSATION PLANS:

In May 2014, the shareholders approved the Company's 2014 Equity Incentive Plan (the "2014 EIP Plan") that provided for the grant of stock options, shares of restricted stock, RSUs, PSUs, stock bonus awards, stock appreciation rights, performance share awards and performance compensation awards and unrestricted stock (collectively, "Equity Incentive Awards") to the Company’s executive officers, other key employees and directors. This plan was amended in May 2017 and allows the grant of up to 1,875,000 shares of the Company’s common stock. For 2022, 2021, and 2020, the Company recognized stock-based compensation cost of $3.3 million, $2.9 million and $2.4 million, respectively.

RSUs generally vest over a three year period with the fair market value of the awards determined at the grant date based on the Company's stock price. PSUs vest at the end of a three year period with the fair market value of the awards determined using a Monte Carlo simulation technique. A summary of the status of the combined RSUs and PSUs is as follows:

	Number	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	268,531	$26.83
Granted	91,942	51.55
Cancelled or forfeited	(11,921)	33.58
Vested	(121,477)	27.90
Outstanding at December 31, 2022	227,075	$33.95

The assumptions used in the Monte Carlo simulations used to determine fair market value of the PSUs granted in 2022, 2021 and 2020 are set forth in the table below:

	2022	2021	2020

Volatility of common stock	40.3%	40.5%	33.9%
Average volatility of peer companies	44.2%	43.5%	34.8%
Average correlation coefficient of peer companies	0.8079%	0.8004%	0.7561%
Risk-free interest rate	1.0%	0.2%	0.3%
Expected term in years	3.00 years	3.00 years	2.76 years

NOTE 18–PARENT COMPANY FINANCIAL STATEMENTS (UNAUDITED):

Condensed financial information for HomeStreet, Inc. is as follows:

Condensed Balance Sheets	At December 31,
(in thousands)	2022	2021

Assets:
Cash and cash equivalents	$5,804	$12,756
Other assets	4,601	5,082
Investment in stock of HomeStreet Bank	752,211	779,851
Investment in stock of other subsidiaries	26,954	45,175
Total assets	$789,570	$842,864
Liabilities:
Other liabilities	$3,019	$1,499
Long-term debt	224,404	126,026
Total liabilities	227,423	127,525
Shareholders' Equity:
Common stock, no par value	226,592	249,856
Retained earnings	435,085	444,343
Accumulated other comprehensive income (loss)	(99,530)	21,140
Total shareholder's equity	562,147	715,339
Total liabilities and shareholders' equity	$789,570	$842,864

Condensed Income Statements	Years Ended December 31,
(in thousands)	2022	2021	2020

Noninterest income
Dividend income	$51,000	$109,000	$82,909
Equity in undistributed income from subsidiaries	24,898	10,801	3,374
Other noninterest income	2,053	1,838	1,773
Total revenues	77,951	121,639	88,056
Expenses
Interest expense-net	8,315	4,576	5,731
Noninterest expense	6,123	2,939	4,136
Total expenses	14,438	7,515	9,867
Income before income taxes (benefit)	63,513	114,124	78,189
Income taxes (benefit)	(3,027)	(1,298)	(1,801)
Net income	$66,540	$115,422	$79,990

Condensed Statements of Cash Flows	Years Ended December 31,
(in thousands)	2022	2021	2020

Cash flows from operating activities
Net income	$66,540	$115,422	$79,990
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Undistributed earnings from investment in subsidiaries	(24,898)	(10,801)	(3,374)
Other	6,386	(8,669)	(4,483)
Net cash provided by operating activities	48,028	95,952	72,133

Cash flows from investing activities:
AFS securities: Principal collections net of purchases	831	2,012	2,886
Investments in subsidiaries	(52,000)	—	—
Net cash provided by (used in) investing activities	(51,169)	2,012	2,886

Cash flows from financing activities:
Repurchases of common stock	(75,000)	(84,154)	(58,009)
Proceeds from exercise of stock options	—	263	238
Proceeds from issuance of long-term debt	98,036	—	—
Dividends paid on common stock	(26,847)	(21,338)	(13,865)
Net cash used in financing activities	(3,811)	(105,229)	(71,636)
Net (decrease) increase in cash and cash equivalents	(6,952)	(7,265)	3,383
Cash and cash equivalents, beginning of year	12,756	20,021	16,638
Cash and cash equivalents, end of year	$5,804	$12,756	$20,021

NOTE 19–SUBSEQUENT EVENTS:

In February 2023, we completed an acquisition of three branches in southern California whereby we assumed $373 million in deposits and purchased $22 million in loans.

On January 26, 2023 the Board of Directors authorized a dividend of $0.35 per share, payable on February 22, 2023 to shareholders of record on February 8, 2023.

ITEM 9CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9ACONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2022. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective at December 31, 2022.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting at December 31, 2022. In making its assessment of internal control over financial reporting, management utilized the framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on that assessment, management concluded that, at December 31, 2022, the Company's internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements at, and for, the year ended December 31, 2022, has issued an audit report on the effectiveness of the Company's internal control over financial reporting at December 31, 2022, which report is included below in this Item 9A.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of HomeStreet, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HomeStreet, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examinations Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 3, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Seattle, Washington
March 3, 2023

ITEM 9B    OTHER INFORMATION

On March 3, 2023, Douglas I. Smith informed the Company of his resignation from the Company’s Board of Directors (the “Board”), effective immediately, due to personal reasons. Mr. Smith joined the Board of Directors at our initial public offering in February 2012. The Company expresses its appreciation to Mr. Smith for his more than 11 years of distinguished service on the Board. Mr. Smith’s decision is not due to any disagreement with the Company or the Board on any matters relating to the Company’s operations, policies or practices.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

The information required by this item with respect to our directors, our executive officers, our Audit Committee and its members, and audit committee financial expert will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders (the “2023 Proxy Statement”) under the captions “Election of Directors” and” “Executive Officers,” which information is incorporated herein by reference.
ITEM 11EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2023 Proxy Statement under the captions “Executive Compensation,” “2022 Executive Compensation Program,” “Other Practices, Policies and Guidelines,” “Human Resources and Corporate Governance Committee Report,” “2022 Summary Compensation Table,” “Potential Payments Upon Termination or Change in Control,” and “Corporate Governance - Human Resources and Corporate Governance Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2022 under the HomeStreet, Inc. 2014 Equity Incentive Plan (the "2014 Plan").

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Plans approved by shareholders	298,044	(1)	$—	(2)	924,885	(3)
Plans not approved by shareholders	—		—		—
Total	298,044		$—		924,885

(1)Consists of 85,140 shares subject to Restricted Stock Units, awarded under the 2014 Plan and 212,904 shares issuable under Performance Share Units awarded under the 2014 Plan, assuming maximum performance goals are met under such awards, resulting in the issuance of the maximum number of shares allowed under those awards.
(2)Shares issued on vesting of Restricted Stock Units and Performance Share Units under the 2014 Plan are done without payment by the participant of any additional consideration and therefore have been excluded from this calculation.
(3)Consists of shares remaining available for issuance under the 2014 Plan.

Except as disclosed above, the information required by this item will be set forth in the 2023 Proxy Statement under the caption "Principal Shareholders" which information is incorporated herein by reference.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2023 Proxy Statement under the caption "Certain Relationships and Related Transactions," and "Corporate Governance" which information is incorporated herein by reference.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2023 Proxy Statement under the caption "Advisory (Non-Binding) Ratification of Appointment of Independent Registered Public Accounting Firm," which information is incorporated herein by reference.

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the caption “Audit Committee Matters — Principal Accounting Firm Fees” in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Financial Statement Schedules
(i)Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Income Statements for the three years ended December 31, 2022
Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2022
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2022
Consolidated Statements of Cash Flows for the three years ended December 31, 2022
Notes to Consolidated Financial Statements
(ii)Financial Statement Schedules
II—Valuation and Qualifying Accounts
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.
(iii)Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Bylaws of HomeStreet, Inc.

3.2 (1)	Restated Articles of Incorporation of HomeStreet, Inc.

4.1 (2)	Form of Common Stock Certificate

4.2 (3) ††	Indenture dated as of May 20, 2016 between HomeStreet, Inc. and Wells Fargo Bank, National Association, as Trustee

4.3 (4)	Description of Securities

10.1 (6) *	Amended and Restated HomeStreet, Inc. 2014 Equity Incentive Plan

10.2 (6) *	Standard Form of Restricted Stock Unit Agreement under the 2014 Plan

10.3 (4) *	Amended and Restated Standard Form of Performance Share Unit Agreement under the 2014 Plan

10.4 (8) *	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason, dated January 25, 2018

10.5 (16) *	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and William Endresen, dated February 26, 2021

10.6 (5)	Form of Officer Indemnification Agreement for HomeStreet, Inc.

10.7 (5)	Form of Director Indemnification Agreement for HomeStreet, Inc.

10.8 (5)	Form of 2011 Director and Officer Indemnification for HomeStreet, Inc.

10.9 (4) †
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

10.10 (10)	Twenty-First Amendment to Office Lease dated December 24, 2014, between HomeStreet Bank and Union Square Limited Liability Company

10.11 (7)	Advances, Pledge and Security Agreement, dated as of June 1, 2015, between HomeStreet Bank and the Federal Home Loan Bank of Des Moines

10.12 (9)	Letter of Agreement, dated January 15, 2013, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.13 (5)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.14 (4) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.15 (5)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.16 (5)	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.17 (11)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011
10.18 (12) *	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and John M. Michel, effective May 11, 2020

10.19 (13) *	Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Mark K. Mason, dated July 29, 2020

10.20(14) *	HomeStreet Bank Performance-Based Annual Incentive Plan, effective January 1, 2022

10.21 (15) *	Amended and Restated Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and John M. Michel, dated August 4, 2022

10.22 *	Second Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Mark K. Mason, dated December 13, 2022

10.23 *	First Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and William D. Endresen, dated February 28, 2023

21	Subsidiaries of HomeStreet, Inc.

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney. contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 (17)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101	The following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language) and contained in Exhibit 101: (i) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) the Consolidated Income Statements for the three years ended December 31, 2022, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2022; (iv) the Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2022, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2022, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

(1)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 31, 2019, and incorporated herein by reference.
(2)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.
(3)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on May 20, 2016, and incorporated herein by reference.
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
(9)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 17, 2014, and incorporated herein by reference.
(10)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 25, 2015, and incorporated herein by reference.
(11)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on May 8, 2020, and incorporated herein by reference.
(13)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on November 6, 2020, and incorporated herein by reference.
(14)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on May 6, 2022, and incorporated herein by reference.
(15)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on August 5, 2022, and incorporated herein by reference.
(16)	Filed as an exhibit to HomeStreet’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 12, 2021, and incorporated herein by reference.
(17)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
†	Certain portions of this exhibit constitute confidential information and have been redacted in accordance with Regulation S-K, Item 601(b)(10).
††	Instruments with respect to any other long-term debt of HomeStreet, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of HomeStreet, Inc. and its subsidiaries on a consolidated basis. HomeStreet, Inc. hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
*	Management contract or compensation plan or arrangement.

Item 16 Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 3, 2023.

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

Signature	Title	Date

/s/ Mark K. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2023
Mark K. Mason, Chairman

/s/John M. Michel	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2023
John M. Michel

/s/ Mark R. Patterson	Lead Independent Director	March 3, 2023
Mark R. Patterson

/s/ Scott M. Boggs	Director	March 3, 2023
Scott M. Boggs

/s/ Sandra A. Cavanaugh	Director	March 3, 2023
Sandra A. Cavanaugh

/s/ Jeffrey D. Green	Director	March 3, 2023
Jeffrey D. Green

/s/ Joanne Harrell	Director	March 3, 2023
Joanne Harrell

/s/ James R. Mitchell Jr.	Director	March 3, 2023
James R. Mitchell Jr.

/s/ Nancy D. Pellegrino	Director	March 3, 2023
Nancy D. Pellegrino

/s/ Douglas I. Smith	Director	March 3, 2023
Douglas I. Smith