Form 10-Q
period 2023-03-31
HomeStreet, Inc.
filed 2023-05-10
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
OR
☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission file number: 001-35424
________________________________
HOMESTREET, INC.
(Exact Name of Registrant as Specified in its Charter)
91-0186600

Washington	91-0186600
(State of Incorporation)	(I.R.S. Employer Identification Number)
601 Union Street, Suite 2000
Seattle, Washington 98101	98101
(Address of principal executive offices)	(Zip Code)
(206) 623-3050
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HMST	Nasdaq Global Select Market
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
Yes ☐  No ☒
The number of outstanding shares of the registrant's common stock as of May 5, 2023 was 18,774,649.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$377,031	$72,828
Investment securities	1,477,004	1,400,212
Loans held for sale ("LHFS")	24,253	17,327
Loans held for investment ("LHFI") (net of allowance for credit losses of $41,500 and $41,500)	7,444,882	7,384,820
Mortgage servicing rights ("MSRs")	109,540	111,873
Premises and equipment, net	55,333	51,172
Other real estate owned ("OREO")	1,839	1,839
Goodwill and other intangible assets	51,862	29,980
Other assets	317,145	294,709
Total assets	$9,858,889	$9,364,760
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$7,056,603	$7,451,919
Borrowings	1,878,000	1,016,000
Long-term debt	224,492	224,404
Accounts payable and other liabilities	124,800	110,290
Total liabilities	9,283,895	8,802,613
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares; issued and outstanding, 18,767,811 shares and 18,730,380 shares	227,293	226,592
Retained earnings	433,459	435,085
Accumulated other comprehensive income (loss)	(85,758)	(99,530)
Total shareholders' equity	574,994	562,147
Total liabilities and shareholders' equity	$9,858,889	$9,364,760
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended March 31,
(in thousands, except share and per share data)	2023	2022

Interest income:
Loans	$82,538	$52,954
Investment securities	12,763	5,966
Cash, Fed Funds and other	1,750	108
Total interest income	97,051	59,028
Interest expense:
Deposits	29,370	2,284
Borrowings	18,305	2,198
Total interest expense	47,675	4,482
Net interest income	49,376	54,546
Provision for credit losses	593	(9,000)
Net interest income after provision for credit losses	48,783	63,546
Noninterest income:
Net gain on loan origination and sale activities	2,410	8,274
Loan servicing income	3,039	3,304
Deposit fees	2,658	2,075
Other	2,083	1,905
Total noninterest income	10,190	15,558
Noninterest expense:
Compensation and benefits	29,253	32,031
Information services	7,145	7,062
Occupancy	5,738	6,365
General, administrative and other	10,355	9,015
Total noninterest expense	52,491	54,473
Income before income taxes	6,482	24,631
Income tax expense	1,424	4,680
Net income	$5,058	$19,951

Net income per share:
Basic	$0.27	$1.02
Diluted	0.27	1.01
Weighted average shares outstanding:
Basic	18,755,453	19,585,753
Diluted	18,771,899	19,791,913

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2023	2022

Net income	$5,058	$19,951
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	17,375	(68,187)
Reclassification for net (gains) losses included in income	(3)	(71)
Other comprehensive income (loss) before tax	17,372	(68,258)
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	3,601	(16,172)
Reclassification for net (gains) losses included in income	(1)	(17)
Total	3,600	(16,189)
Other comprehensive income (loss)	13,772	(52,069)
Total comprehensive income (loss)	$18,830	$(32,118)
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended March 31, 2022
Balance, December 31, 2021	20,085,336	$249,856	$444,343	$21,140	$715,339
Net income	—	—	19,951	—	19,951
Share-based compensation expense	—	1,076	—	—	1,076
Common stock issued - Stock grants	104,840	—	—	—	—
Other comprehensive income (loss)	—	—	—	(52,069)	(52,069)
Dividends declared on common stock ($0.35 per share)	—	—	(7,164)	—	(7,164)
Common stock repurchased	(1,489,640)	(27,214)	(48,688)	—	(75,902)
Balance, March 31, 2022	18,700,536	$223,718	$408,442	$(30,929)	$601,231

For the quarter ended March 31, 2023
Balance, December 31, 2022	18,730,380	$226,592	$435,085	$(99,530)	$562,147
Net income	—	—	5,058	—	5,058
Share-based compensation expense	—	1,016	—	—	1,016
Common stock issued - Stock grants	50,426	—	—	—	—
Other comprehensive income (loss)	—	—	—	13,772	13,772
Dividends declared on common stock ($0.35 per share)	—	—	(6,684)	—	(6,684)
Common stock repurchased	(12,995)	(315)	—	—	(315)
Balance, March 31, 2023	18,767,811	$227,293	$433,459	$(85,758)	$574,994

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,058	$19,951
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	593	(9,000)
Depreciation and amortization, premises and equipment	1,879	2,593
Amortization of premiums and discounts: investment securities, deposits, debt	49	999
Operating leases: excess of payments over amortization	(860)	(1,096)
Amortization of finance leases	126	143
Amortization of core deposit intangibles	588	245
Amortization of deferred loan fees and costs	(189)	(322)
Share-based compensation expense	1,016	1,076
Deferred income tax expense (benefit)	(4,034)	5,363
Origination of LHFS	(78,908)	(252,102)
Proceeds from sale of LHFS	72,566	372,464
Net fair value adjustment and gain on sale of LHFS	(584)	3,348
Origination of MSRs	(756)	(5,492)
Change in fair value of MSRs	1,995	(6,878)
Amortization of servicing rights	1,554	1,712
Net change in trading securities	(43,045)	(19,313)
(Increase) decrease in other assets	2,824	5,972
Increase (decrease) in accounts payable and other liabilities	(11,462)	4,226
Net cash provided by (used in) operating activities	(51,590)	123,889
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(53,232)	(161,016)
Proceeds from sale of investment securities	4,693	962
Principal payments on investment securities	32,445	34,129
Proceeds from sale of OREO	—	952
Net increase in LHFI	(39,408)	(328,288)
Purchase of premises and equipment	(855)	(1,444)
Net cash received from acquisition of branches	349,111	—
Proceeds from sale of Federal Home Loan Bank stock	34,840	16,003
Purchases of Federal Home Loan Bank stock	(58,726)	(25,238)
Net cash provided by (used in) investing activities	268,868	(463,940)

	Quarter Ended March 31,
(in thousands)	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	(768,262)	100,973
Changes in short-term borrowings, net	562,000	232,000
Proceeds from other long-term borrowings	300,000	—
Proceeds from debt issuance, net	—	98,035
Repayment of finance lease principal	(129)	(145)
Repurchases of common stock	—	(75,000)
Dividends paid on common stock	(6,684)	(7,164)
Net cash provided by financing activities	86,925	348,699
Net increase (decrease) in cash and cash equivalents	304,203	8,648
Cash and cash equivalents, beginning of year	72,828	65,214
Cash and cash equivalents, end of period	$377,031	$73,862
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$47,775	$2,691
Federal and state income taxes	—	4
Non-cash activities:
Increase in lease assets and lease liabilities	1,031	2,053
Loans transferred from LHFI to LHFS, net	—	6,731
Ginnie Mae loans derecognized with the right to repurchase, net	1,235	2,402
Repurchase of common stock-award shares	315	902
Acquisition:
Loans acquired	20,803	—
Premises and equipment and other assets	5,819	—
Liabilities assumed	373,547	—
Goodwill and other intangibles	22,470	—
See accompanying notes to consolidated financial statements

HomeStreet, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc., a State of Washington corporation organized in 1921 (the "Corporation"), is a Washington-based diversified financial services holding company whose operations are primarily conducted through its wholly owned subsidiaries (collectively the "Company") HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank"), and the Bank's subsidiaries, Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC, and Union Street Holdings LLC. The Company is principally engaged in commercial banking, mortgage banking and consumer/retail banking activities serving customers primarily in the Western United States.

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

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report on Form 10-K"), filed with the U.S. Securities and Exchange Commission ("SEC").

Branch Acquisition

On February 10, 2023, the Company completed its acquisition of three branches in southern California, whereby we assumed approximately $373 million in deposits and purchased approximately $21 million in loans. The application of the acquisition method of accounting resulted in recording goodwill of $12 million and a core deposit intangible of $11 million.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326). The amendments in this ASU eliminate the accounting guidance for Troubled Debt Restructuring ("TDRs") by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower experiences financial difficulty. In addition, the amendments require that an entity disclose current period gross charge-offs by year of origination in a vintage table. We prospectively adopted the portion of ASU No. 2022-02 with respect to amendments about TDRs and related disclosure enhancements as of January 1, 2022. This adoption did not have a material impact on the Company’s financial position or results of operations. We prospectively adopted the vintage table disclosure requirement of ASU 2022-02 on January 1, 2023, which did not have a material impact on the Company's financial position or results of operations.

In March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. ASU 2023-02 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2–INVESTMENT SECURITIES:
The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At March 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$209,773	$62	$(9,177)	$200,658
Commercial	62,567	—	(8,337)	54,230
Collateralized mortgage obligations ("CMOs"):
Residential	587,455	56	(34,277)	553,234
Commercial	76,777	—	(6,000)	70,777
Municipal bonds	462,261	294	(48,897)	413,658
Corporate debt securities	45,835	—	(4,533)	41,302
U.S. Treasury securities	22,920	—	(2,601)	20,319
Agency debentures	58,539	—	(180)	58,359
Total	$1,526,127	$412	$(114,002)	$1,412,537

HTM
Municipal bonds	$2,423	$—	$(36)	$2,387

	At December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$207,445	$—	$(10,183)	$197,262
Commercial	65,411	—	(9,362)	56,049
CMOs:
Residential	592,449	12	(39,422)	553,039
Commercial	77,909	—	(7,390)	70,519
Municipal bonds	469,346	41	(57,839)	411,548
Corporate debt securities	46,672	74	(3,801)	42,945
U.S. Treasury securities	23,005	—	(3,071)	19,934
Agency debentures	27,499	8	(29)	27,478
Total	$1,509,736	$135	$(131,097)	$1,378,774

HTM
Municipal bonds	$2,441	$—	$(56)	$2,385

At March 31, 2023, and December 31, 2022, the Company held $62 million and $19 million, respectively, of trading securities, consisting of US Treasury notes used as economic hedges of our mortgage servicing rights, which are carried at fair value and included as investment securities on the balance sheet. For the quarters ended March 31, 2023 and 2022, net gains of $0.6 million and net losses of $0.7 million on trading securities, respectively, were recorded in servicing income.

MBS and CMOs represent securities issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2023 and December 31, 2022, substantially all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon nationally recognized statistical rating organizations where available and, where not available, based upon internal ratings.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At March 31, 2023
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(6,312)	$168,313	$(2,865)	$22,732	$(9,177)	$191,045
Commercial	(194)	3,226	(8,143)	50,990	(8,337)	54,216
CMOs:
Residential	(8,414)	342,128	(25,863)	184,686	(34,277)	526,814
Commercial	(146)	9,071	(5,854)	61,707	(6,000)	70,778
Municipal bonds	(1,825)	52,931	(47,072)	326,987	(48,897)	379,918
Corporate debt securities	(1,550)	27,813	(2,983)	13,489	(4,533)	41,302
U.S. Treasury securities	—	—	(2,601)	20,319	(2,601)	20,319
Agency debentures	(180)	58,359	—	—	(180)	58,359
Total	$(18,621)	$661,841	$(95,381)	$680,910	$(114,002)	$1,342,751
HTM
Municipal bonds	$(36)	$2,387	$—	$—	$(36)	$2,387

	At December 31, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(8,845)	$191,398	$(1,338)	$5,763	$(10,183)	$197,161
Commercial	(5,729)	41,416	(3,633)	14,619	(9,362)	56,035
CMOs:
Residential	(27,789)	498,333	(11,633)	45,689	(39,422)	544,022
Commercial	(4,787)	56,671	(2,603)	13,848	(7,390)	70,519
Municipal bonds	(44,513)	350,918	(13,326)	46,377	(57,839)	397,295
Corporate debt securities	(3,801)	32,871	—	—	(3,801)	32,871
U.S. Treasury securities	—	—	(3,071)	19,934	(3,071)	19,934
Agency debentures	(29)	15,970	—	—	(29)	15,970
Total	$(95,493)	$1,187,577	$(35,604)	$146,230	$(131,097)	$1,333,807
HTM
Municipal bonds	$(56)	$2,385	$—	$—	$(56)	$2,385

The Company has evaluated AFS securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of March 31, 2023 or December 31, 2022. In addition, as of March 31, 2023 and December 31, 2022, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield:

	At March 31, 2023
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$3,763	2.02%	$52,312	3.13%	$357,583	2.73%	$413,658	2.78%
Corporate debt securities	4,500	3.49%	9,989	5.99%	26,813	4.12%	—	—%	41,302	4.47%
U.S. Treasury securities	—	—%	—	—%	20,319	1.14%	—	—%	20,319	1.14%
Agency debentures	15,472	4.74%	42,887	5.12%	—	—%	—	—%	58,359	5.02%
Total	$19,972	4.45%	$56,639	5.05%	$99,444	3.00%	$357,583	2.73%	$533,638	3.07%

HTM
Municipal bonds	$—	—%	$2,387	1.84%	$—	—%	$—	—%	$2,387	1.84%

	At December 31, 2022
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$3,644	1.96%	$38,977	3.04%	$368,927	2.83%	$411,548	2.84%
Corporate debt securities	—	—%	15,342	5.13%	27,603	4.25%	—	—%	42,945	4.54%
U.S. Treasury securities	—	—%	—	—%	19,934	1.11%	—	—%	19,934	1.11%
Agency debentures	10,485	4.74%	16,993	4.94%	—	—%	—	—%	27,478	4.86%
Total	$10,485	4.74%	$35,979	4.69%	$86,514	2.97%	$368,927	2.83%	$501,905	3.01%

HTM
Municipal bonds	$—	—%	$2,385	2.04%	$—	—%	$—	—%	$2,385	2.04%

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of March 31, 2023 and December 31, 2022 was 3.15% and 3.08%, respectively.

Sales of AFS investment securities were as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022

Proceeds	$4,693	$962
Gross gains	3	71
Gross losses	—	—

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At March 31, 2023	At December 31, 2022

Federal Reserve Bank to secure borrowings	$315,244	$—
Washington, Oregon and California to secure public deposits	203,201	212,806
Other securities pledged	1,519	2,011
Total securities pledged as collateral	$519,964	$214,817

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $2.8 million and $2.7 million for the quarters ended March 31, 2023 and 2022, respectively.

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

(in thousands)	At March 31, 2023	At December 31, 2022

CRE
Non-owner occupied CRE	$652,284	$658,085
Multifamily	3,975,654	3,975,754
Construction/land development	607,559	627,663
Total	5,235,497	5,261,502
Commercial and industrial loans
Owner occupied CRE	438,147	443,363
Commercial business	392,837	359,747
Total	830,984	803,110
Consumer loans
Single family	1,057,579	1,009,001
Home equity and other	362,322	352,707
Total (1)	1,419,901	1,361,708
Total LHFI	7,486,382	7,426,320
Allowance for credit losses ("ACL")	(41,500)	(41,500)
Total LHFI less ACL	$7,444,882	$7,384,820
(1)    Includes $5.2 million and $5.9 million at March 31, 2023 and December 31, 2022, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Loans totaling $5.7 billion and $5.2 billion at March 31, 2023 and December 31, 2022, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $562 million and $497 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure borrowings from the Federal Reserve Bank of San Francisco ("FRBSF").

Credit Risk Concentrations

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At March 31, 2023, single family and multifamily loans in the state of Washington and California, represented 10% and 36% of the total LHFI portfolio, respectively. At December 31, 2022, multifamily loans in the state of California represented 36% of the total LHFI portfolio.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
During the first quarter of 2023, the historical expected loss rates increased from December 31, 2022 due to product mix risk composition changes. During the first quarter of 2023, the qualitative factors decreased due to the continued favorable performance of our loan portfolio. As of March 31, 2023, the Bank expects deterioration in collateral values and economic conditions over the two-year forecast period in the markets in which it operates.
In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $2.2 million at both March 31, 2023 and December 31, 2022.

The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $27.6 million and $26.9 million at March 31, 2023 and December 31, 2022, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022

Beginning balance	$41,500	$47,123
Provision for credit losses	589	(9,223)
Net (charge-offs) recoveries	(589)	44
Ending balance	$41,500	$37,944

Allowance for unfunded commitments:
Beginning balance	$2,197	$2,404
Provision for credit losses	4	223
Ending balance	$2,201	$2,627

Provision for credit losses:
Allowance for credit losses - loans	$589	$(9,223)
Allowance for unfunded commitments	4	223
Total	$593	$(9,000)

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows:

	Quarter Ended March 31, 2023
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,102	$—	$—	$506	$2,608
Multifamily	10,974	—	—	(1,187)	9,787
Construction/land development
Multifamily construction	998	—	—	347	1,345
CRE construction	196	—	—	8	204
Single family construction	12,418	—	—	107	12,525
Single family construction to permanent	1,171	—	—	40	1,211
Total	27,859	—	—	(179)	27,680
Commercial and industrial loans
Owner occupied CRE	1,030	—	—	(120)	910
Commercial business	3,247	(633)	24	778	3,416
Total	4,277	(633)	24	658	4,326
Consumer loans
Single family	5,610	—	15	179	5,804
Home equity and other	3,754	(50)	55	(69)	3,690
Total	9,364	(50)	70	110	9,494
Total ACL	$41,500	$(683)	$94	$589	$41,500

	Quarter Ended March 31, 2022
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$7,509	$—	$—	$(5,215)	$2,294
Multifamily	5,854	—	—	2,573	8,427
Construction/land development
Multifamily construction	507	—	—	(51)	456
CRE construction	150	—	—	34	184
Single family construction	6,411	—	—	1,324	7,735
Single family construction to permanent	1,055	—	—	(65)	990
Total	21,486	—	—	(1,400)	20,086
Commercial and industrial loans
Owner occupied CRE	5,006	—	—	(1,470)	3,536
Commercial business	12,273	(11)	24	(5,376)	6,910
Total	17,279	(11)	24	(6,846)	10,446
Consumer loans
Single family	4,394	—	4	(636)	3,762
Home equity and other	3,964	(33)	60	(341)	3,650
Total	8,358	(33)	64	(977)	7,412
Total ACL	$47,123	$(44)	$88	$(9,223)	$37,944

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status.

	At March 31, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$1,542	$68,246	$68,280	$41,870	$138,583	$302,871	$1,122	$—	$622,514
Special Mention	—	—	—	—	—	29,332	—	—	29,332
Substandard	—	—	—	—	438	—	—	—	438
Total	1,542	68,246	68,280	41,870	139,021	332,203	1,122	—	652,284
Multifamily
Pass	15,923	1,826,992	1,159,589	522,497	238,448	197,486	—	—	3,960,935
Special Mention	—	—	—	4,892	2,366	7,461	—	—	14,719
Substandard	—	—	—	—	—	—	—	—	—
Total	15,923	1,826,992	1,159,589	527,389	240,814	204,947	—	—	3,975,654
Multifamily construction
Pass	(222)	23,795	71,396	14,164	—	—	—	—	109,133
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	(222)	23,795	71,396	14,164	—	—	—	—	109,133
CRE construction
Pass	—	1,713	14,416	3,958	—	—	—	—	20,087
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	—	1,713	14,416	3,958	—	—	—	—	20,087
Single family construction
Pass	22,174	140,812	30,374	10,748	—	74	117,718	—	321,900
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	5,732	—	—	—	—	—	5,732
Total	22,174	140,812	36,106	10,748	—	74	117,718	—	327,632
Single family construction to permanent
Current	3,874	84,818	54,059	5,253	2,186	517	—	—	150,707
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	3,874	84,818	54,059	5,253	2,186	517	—	—	150,707
Owner occupied CRE
Pass	3,908	69,709	51,178	42,620	70,651	176,851	2	1,085	416,004
Special Mention	—	1,506	737	—	—	12,915	—	—	15,158
Substandard	—	—	—	—	—	6,985	—	—	6,985
Total	3,908	71,215	51,915	42,620	70,651	196,751	2	1,085	438,147
Commercial business
Pass	15,698	53,476	38,338	45,115	17,838	30,257	152,482	1,743	354,947
Special Mention	—	11,612	3,650	—	3,765	3,093	1,935	190	24,245
Substandard	—	—	996	2,551	3,955	4,589	1,462	92	13,645
Total	15,698	65,088	42,984	47,666	25,558	37,939	155,879	2,025	392,837
Total commercial portfolio	$62,897	$2,282,679	$1,498,745	$693,668	$478,230	$772,431	$274,721	$3,110	$6,066,481

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At March 31, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$7,309	$283,042	$283,329	$156,430	$48,645	$272,582	$—	$—	$1,051,337
Past due:
30-59 days	—	—	—	—	545	2,020	—	—	2,565
60-89 days	—	—	—	—	—	539	—	—	539
90+ days	—	—	—	—	290	2,848	—	—	3,138
Total	7,309	283,042	283,329	156,430	49,480	277,989	—	—	1,057,579
Home equity and other
Current	542	3,693	601	197	114	1,788	346,770	7,379	361,084
Past due:
30-59 days	—	10	—	—	—	—	620	58	688
60-89 days	—	28	7	—	—	—	53	8	96
90+ days	—	32	—	—	—	25	387	10	454
Total	542	3,763	608	197	114	1,813	347,830	7,455	362,322
Total consumer portfolio (1)	$7,851	$286,805	$283,937	$156,627	$49,594	$279,802	$347,830	$7,455	$1,419,901
Total LHFI	$70,748	$2,569,484	$1,782,682	$850,295	$527,824	$1,052,233	$622,551	$10,565	$7,486,382

(1)    Includes $5.2 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status:

	At December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$68,301	$68,356	$42,181	$139,760	$87,197	$242,544	$2,016	$786	$651,141
Special Mention	—	—	—	—	2,702	4,242	—	—	6,944
Substandard	—	—	—	—	—	—	—	—	—
Total	68,301	68,356	42,181	139,760	89,899	246,786	2,016	786	658,085
Multifamily
Pass	1,828,568	1,165,434	528,077	221,974	59,340	140,126	—	—	3,943,519
Special Mention	—	—	4,893	19,834	—	7,508	—	—	32,235
Substandard	—	—	—	—	—	—	—	—	—
Total	1,828,568	1,165,434	532,970	241,808	59,340	147,634	—	—	3,975,754
Multifamily construction
Pass	18,110	63,394	13,613	—	—	—	—	—	95,117
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	18,110	63,394	13,613	—	—	—	—	—	95,117
CRE construction
Pass	341	14,348	3,960	—	—	305	—	—	18,954
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	341	14,348	3,960	—	—	305	—	—	18,954
Single family construction
Pass	149,133	50,936	24,807	519	—	74	123,303	—	348,772
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	6,782	—	—	—	—	—	—	6,782
Total	149,133	57,718	24,807	519	—	74	123,303	—	355,554
Single family construction to permanent
Current	66,034	76,814	11,128	3,268	794	—	—	—	158,038
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	66,034	76,814	11,128	3,268	794	—	—	—	158,038
Owner occupied CRE
Pass	70,192	51,919	44,778	71,652	36,457	139,691	3	1,104	415,796
Special Mention	—	743	—	—	6,179	13,485	—	—	20,407
Substandard	—	—	—	—	2,149	5,011	—	—	7,160
Total	70,192	52,662	44,778	71,652	44,785	158,187	3	1,104	443,363
Commercial business
Pass	65,566	42,921	45,940	18,594	13,548	18,779	130,427	2,041	337,816
Special Mention	—	612	—	3,577	9	3,444	403	—	8,045
Substandard	—	338	2,638	4,449	2,591	2,206	1,563	101	13,886
Total	65,566	43,871	48,578	26,620	16,148	24,429	132,393	2,142	359,747
Total commercial portfolio	$2,266,245	$1,542,597	$722,015	$483,627	$210,966	$577,415	$257,715	$4,032	$6,064,612

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	2017 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$273,786	$253,937	$152,773	$49,302	$43,511	$231,277	$—	$—	$1,004,586
Past due:
30-59 days	—	—	—	—	340	2,113	—	—	2,453
60-89 days	—	—	—	—	—	258	—	—	258
90+ days	—	—	—	290	273	1,141	—	—	1,704
Total	273,786	253,937	152,773	49,592	44,124	234,789	—	—	1,009,001
Home equity and other
Current	4,156	692	220	150	72	1,593	340,567	4,017	351,467
Past due:
30-59 days	—	6	—	—	—	9	446	—	461
60-89 days	6	24	—	—	—	48	517	—	595
90+ days	—	—	—	—	—	151	33	—	184
Total	4,162	722	220	150	72	1,801	341,563	4,017	352,707
Total consumer portfolio (1)	$277,948	$254,659	$152,993	$49,742	$44,196	$236,590	$341,563	$4,017	$1,361,708
Total LHFI	$2,544,193	$1,797,256	$875,008	$533,369	$255,162	$814,005	$599,278	$8,049	$7,426,320
(1)    Includes $5.9 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

The following table presents a vintage analysis of the commercial and consumer portfolio segment by loan sub-class and gross charge-offs:

	At March 31, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$(174)	$—	$(459)	$—	$—	$—	$(633)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(6)	(13)	—	—	—	(31)	—	(50)
Total LHFI	$—	$(6)	$(187)	$—	$(459)	$—	$(31)	$—	$(683)

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At March 31, 2023
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$972	$—	$2,696	$—	$3,668
Commercial business	1	3,178	562	777	4,518
Total	973	3,178	3,258	777	8,186
Consumer loans
Single family	—	847	—	—	847
Total	—	847	—	—	847
Total collateral-dependent loans	$973	$4,025	$3,258	$777	$9,033

	At December 31, 2022
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,111	$—	$1,410	$—	$2,521
Commercial business	62	3,186	562	—	3,810
Total collateral-dependent loans	1,173	3,186	1,972	—	6,331
Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At March 31, 2023		At December 31, 2022
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

Commercial and industrial loans
Owner occupied CRE	$3,668	$3,668	$2,521	$2,521
Commercial business	4,518	4,518	785	4,269
Total	8,186	8,186	3,306	6,790
Consumer loans
Single family	1,071	3,999	332	2,584
Home equity and other	3	862	3	681
Total	1,074	4,861	335	3,265
Total nonaccrual loans	$9,260	$13,047	$3,641	$10,055

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At March 31, 2023
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$652,284	$652,284
Multifamily	—	—	—		—	—	3,975,654	3,975,654
Construction/land development
Multifamily construction	—	—	—		—	—	109,133	109,133
CRE construction	—	—	—		—	—	20,087	20,087
Single family construction	—	—	5,732		—	5,732	321,900	327,632
Single family construction to permanent	—	—	—		—	—	150,707	150,707
Total	—	—	5,732		—	5,732	5,229,765	5,235,497
Commercial and industrial loans
Owner occupied CRE	—	—	—		3,668	3,668	434,479	438,147
Commercial business	50	—	—		4,518	4,568	388,269	392,837
Total	50	—	—		8,186	8,236	822,748	830,984
Consumer loans
Single family	4,105	1,856	5,527	(2)	3,999	15,487	1,042,092	1,057,579
Home equity and other	689	43	—		862	1,594	360,728	362,322
Total	4,794	1,899	5,527		4,861	17,081	1,402,820	1,419,901	(3)
Total loans	$4,844	$1,899	$11,259		$13,047	$31,049	$7,455,333	$7,486,382
%	0.06%	0.03%	0.15%		0.17%	0.41%	99.59%	100.00%

	At December 31, 2022
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$658,085	$658,085
Multifamily	—	—	—		—	—	3,975,754	3,975,754
Construction/land development
Multifamily construction	—	—	—		—	—	95,117	95,117
CRE construction	—	—	—		—	—	18,954	18,954
Single family construction	—	—	—		—	—	355,554	355,554
Single family construction to permanent	—	—	—		—	—	158,038	158,038
Total	—	—	—		—	—	5,261,502	5,261,502
Commercial and industrial loans
Owner occupied CRE	—	—	—		2,521	2,521	440,842	443,363
Commercial business	—	—	—		4,269	4,269	355,478	359,747
Total	—	—	—		6,790	6,790	796,320	803,110
Consumer loans
Single family	4,556	1,724	4,372	(2)	2,584	13,236	995,765	1,009,001
Home equity and other	267	296	—		681	1,244	351,463	352,707
Total	4,823	2,020	4,372		3,265	14,480	1,347,228	1,361,708	(3)
Total loans	$4,823	$2,020	$4,372		$10,055	$21,270	$7,405,050	$7,426,320
%	0.06%	0.03%	0.06%		0.14%	0.29%	99.71%	100.00%

(1)     Includes loans whose repayments are insured by the FHA or guaranteed by the VA or Small Business Administration "SBA" of $12.3 million and $10.6 million at March 31, 2023 and December 31, 2022, respectively.
(2)    FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)     Includes $5.2 million and $5.9 million of loans at March 31, 2023 and December 31, 2022, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.

Loan Modifications

The Company provides modifications to borrowers experiencing financial difficulty ("MFDB"), which may include delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications in the quarters ended March 31, 2023 and 2022 did not have a material impact on the ACL. The following tables provide information related to loans modified during the quarters ended March 31, 2023 and 2022 to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Significant Payment Delay
	Quarter Ended March 31, 2023		Quarter Ended March 31, 2022
(in thousands, except percentage)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$—	—%	$153	0.02%

	Term Extension
	Quarter Ended March 31, 2023		Quarter Ended March 31, 2022
(in thousands, except percentage)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$—	—%	$37	—%

	Interest Rate Reduction and Term Extension
	Quarter Ended March 31, 2023		Quarter Ended March 31, 2022
(in thousands, except percentage)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$—	—%	$1,110	0.15%

	Significant Payment Delay and Term Extension
	Quarter Ended March 31, 2023		Quarter Ended March 31, 2022
(in thousands, except percentage)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$179	0.02%	$6,397	0.84%
Home equity and other	—	—%	52	0.02%

	Interest Rate Reduction, Significant Payment Delay and Term Extension
	Quarter Ended March 31, 2023		Quarter Ended March 31, 2022
(in thousands, except percentage)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$—	—%	$5,762	0.76%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Interest Rate Reduction
	Quarter Ended March 31, 2023	Quarter Ended March 31, 2022
Single family	—	Reduced weighted-average contractual interest rate from 4.28% to 3.25%.

Significant Payment Delay
	Quarter Ended March 31, 2023	Quarter Ended March 31, 2022
Single Family	Provided payment deferrals to borrowers. A weighted average 2.6% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.3% of loan balances were capitalized and added to the remaining term of the loan.
Home equity and other	—	Provided payment deferrals to borrowers. A weighted average 6.3% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
	Quarter Ended March 31, 2023	Quarter Ended March 31, 2022
Single family	Added a weighted average 14.2 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 3.2 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Home equity and other	—	Added a weighted average 16.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table depicts the payment status of loans that were MFDBs on or after January 1, 2022 through December 31, 2022:

	Payment Status (Amortized Cost Basis) at March 31, 2023
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial business	$1,355	$—	$—
Single family	19,006	1,746	1,627
Home equity and other	119	—	—
Total	$20,480	$1,746	$1,627
The following tables provide the amortized cost basis as of March 31, 2023 of MFDBs on or after January 1, 2022 through December 31, 2022 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted Quarter Ended March 31, 2023
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Single family	$—	$—	$—	$2,030	$623

NOTE 4–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At March 31, 2023		At December 31, 2022
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,479,428	—%	$1,399,912	—%
Interest bearing:
Interest-bearing demand deposits	496,504	0.34%	466,490	0.10%
Savings	323,373	0.06%	258,977	0.06%
Money market	2,097,055	1.52%	2,383,209	1.22%
Certificates of deposit	2,660,243	3.49%	2,943,331	3.07%
Total interest bearing deposits	5,577,175	2.28%	6,052,007	1.98%
Total deposits	$7,056,603	1.79%	$7,451,919	1.61%

Certificates of deposit outstanding mature as follows:

(in thousands)	March 31, 2023

Within one year	$2,143,208
One to two years	489,105
Two to three years	15,066
Three to four years	5,202
Four to five years	7,500
Thereafter	162
Total	$2,660,243

The aggregate amount of certificate of deposits in denominations of more than the FDIC limit of $250 thousand at March 31, 2023 and December 31, 2022 were $186 million and $189 million, respectively. There were $885 million and $1.4 billion of brokered deposits at March 31, 2023 and December 31, 2022, respectively.

NOTE 5–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives, which are included in other assets or accounts payable and other liabilities on the consolidated balance sheet, consist of the following:

	At March 31, 2023
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$89,850	$229	$(326)
Interest rate lock commitments	37,557	398	(36)
Interest rate swaps	239,558	10,704	(10,705)
Futures	7,400	34	—
Options	58,000	503	—
Total derivatives before netting	$432,365	11,868	(11,067)
Netting adjustment/Cash collateral (1)		(10,801)	(239)
Carrying value on consolidated balance sheet		$1,067	$(11,306)

	At December 31, 2022
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$51,252	$293	$(151)
Interest rate lock commitments	17,463	141	(36)
Interest rate swaps	236,533	13,093	(13,093)
Futures	23,000	18	—
Options	$14,000	218	—
Total derivatives before netting	$342,248	$13,763	$(13,280)
Netting adjustment/Cash collateral (1)		(12,870)	101
Carrying value on consolidated balance sheet		$893	$(13,179)
(1)    Includes net cash collateral received of $11.0 million and $12.8 million at March 31, 2023 and December 31, 2022, respectively.

The following table presents gross fair value and net carrying value information for derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At March 31, 2023
Derivative assets	$11,868	$(10,801)	$1,067
Derivative liabilities	(11,067)	(239)	(11,306)
At December 31, 2022
Derivative assets	$13,763	$(12,870)	$893
Derivative liabilities	(13,280)	101	(13,179)
(1)    Includes net cash collateral received of $11.0 million and received of $12.8 million at March 31, 2023 and December 31, 2022, respectively.
The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in other assets. Payables related to cash collateral that has been received from counterparties are included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At March 31, 2023 and December 31, 2022, the Company had liabilities of $11.0 million and $12.8 million, respectively, in cash collateral received from counterparties and receivables of $0.03 million and $0.03 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2023	2022

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$78	$4,613
Loan servicing income (loss) (2)	(730)	(9,439)
Other (3)	(1)	159
(1)Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of loans held for sale.
(2)Comprised of interest rate swaps, interest rate swaptions, futures, US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers and broker dealer counterparties.

The notional amount of open interest rate swap agreements executed with commercial banking customers and broker dealer counterparties at March 31, 2023 and December 31, 2022 were $240 million and $237 million, respectively.

NOTE 6–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

(in thousands)	At March 31, 2023	At December 31, 2022

Single family	$22,690	$14,075
CRE, multifamily and SBA	1,563	3,252
Total	$24,253	$17,327

Loans sold consisted of the following for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2023	2022

Single family	$63,473	$323,070
CRE, multifamily and SBA	8,750	49,137
Total	$72,223	$372,207

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2023	2022

Single family	$2,218	$6,169
CRE, multifamily and SBA	192	2,105
Total	$2,410	$8,274

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At March 31, 2023	At December 31, 2022

Single family	$5,424,909	$5,436,899
CRE, multifamily and SBA	1,917,154	1,938,484
Total	$7,342,063	$7,375,383

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud.

The following is a summary of changes in the Company's liability for estimated single-family mortgage repurchase losses:

	Quarter Ended March 31,
(in thousands)	2023	2022

Balance, beginning of period	$2,232	$1,312
Additions, net of adjustments (1)	(143)	358
Realized (losses) recoveries, net (2)	(300)	(32)
Balance, end of period	$1,789	$1,638
(1) Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2) Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $2.8 million and $1.6 million were recorded in other assets as of March 31, 2023 and December 31, 2022, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At March 31, 2023 and December 31, 2022, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $5.7 million and $6.9 million, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2023	2022

Servicing income, net:
Servicing fees and other	$6,669	$8,321
Amortization of single family MSRs (1)	(1,684)	(3,425)
Amortization of multifamily and SBA MSRs	(1,554)	(1,712)
Total	3,431	3,184
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	(311)	10,303
Net gain (loss) from economic hedging	(81)	(10,183)
Total	(392)	120
Loan servicing income	$3,039	$3,304
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022

Beginning balance	$76,617	$61,584
Additions and amortization:
Originations	619	3,916
Purchases	460	—
Amortization (1)	(1,684)	(3,425)
Net additions and amortization	(605)	491
Changes in fair value assumptions (2)	(311)	10,303
Ending balance	$75,701	$72,378
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended March 31,
(rates per annum) (1)	2023	2022

Constant prepayment rate ("CPR") (2)	11.20%	9.38%
Discount rate	9.94%	8.34%
(1) Based on a weighted average.
(2) Represents an expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At March 31, 2023		At December 31, 2022
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs	6.34% - 30.01%	6.69%	6.01% - 11.10%	8.19%
Discount Rates	9.33% - 14.95%	10.07%	9.74% - 16.88%	10.66%
(1) Weighted averages of all the inputs within the range.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At March 31, 2023

Fair value of single family MSR	$75,701
Expected weighted-average life (in years)	8.40
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(941)
Impact on fair value of 50 basis points adverse change in interest rates	$(2,148)
Discount rate
Impact on fair value of 100 basis points increase	$(2,000)
Impact on fair value of 200 basis points increase	$(4,984)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022

Beginning balance	$35,256	$39,415
Originations	137	1,576
Amortization	(1,554)	(1,712)
Ending balance	$33,839	$39,279

NOTE 7–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of March 31, 2023 and December 31, 2022, the total unpaid principal balance of loans sold under this program was $1.8 billion. The Company's reserve liability related to this arrangement totaled $0.6 million at both March 31, 2023 and December 31, 2022. There were no actual losses incurred under this arrangement during the quarters ended March 31, 2023 and 2022.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.4 billion at both March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets, of $1.8 million and $2.2 million, respectively.
NOTE 8–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share:

	Quarter Ended March 31,
(in thousands, except share and per share data)	2023	2022

Net income	$5,058	$19,951

Weighted average shares:
Basic weighted-average number of common shares outstanding	18,755,453	19,585,753
Dilutive effect of outstanding common stock equivalents	16,446	206,160
Diluted weighted-average number of common shares outstanding	18,771,899	19,791,913
Net income per share:
Basic earnings per share	$0.27	$1.02
Diluted earnings per share	0.27	1.01
(1) Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the quarter ended March 31, 2023 and 2022 were certain unvested RSUs and PSUs. Based on a weighted average basis, 251,821 and 13,040 unvested stock units convertible into shares of common stock were excluded for the quarters ended March 31, 2023 and 2022, respectively, because their effect would have been anti-dilutive.

NOTE 9–FAIR VALUE MEASUREMENT:

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
Level 3 recurring fair value measurement.
Derivatives
Futures and Options	Fair value is based on closing exchange prices.	Level 1 recurring fair value measurement.
Forward sale commitments Interest rate swaps	Fair value is based on quoted prices for identical or similar instruments, when available. When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

            •       Forward interest rates
	• Interest rate volatilities	Level 2 recurring fair value measurement.
IRLC	The fair value considers several factors including: • Fair value of the underlying loan based on quoted prices in the secondary market, when available. • Value of servicing • Fall-out factor	Level 3 recurring fair value measurement.

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At March 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$62,044	$62,044	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	200,658	—	198,694	1,964
Commercial	54,230	—	54,230	—
Collateralized mortgage obligations:
Residential	553,234	—	553,234	—
Commercial	70,777	—	70,777	—
Municipal bonds	413,658	—	413,658	—
Corporate debt securities	41,302	—	41,236	66
U.S. Treasury securities	20,319	—	20,319	—
Agency debentures	58,359	—	58,359	—
Single family LHFS	22,690	—	22,690	—
Single family LHFI	5,231	—	—	5,231
Single family mortgage servicing rights	75,701	—	—	75,701
Derivatives
Futures	34	34	—	—
Forward sale commitments	229	—	229	—
Options	503	503	—	—
Interest rate lock commitments	398	—	—	398
Interest rate swaps	10,704	—	10,704	—
Total assets	$1,590,071	$62,581	$1,444,130	$83,360
Liabilities:
Derivatives
Forward sale commitments	$326	$—	$326	$—
Interest rate lock commitments	36	—	—	36
Interest rate swaps	10,705	—	10,705	—
Total liabilities	$11,067	$—	$11,031	$36

	At December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$18,997	$18,997	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	197,262	—	195,321	1,941
Commercial	56,049	—	56,049	—
Collateralized mortgage obligations:
Residential	553,039	—	553,039	—
Commercial	70,519	—	70,519	—
Municipal bonds	411,548	—	411,548	—
Corporate debt securities	42,945	—	42,877	68
U.S. Treasury securities	19,934	—	19,934	—
Agency debentures	27,478	—	27,478	—
Single family LHFS	14,075	—	14,075	—
Single family LHFI	5,868	—	—	5,868
Single family mortgage servicing rights	76,617	—	—	76,617
Derivatives
Futures	18	18	—	—
Options	218	218	—
Forward sale commitments	293	—	293	—
Interest rate lock commitments	141	—	—	141
Interest rate swaps	13,093	—	13,093	—
Total assets	$1,508,094	$19,233	$1,404,226	$84,635
Liabilities:
Derivatives
Forward sale commitments	$151	$—	$151	$—
Interest rate lock commitments	36	—	—	36
Interest rate swaps	13,093	—	13,093	—
Total liabilities	$13,280	$—	$13,244	$36

There were no transfers between levels of the fair value hierarchy during the quarters ended March 31, 2023 and 2022.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarters ended March 31, 2023 and 2022, see Note 6, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $5.2 million and $5.9 million at March 31, 2023 and December 31, 2022, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

March 31, 2023
Investment securities AFS	$2,030	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	5,231	Income approach	Implied spread to benchmark interest rate curve	3.18%	5.44%	4.02%
Interest rate lock commitments, net	362	Income approach	Fall-out factor	0.07%	22.60%	9.07%
			Value of servicing	0.59%	1.19%	0.88%
December 31, 2022
Investment securities AFS	$2,009	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	5,868	Income approach	Implied spread to benchmark interest rate curve	2.87%	5.15%	4.14%
Interest rate lock commitments, net	105	Income approach	Fall-out factor	0.10%	17.50%	6.43%
			Value of servicing	0.54%	1.11%	0.95%

We had no LHFS where the fair value was not derived with significant observable inputs at March 31, 2023 and December 31, 2022.

The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Quarter Ended March 31, 2023
Investment securities AFS	$2,009	$—	$—	$(48)	$69	$2,030
Single family LHFI	5,868	—	—	(682)	45	5,231
Quarter Ended March 31, 2022
Investment securities AFS	$2,482	$—	$—	$(48)	$(127)	$2,307
Single family LHFI	7,287	—	—	—	(306)	6,981
(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended March 31,
(in thousands)	2023	2022

Beginning balance, net	$105	$2,484
Total realized/unrealized gains (losses)	919	(2,177)
Settlements	(662)	(229)
Ending balance, net	$362	$78

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

The following table presents assets classified as Level 3 that had changes in their recorded fair value for the periods indicated and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value	Total Gains (Losses)

At or for the Quarter Ended March 31, 2023
LHFI (1)	$3,793	$(159)
At or for the Quarter Ended March 31, 2022
LHFI (1)	$904	$10
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At March 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$377,031	$377,031	$377,031	$—	$—
Investment securities HTM	2,423	2,387	—	2,387	—
LHFI	7,439,651	7,150,665	—	—	7,150,665
LHFS – multifamily and other	1,563	1,563	—	1,563	—
Mortgage servicing rights – multifamily and SBA	33,839	38,629	—	—	38,629
Federal Home Loan Bank stock	73,191	73,191	—	73,191	—
Other assets - GNMA EBO loans	5,682	5,682	—	—	5,682
Liabilities:
Certificates of deposit	$2,660,243	$2,634,872	$—	$2,634,872	$—
Borrowings	1,878,000	1,881,721		1,881,721
Long-term debt	224,492	200,770	—	200,770	—

	At December 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$72,828	$72,828	$72,828	$—	$—
Investment securities HTM	2,441	2,385	—	2,385	—
LHFI	7,378,952	6,988,363	—	—	6,988,363
LHFS – multifamily and other	3,252	3,291	—	3,291	—
Mortgage servicing rights – multifamily and SBA	35,256	39,792	—	—	39,792
Federal Home Loan Bank stock	49,305	49,305	—	49,305	—
Other assets-GNMA EBO loans	6,918	6,918	—	—	6,918
Liabilities:
Certificates of deposit	$2,943,331	$2,910,301	$—	$2,910,301	$—
Borrowings	1,016,000	1,014,973	—	1,014,973	—
Long-term debt	224,404	202,338	—	202,338	—

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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At March 31, 2023			At December 31, 2022
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$22,690	$22,243	$447	$14,075	$13,914	$161

NOTE 10–BORROWINGS:
During the first quarter of 2023, the Company borrowed $300 million from the Federal Reserve Bank (“FRB”) under the Bank Term Funding Program (“BTFP”). The BTFP offers up to one year fixed-rate term borrowings that are prepayable without penalty.

The balances, maturity and rate of the outstanding borrowings from the FHLB and the FRB BTFP were as follows at March 31, 2023:

(dollars in thousands)	Amount	Weighted Average Rate

Within one year	$878,000	4.84%
One to three years	450,000	4.56%
Three through five years	550,000	4.35%
Total	$1,878,000	4.63%

NOTE 11–SUBSEQUENT EVENTS:

On April 24, 2023, the Board authorized a dividend of $0.10 per share, payable on May 24, 2023 to shareholders of record on May 10, 2023.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s 2022 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, long-term value creation, capital management, reduction in volatility, reliability of earnings, net interest margins, provisions and allowances for credit losses, cost reduction initiatives, and restructuring activities constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Many forward-looking statements can be identified as using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will" and "would" and similar expressions (or the negative of these terms). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the risks and uncertainties discussed below and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ significantly from those projected.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation, and expressly disclaim any such obligation to update or clarify any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Except as otherwise noted, references to "we," "our," "us" or "the Company" refer to HomeStreet, Inc. and its subsidiaries that are consolidated for financial reporting purposes. Statements of knowledge, intention or belief reflect those characteristics of our executive management team based on current facts and circumstances.

You may review a copy of this Quarterly Report on Form 10-Q, including exhibits and any schedule filed therewith on the SEC's website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as HomeStreet, Inc., that file electronically with the SEC. Copies of our Securities Exchange Act reports are also available from our investor relations website, http://ir.homestreet.com. Information contained in or linked from our websites is not incorporated into and does not constitute a part of this report.

Critical Accounting Estimates

We have identified two estimates as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses (“ACL”) and the valuation of single family mortgage servicing rights (“MSRs"). Additionally, we identified goodwill as a critical accounting matter in light of recent trends in bank valuations.

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of the loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and losses given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model and assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade for all periods, the amount of the ACL at March 31, 2023 would increase by approximately $8 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

The valuation of MSRs is based on various assumptions which are set forth in Note 6–Mortgage Banking Operations of the financial statements. Note 6 also provides sensitivity analysis based on the assumptions used. The sensitivity analyses are hypothetical and have been provided to indicate the potential impact that changes in assumptions may have on the estimate of the fair value of MSRs.

The Company has goodwill on its books related to acquisitions it has completed, including the acquisition of the three southern California branches in the first quarter of 2023. Our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation may be based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples and discounted cash flows analyses. Future evaluations of goodwill may result in impairment and ensuing write-downs, which could have an adverse effect on our financial condition, results of operations and capital position.

Summary Financial Data

	Quarter Ended
(in thousands, except per share data and FTE data)	March 31, 2023	December 31, 2022	March 31, 2022

Select Income Statement data:
Net interest income	$49,376	$55,687	$54,546
Provision for credit losses	593	3,798	(9,000)
Noninterest income	10,190	9,677	15,558
Noninterest expense	52,491	50,420	54,473
Net income:
Before income taxes	6,482	11,146	24,631
Total	5,058	8,501	19,951
Net income per share - diluted	0.27	0.45	1.01
Select Performance Ratios:
Return on average equity - annualized	3.5%	6.0%	11.6%
Return on average tangible equity - annualized (1)	4.1%	6.4%	12.2%
Return on average assets - annualized	0.22%	0.36%	1.10%
Efficiency ratio (1)	87.2%	76.2%	77.0%
Net interest margin	2.23%	2.53%	3.29%
Other data
Full time equivalent employees	920	913	962
(1)Return on average tangible equity and the efficiency ratio are non-GAAP financial measures. For a reconciliation of return on average tangible equity to the nearest comparable GAAP financial measure and the computation of the efficiency ratio, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of
(in thousands, except share and per share data)	March 31, 2023	December 31, 2022

Selected Balance Sheet Data
Loans held for sale	$24,253	$17,327
Loans held for investment, net	7,444,882	7,384,820
ACL	41,500	41,500
Investment securities	1,477,004	1,400,212
Total assets	9,858,889	9,364,760
Deposits	7,056,603	7,451,919
Borrowings	1,878,000	1,016,000
Long-term debt	224,492	224,404
Total shareholders' equity	574,994	562,147
Other data:
Book value per share	$30.64	$30.01
Tangible book value per share (1)	$27.87	$28.41
Total equity to total assets	5.8%	6.0%
Tangible common equity to tangible assets (1)	5.3%	5.7%
Shares outstanding at period end	18,767,811	18,730,380
Loans to deposit ratio	106.4%	99.9%

Credit Quality:
ACL to total loans (2)	0.56%	0.57%
ACL to nonaccrual loans	318.1%	412.7%
Nonaccrual loans to total loans	0.17%	0.14%
Nonperforming assets to total assets	0.15%	0.13%
Nonperforming assets	$14,886	$11,893
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio	8.47%	8.63%
Total risk-based capital	12.37%	12.59%
Company
Tier 1 leverage ratio	6.92%	7.25%
Total risk-based capital	11.16%	11.53%
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

Current Developments
Our financial results continue to be adversely impacted by increases in short-term interest rates. We have continued to raise new deposits through promotional certificates of deposit and have reduced new loan originations. Additionally, we have focused our new loan origination activity primarily on floating rate products such as commercial loans, residential construction loans and home equity loans.

Our net interest margin decreased in the first quarter due to decreases in lower cost transaction and savings deposits and overall higher funding costs. We expect continued decreases in lower cost deposit accounts as these accounts migrate to higher yielding alternatives, including promotional accounts offered by us. We expect to replace this migration with higher cost promotional deposit accounts or wholesale funding alternatives. As we anticipate these funding cost pressures to continue in the near term, we expect our net interest margin to decline for the remainder of 2023.

On February 10, 2023, we closed our purchase of three branches in southern California, whereby we acquired $373 million in deposits and $21 million in loans and recorded $11 million of core deposit intangibles and $12 million of goodwill. The deposit balances in these branches at the end of March 2023 totaled $322 million.

Management's Overview of the First Quarter 2023 Financial Performance

First Quarter of 2023 Compared to the Fourth Quarter of 2022

General: Our net income and income before taxes were $5.1 million and $6.5 million, respectively, in the first quarter of 2023, as compared to $8.5 million and $11.1 million, respectively, in the fourth quarter of 2022. The $4.7 million decrease in income before taxes was due to lower net interest income and higher noninterest expense, partially offset by a lower provision for credit losses and higher noninterest income.

Income Taxes: Our effective tax rate was 22.0% in the first quarter of 2023 as compared to 23.7% in fourth quarter of 2022 and a statutory rate of 24.4%. Our effective tax rates were lower than our statutory rate due primarily to the benefits of tax advantaged investments. Additionally, because the benefits of our tax advantaged investments were larger in relation to our income before taxes in the first quarter of 2023 as compared to the fourth quarter of 2022, our effective tax rate was lower in the first quarter of 2023.

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

	Quarter Ended
	March 31, 2023			December 31, 2022
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$7,471,456	$82,790	4.44%	$7,368,097	$81,007	4.32%
Investment securities (1)	1,452,137	13,733	3.78%	1,362,861	12,597	3.70%
FHLB Stock, Fed Funds and other	126,891	1,750	5.59%	159,263	1,967	4.88%
Total interest-earning assets	9,050,484	98,273	4.35%	8,890,221	95,571	4.24%
Noninterest-earning assets	480,221			458,175
Total assets	$9,530,705			$9,348,396
Liabilities and shareholders' equity:
Interest-bearing deposits: (2)
Demand deposits	$430,268	$299	0.28%	$475,336	$238	0.20%
Money market and savings	2,555,512	7,353	1.16%	2,740,808	6,832	0.98%
Certificates of deposit	2,715,921	21,718	3.24%	2,010,895	11,445	2.26%
Total	5,701,701	29,370	2.09%	5,227,039	18,515	1.40%
Borrowings:
Borrowings	1,342,347	15,340	4.57%	1,717,042	17,163	3.93%
Long-term debt	224,435	2,965	5.28%	224,345	2,801	4.96%
Total interest-bearing liabilities	7,268,483	47,675	2.64%	7,168,426	38,479	2.12%
Noninterest-bearing liabilities:
Demand deposits (2)	1,511,437			1,510,744
Other liabilities	172,252			103,276
Total liabilities	8,952,172			8,782,446
Shareholders' equity	578,533			565,950
Total liabilities and shareholders' equity	$9,530,705			$9,348,396
Net interest income		$50,598			$57,092
Net interest rate spread			1.71%			2.12%
Net interest margin			2.23%			2.53%

(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.2 million and $1.4 million for the quarter ended March 31, 2023 and December 31, 2022, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 1.65% and 1.09% for the quarter ended March 31, 2023 and December 31, 2022, respectively.

Net interest income was $6.3 million lower in the first quarter of 2023 as compared to the fourth quarter of 2022 primarily due to a decrease in our net interest margin from 2.53% to 2.23%. The decrease in our net interest margin was due to a 52 basis point increase in the cost of interest-bearing liabilities, which was partially offset by a 11 basis point increase in the yield on interest-earning assets. Yields on interest-earning assets increased as the yields on loan originations during the first quarter were higher than the rates of our existing portfolio of loans and yields on adjustable rate loans increased due to increases in the indexes on which their pricing is based. The increase in the rates paid on our interest-bearing liabilities was due to higher deposit costs and higher borrowing costs. Our cost of borrowings increased 64 basis points during the first quarter and our cost of deposits increased 56 basis points. The increases in yields on interest-earning assets and the rates paid on interest-bearing liabilities were due to the significant increases in market interest rates during 2022 and the first quarter of 2023.

Provision for Credit Losses: A $0.6 million provision for credit losses was recorded during the first quarter of 2023 compared to a $3.8 million provision for credit losses in the fourth quarter of 2022. The provision for the first quarter of 2023 was to offset the net charge-offs realized as the overall LHFI portfolio balances only increased $60 million. The provision in the fourth quarter of 2022 was due to the growth in our loan portfolio and a $2.2 million increase in our collateral qualitative factor related to projected declines in future home prices.

Noninterest Income consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2023	December 31, 2022

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$2,218	$1,158
CRE, multifamily and SBA	192	330
Loan servicing income	3,039	2,682
Deposit fees	2,658	2,359
Other	2,083	3,148
Total noninterest income	$10,190	$9,677
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2023	December 31, 2022

Single family servicing income, net
Servicing fees and other	$3,923	$3,928
Changes - amortization (1)	(1,684)	(1,899)
Net	2,239	2,029
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	(311)	124
Net gain (loss) from economic hedging	(81)	(309)
Subtotal	(392)	(185)
Single Family servicing income (loss)	1,847	1,844

Commercial loan servicing income:
Servicing fees and other	2,746	2,653
Amortization of capitalized MSRs	(1,554)	(1,815)
Total	1,192	838
Total loan servicing income	$3,039	$2,682
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The increase in noninterest income in the first quarter of 2023 as compared to the fourth quarter of 2022 was primarily due to a $1.1 million increase in single family lending gain on sale activities due to higher levels of originations of loans held for sale.

Noninterest Expense consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2023	December 31, 2022

Noninterest expense
Compensation and benefits	$29,253	$25,970
Information services	7,145	8,101
Occupancy	5,738	6,213
General, administrative and other	10,355	10,136
Total noninterest expense	$52,491	$50,420

The $2.1 million increase in noninterest expense in the first quarter of 2023 as compared to the fourth quarter of 2022 was primarily due to higher compensation and benefit costs, partially offset by lower information services costs. The higher level of compensation and benefit costs was due to seasonally higher benefits costs, primarily employer taxes and 401(k) matches, and a reduction in deferred costs due to lower levels of loan production. The benefits of lower levels of staffing in our loan origination operations in the first quarter were offset by the impact of raises given during the first quarter and the employees added from the acquisition of the three branches in southern California. Information service costs decreased primarily due to the higher fourth quarter 2022 costs associated with replacement and maintenance of our automated teller machines.

First Quarter of 2023 Compared to First Quarter of 2022

General: Our net income and income before taxes were $5.1 million and $6.5 million, respectively, in the first quarter of 2023, as compared to $20.0 million and $24.6 million, respectively, in the first quarter of 2022. The $18.1 million decrease in income before taxes was due to a lower net interest income, a provision for credit losses and lower noninterest income, partially offset by lower noninterest expense.

Income Taxes: Our effective tax rate during the first quarter of 2023 was 22.0% as compared to 19.0% in the first quarter of 2022 and our statutory rate of 24.4%. Our effective tax rates were lower than our statutory rate due to the benefits of tax advantaged investments. The first quarter of 2022 also benefited from reductions in taxes on income related to excess tax benefits resulting from the vesting of stock awards during the period. No such benefits were realized in the first quarter of 2023.

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

	Quarter Ended March 31,
	2023			2022
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$7,471,456	$82,790	4.44%	$5,691,316	$53,135	3.74%
Investment securities (1)	1,452,137	13,733	3.78%	1,028,971	6,886	2.68%
FHLB Stock, Fed Funds and other	126,891	1,750	5.59%	65,918	108	0.65%
Total interest-earning assets	9,050,484	98,273	4.35%	6,786,205	60,129	3.55%
Noninterest-earning assets	480,221			577,384
Total assets	$9,530,705			$7,363,589
Interest-bearing liabilities:
Interest-bearing deposits: (2)
Demand deposits	$430,268	$299	0.28%	$525,608	$143	0.11%
Money market and savings	2,555,512	7,353	1.16%	3,101,343	1,121	0.15%
Certificates of deposit	2,715,921	21,718	3.24%	886,662	1,020	0.47%
Total	5,701,701	29,370	2.09%	4,513,613	2,284	0.21%
Borrowings:
Borrowings	1,342,347	15,340	4.57%	64,557	91	0.56%
Long-term debt	224,435	2,965	5.28%	204,553	2,107	4.12%
Total interest-bearing liabilities	7,268,483	47,675	2.64%	4,782,723	4,482	0.38%
Noninterest-bearing liabilities:
Demand deposits (2)	1,511,437			1,744,220
Other liabilities	172,252			138,048
Total liabilities	8,952,172			6,664,991
Shareholders' equity	578,533			698,598
Total liabilities and shareholders' equity	$9,530,705			$7,363,589
Net interest income		$50,598			$55,647
Net interest spread			1.71%			3.17%
Net interest margin			2.23%			3.29%
(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.2 million and $1.1 million for the quarters ended March 31, 2023 and 2022, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 1.65% and 0.15% for the quarters ended March 31, 2023 and 2022, respectively.

Net interest income in the first quarter of 2023 decreased $5.2 million as compared to the first quarter of 2022 due primarily to a decrease in our net interest margin partially offset by increases in the average balance of interest earning assets. The increase in interest-earning assets was due to loan originations and purchases of investment securities. Our net interest margin decreased from 3.29% in the first quarter of 2022 to 2.23% in the first quarter of 2023 due to a 226 basis point increase in the rates paid on interest-bearing liabilities which was partially offset by an 80 basis point increase in the yield on interest earning assets. Yields on interest-earning assets increased as the yields on loan originations during the last 15 months were higher than the rates of our existing portfolio of loans and yields on adjustable rate loans increased due to increases in the indexes on which their pricing is based. The higher yields on our investment securities were primarily due to adjustments to yields realized from longer estimated lives of certain securities and the yields of securities purchased during the past year being higher than the yields on our existing portfolio. The increase in the rates paid on our interest-bearing liabilities was due to higher deposit costs, higher borrowing costs and an increase in the proportion of higher cost borrowings used as our sources of funding. The increases in the rates paid on deposits were due to the significant increase in market interest rates over the prior year. Our average borrowings increased by $1.3 billion to fund the growth of our loan portfolio and investment securities. Our cost of borrowings increased from 56 basis points during the first quarter of 2022 to 457 basis points during the first quarter of 2023 due to the significant increase in market interest rates during the last 15 months.

Provision for Credit Losses: A $0.6 million provision for credit losses was recorded during the first quarter of 2023 compared to a $9.0 million recovery of our allowance for credit losses in the first quarter of 2022. The provision for credit losses in the first quarter of 2023 was to offset the net charge-offs realized during the quarter. The recovery of our allowance for credit losses in first quarter of 2022 was the result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio.

Noninterest Income consisted of the following:

	Quarter Ended March 31,
(in thousands)	2023	2022

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$2,218	$6,169
Commercial	192	2,105
Loan servicing income	3,039	3,304
Deposit fees	2,658	2,075
Other	2,083	1,905
Total noninterest income	$10,190	$15,558
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2023	2022

Single family servicing income, net
Servicing fees and other	$3,923	$3,871
Changes - amortization (1)	(1,684)	(3,425)
Net	2,239	446
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	(311)	10,303
Net gain (loss) from economic hedging	(81)	(10,183)
Subtotal	(392)	120
Single Family servicing income (loss)	1,847	566

Commercial loan servicing income:
Servicing fees and other	2,746	4,450
Amortization of capitalized MSRs	(1,554)	(1,712)
Total	1,192	2,738
Total loan servicing income	$3,039	$3,304

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income for the first quarter of 2023 as compared to the first quarter of 2022 was due to a decrease in gain on loan origination and sale activities, which was partially offset by higher deposit fees. The $5.9 million decrease in gain on loan origination and sale activities was due to a $4.0 million decrease in single family gain on loan origination and sale activities and a $1.9 million decrease in commercial real estate and commercial gain on loan origination and sale activities. The decrease in single family gain on loan origination and sale activities was due to a decrease in rate lock volume as a result of the effects of increasing mortgage interest rates. The decrease in commercial real estate and commercial gain on loan origination and sale activities was primarily due to an 82% decrease in the volume of loans sold as a result of increasing interest rates. The $0.6 million increase in deposit fee income was primarily due to higher early withdrawals fees.

Noninterest Expense consisted of the following:

	Quarter Ended March 31,
(in thousands)	2023	2022

Noninterest expense
Compensation and benefits	$29,253	$32,031
Information services	7,145	7,062
Occupancy	5,738	6,365
General, administrative and other	10,355	9,015
Total noninterest expense	$52,491	$54,473

The $2.0 million decrease in noninterest expense in the first quarter of 2023 as compared to the first quarter of 2022 was primarily due to lower compensation and benefit costs, partially offset by increases in general, administrative and other expenses. The $2.8 million decrease in compensation and benefit costs was primarily due to reduced commission expense on lower loan origination volumes in our single family mortgage operations, lower staffing levels and lower bonus expense, which were partially offset by wage increases given in the first quarter of 2023 and a reduction in deferred costs due to lower levels of loan production. The increase in general, administrative and other costs was primarily due to higher FDIC fees due to our larger asset base and core deposit intangible amortization associated with the three acquired branches, which were partially offset by a reduction in legal fees due to charges related to nonrecurring costs expended on litigation activities and legal matters in the first quarter of 2022.

Financial Condition

During the first quarter of 2023, we completed the purchase of three branches in southern California whereby we acquired $373 million of deposits, $21 million of loans, $5 million of fixed assets and $324 million of cash, and recorded $11 million of core deposit intangibles and $12 million of goodwill.

Excluding the impact of the acquisition noted above, during the first quarter of 2023, our total assets increased $121 million due primarily to a $304 million increase in cash, $39 million increase in loans held for investment and a $77 million increase in investment securities. Loans held for investment increased due to $325 million of originations, which were partially offset by prepayments and scheduled payments of $285 million. Excluding the impact of the acquisition noted above, during the first quarter of 2023 total liabilities increased $108 million due to an increase in borrowings, partially offset by a decrease in deposits. The $862 million increase in borrowings was used to replace higher-cost brokered deposits and increase our on-balance sheet liquidity. The decrease in deposits was due to a $561 million decrease in brokered certificates of deposit and a $345 million decrease in non-certificates of deposit balances which were partially offset by a $253 million increase in certificates of deposit balances related to our promotional products.

Credit Risk Management

As of March 31, 2023, our ratio of nonperforming assets to total assets remained low at 0.15% while our ratio of total loans delinquent over 30 days to total loans was 0.41%. The Company recorded a $0.6 million provision for credit losses for the first quarter of 2023 which offset the net charge-offs realized as the overall LHFI portfolio balances only increased $60 million. Our overall ratio of ACL to LHFI decreased slightly to 0.56% at March 31, 2023 from 0.57% at December 31, 2022.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	At March 31, 2023		At December 31, 2022
(in thousands)	Amount	Rate (1)	Amount	Rate (1)

CRE
Non-owner occupied CRE	$2,608	0.40%	$2,102	0.32%
Multifamily	9,787	0.25%	10,974	0.28%
Construction/land development
Multifamily construction	1,345	1.23%	998	1.05%
CRE construction	204	1.02%	196	1.03%
Single family construction	12,525	3.82%	12,418	3.51%
Single family construction to permanent	1,211	0.80%	1,171	0.74%
Total	27,680	0.53%	27,859	0.53%
Commercial and industrial loans
Owner occupied CRE	910	0.21%	1,030	0.23%
Commercial business	3,416	0.88%	3,247	0.91%
Total	4,326	0.52%	4,277	0.54%
Consumer loans
Single family	5,804	0.61%	5,610	0.62%
Home equity and other	3,690	1.02%	3,754	1.06%
Total	9,494	0.72%	9,364	0.74%
Total ACL	$41,500	0.56%	$41,500	0.57%
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

At March 31, 2023 and December 31, 2022, the Bank had available borrowing capacity of $2.1 billion and $2.6 billion, respectively, from the FHLB, and $397 million and $340 million, respectively, from the FRBSF and $1.2 billion, in both periods, under borrowing lines established with other financial institutions.

Cash Flows

For the quarter ended March 31, 2023, cash and cash equivalents increased by $304 million compared to an increase of $9 million during the quarter ended March 31, 2022 which reflected a decision to keep a higher level of on-balance sheet cash at the end of the first quarter of 2023. We expect to reduce our cash holdings by approximately $300 million during the second quarter, as we no longer consider it necessary to retain such high levels of cash on the balance sheet. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the quarter ended March 31, 2023, net cash of $52 million was used in operating activities, primarily from cash proceeds from the purchase of trading securities and cash used to fund LHFS exceeding proceeds from the sale of loans. For the quarter ended March 31, 2022, net cash of $124 million was provided by operating activities, primarily from cash proceeds from the sale of loans exceeding cash used to fund LHFS. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt borrowings are sufficient to fund our operating liquidity needs. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months.

Cash flows from investing activities

The Company's investing activities primarily include AFS investment securities and loans originated as held for investment. For the quarter ended March 31, 2023, net cash of $269 million was provided by investing activities primarily from net cash acquired from an acquisition partially offset by the origination of LHFI net of principal repayments and the purchase of AFS investment securities and net FHLB stock purchases. For the quarter ended March 31, 2022, net cash of $464 million was used in investing activities primarily from the origination of LHFI net of principal repayments and the purchase of AFS investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the quarter ended March 31, 2023, net cash of $87 million was provided by financing activities, primarily due to an increase in short-term and long-term borrowings partially offset by a decrease in deposits and dividends paid on our common stock. For the quarter ended March 31, 2022, net cash of $349 million was provided by financing activities, primarily due to growth in deposits, an increase in short-term borrowings and proceeds from the issuance of the subordinated notes, partially offset by repurchases of and dividends paid on our common stock.

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

These commitments include the following:

(in thousands)	At March 31, 2023	At December 31, 2022

Unused consumer portfolio lines	$553,289	$531,784
Commercial portfolio lines (1)	785,618	788,108
Commitments to fund loans	9,323	46,067
Total	$1,348,230	$1,365,959
(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $512 million and $525 million at March 31, 2023 and December 31, 2022, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as compared to the respective regulatory requirements applicable to them:

	At March 31, 2023
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$670,326	6.92%	$387,579	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	610,326	8.36%	328,508	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	670,326	9.18%	438,011	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	814,598	11.16%	584,015	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$818,536	8.47%	$386,600	4.0%	$483,250	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	818,536	11.71%	314,473	4.5%	454,238	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	818,536	11.71%	419,297	6.0%	559,063	8.0%
Total risk-based capital (to risk-weighted assets)	864,577	12.37%	559,063	8.0%	698,828	10.0%

	At December 31, 2022
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$693,112	7.25%	$382,467	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	633,112	8.72%	326,876	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	693,112	9.54%	435,834	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	837,828	11.53%	581,112	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$822,891	8.63%	$381,506	4.0%	$476,883	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	822,891	11.92%	310,582	4.5%	448,618	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	822,891	11.92%	414,109	6.0%	552,146	8.0%
Total risk-based capital (to risk-weighted assets)	868,993	12.59%	552,146	8.0%	690,182	10.0%

As of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At March 31, 2023, capital conservation buffers for the Company and the Bank were 3.16% and 4.37%, respectively.

The Company paid a quarterly cash dividend of $0.35 per common share in the first quarter of 2023 and on April 24, 2023, we declared a cash dividend of $0.10 per common share payable on May 24, 2023 to shareholders of record as of the close of business on May 10, 2023. It is our current intention to continue to pay quarterly dividends, however, the amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions.

We had no material commitments for capital expenditures as of March 31, 2023. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate a comparison of our performance to prior periods. We believe these measures are frequently used by securities analysts, investors and other parties in the evaluation of companies in our industry. These non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP. In the information below, we have provided reconciliations of, where applicable, the most comparable GAAP financial measures to the non-GAAP measures used in this Quarterly Report, or the calculation of the non-GAAP financial measures.

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	For the quarter ended
(in thousands, except ratio and rate)	March 31, 2023	December 31, 2022	March 31, 2022

Return on average tangible equity (annualized)
Average shareholders' equity	$578,533	$565,950	$698,598
Less: Average goodwill and other intangibles	(30,969)	(30,133)	(31,624)
Average tangible equity	$547,564	$535,817	$666,974

Net income	$5,058	$8,501	$19,951
Adjustments (tax effected)
Amortization on core deposit intangibles	459	183	191
Tangible income applicable to shareholders	$5,517	$8,684	$20,142
Ratio	4.1%	6.4%	12.2%

Efficiency ratio
Noninterest expense
Total	$52,491	$50,420	$54,473
Adjustments:
State of Washington taxes	(555)	(597)	(506)
Adjusted total	$51,936	$49,823	$53,967

Total revenues
Net interest income	$49,376	$55,687	$54,546
Noninterest income	10,190	9,677	15,558
Total	$59,566	$65,364	$70,104

Ratio	87.2%	76.2%	77.0%

Effective tax rate used in computations above	22.0%	22.0%	22.0%

	As of
(in thousands, except share data)	March 31, 2023	December 31, 2022

Tangible book value per share
Shareholders' equity	$574,994	$562,147
Less: goodwill and other intangibles	(51,862)	(29,980)
Tangible shareholder's equity	$523,132	$532,167
Common shares outstanding	18,767,811	18,730,380
Computed amount	$27.87	$28.41

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$523,132	$532,167
Tangible assets
Total assets	$9,858,889	$9,364,760
Less: Goodwill and other intangibles	(51,862)	(29,980)
Net	$9,807,027	$9,334,780
Ratio	5.3%	5.7%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals:

	At March 31, 2023
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$377,031	$—	$—	$—	$—	$—	$—	$—	$377,031
FHLB Stock	23,191	—	—	18,000	22,000	—	10,000	—	73,191
Investment securities (1)	222,768	152,983	148,663	180,614	162,795	542,377	66,804	—	1,477,004
LHFS	24,253	—	—	—	—	—	—	—	24,253
LHFI (1)	1,304,359	411,023	483,234	1,730,019	1,927,421	1,606,739	23,587	—	7,486,382
Total	1,951,602	564,006	631,897	1,928,633	2,112,216	2,149,116	100,391	—	9,437,861
Non-interest-earning assets	—	—	—	—	—	—	—	421,028	421,028
Total assets	$1,951,602	$564,006	$631,897	$1,928,633	$2,112,216	$2,149,116	$100,391	$421,028	$9,858,889
Interest-bearing liabilities:
Demand deposit accounts (2)	$496,504	$—	$—	$—	$—	$—	$—	$—	$496,504
Savings accounts (2)	323,373	—	—	—	—	—	—	—	323,373
Money market accounts (2)	2,097,055	—	—	—	—	—	—	—	2,097,055
Certificates of deposit	698,182	609,844	835,182	504,171	12,702	156	6	—	2,660,243
FHLB advances	578,000	—	—	450,000	550,000	—	—	—	1,578,000
FRB borrowings	—	—	300,000	—	—	—	—	—	300,000
Long-term debt (3)	61,261	—	—	—	163,231	—	—	—	224,492
Total	4,254,375	609,844	1,135,182	954,171	725,933	156	6	—	7,679,667
Non-interest bearing liabilities	—	—	—	—	—	—	—	1,604,228	1,604,228
Shareholders' Equity	—	—	—	—	—	—	—	574,994	574,994
Total liabilities and shareholders' equity	$4,254,375	$609,844	$1,135,182	$954,171	$725,933	$156	$6	$2,179,222	$9,858,889
Interest sensitivity gap	$(2,302,773)	$(45,838)	$(503,285)	$974,462	$1,386,283	$2,148,960	$100,385
Cumulative interest sensitivity gap
Total	$(2,302,773)	$(2,348,611)	$(2,851,896)	$(1,877,434)	$(491,151)	$1,657,809	$1,758,194
As a % of total assets	(23)%	(24)%	(29)%	(19)%	(5)%	17%	18%
As a % of cumulative interest-bearing liabilities	46%	52%	52%	73%	94%	122%	123%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of March 31, 2023, the Company is considered liability-sensitive as exhibited by the gap table. Our net interest income sensitivity analysis results are basically neutral due in part to the steps the Company has taken to extend the duration of its liabilities, both through increased levels of term certificates of deposit and the utilization of fixed-rate term borrowings.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of March 31, 2023 and December 31, 2022 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	At March 31, 2023		At December 31, 2022
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+300	1.1%	(32.5)%	(3.8)%	(36.3)%
+200	1.5%	(20.8)%	(1.7)%	(24.1)%
+100	1.1%	(10.4)%	(0.7)%	(12.1)%
-100	(1.3)%	7.8%	0.5%	10.3%
-200	(3.1)%	13.8%	0.2%	18.1%
-300	(5.0)%	16.1%	(0.5)%	22.9%
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

The changes in interest rate sensitivity between December 31, 2022 and March 31, 2023 reflected the impact of higher market interest rates, a flatter yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

Current Banking Environment

Industry events, including bank failures, have led to uncertainty and concerns regarding the liquidity positions of the banking sector. These failures underscore the importance of maintaining access to diverse sources of funding. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. Reliance on secondary funding sources could increase the Company's overall cost of funding and reduce net interest income. As of March 31, 2023, the Company had available contingent liquidity of $5.8 billion which is equal to 82% of its total deposits and level of uninsured deposits was only 14% of total deposits. The Company believes it has sufficient liquidity to meet its current needs.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1ARISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
There were no sales of unregistered securities during the first quarter of 2023.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

Not applicable.

ITEM 6EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

10.1	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank and Godfrey B. Evans, dated January 25, 2018
10.2	Amendment to Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank and Godfrey B. Evans, dated July 29, 2020
10.3	Second Amendment to Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank and Godfrey B. Evans, dated December 13, 2022
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101 INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 10, 2023.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)