Form 10-Q
period 2023-06-30
HomeStreet, Inc.
filed 2023-08-04
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
OR
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
Yes ☐  No ☒
The number of outstanding shares of the registrant's common stock as of August 1, 2023 was 18,794,030.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$173,101	$72,828
Investment securities	1,397,051	1,400,212
Loans held for sale ("LHFS")	31,873	17,327
Loans held for investment ("LHFI") (net of allowance for credit losses of $41,500 and $41,500)	7,395,151	7,384,820
Mortgage servicing rights ("MSRs")	108,791	111,873
Premises and equipment, net	54,661	51,172
Other real estate owned ("OREO")	1,697	1,839
Goodwill and other intangibles	11,217	29,980
Other assets	327,933	294,709
Total assets	$9,501,475	$9,364,760
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,670,033	$7,451,919
Borrowings	1,972,000	1,016,000
Long-term debt	224,583	224,404
Accounts payable and other liabilities	107,236	110,290
Total liabilities	8,973,852	8,802,613
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares; issued and outstanding, 18,776,597 shares and 18,730,380 shares	228,260	226,592
Retained earnings	400,132	435,085
Accumulated other comprehensive income (loss)	(100,769)	(99,530)
Total shareholders' equity	527,623	562,147
Total liabilities and shareholders' equity	$9,501,475	$9,364,760
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022

Interest income:
Loans	$85,813	$59,825	$168,351	$112,779
Investment securities	12,872	7,379	25,635	13,345
Cash, Fed Funds and other	2,022	487	3,772	595
Total interest income	100,707	67,691	197,758	126,719
Interest expense:
Deposits	35,393	2,893	64,763	5,177
Borrowings	21,838	4,742	40,143	6,940
Total interest expense	57,231	7,635	104,906	12,117
Net interest income	43,476	60,056	92,852	114,602
Provision for credit losses	(369)	—	224	(9,000)
Net interest income after provision for credit losses	43,845	60,056	92,628	123,602
Noninterest income:
Net gain on loan origination and sale activities	2,456	5,292	4,866	13,566
Loan servicing income	3,259	3,661	6,298	6,965
Deposit fees	2,704	2,218	5,362	4,293
Other	1,892	1,842	3,975	3,747
Total noninterest income	10,311	13,013	20,501	28,571
Noninterest expense:
Compensation and benefits	27,776	30,191	57,029	62,222
Information services	7,483	7,780	14,628	14,842
Occupancy	5,790	5,898	11,528	12,263
General, administrative and other	9,875	6,768	20,230	15,783
Goodwill impairment charge	39,857	—	39,857	—
Total noninterest expense	90,781	50,637	143,272	105,110
Income (loss) before income taxes	(36,625)	22,432	(30,143)	47,063
Income tax expense (benefit)	(5,183)	4,711	(3,759)	9,391
Net income (loss)	$(31,442)	$17,721	$(26,384)	$37,672

Net income (loss) per share:
Basic	$(1.67)	$0.95	$(1.41)	$1.97
Diluted	(1.67)	0.94	(1.41)	1.95
Weighted average shares outstanding:
Basic	18,775,022	18,706,953	18,765,292	19,143,925
Diluted	18,775,022	18,834,443	18,765,292	19,310,750

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net income (loss)	$(31,442)	$17,721	$(26,384)	$37,672
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	(20,324)	(42,545)	(2,949)	(110,732)
Reclassification for net (gains) losses included in income	—	—	(3)	(71)
Other comprehensive income (loss) before tax	(20,324)	(42,545)	(2,952)	(110,803)
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	(5,313)	(10,211)	(1,712)	(26,383)
Reclassification for net (gains) losses included in income	—	—	(1)	(17)
Total	(5,313)	(10,211)	(1,713)	(26,400)
Other comprehensive income (loss)	(15,011)	(32,334)	(1,239)	(84,403)
Total comprehensive income (loss)	$(46,453)	$(14,613)	$(27,623)	$(46,731)
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended June 30, 2022
Balance, March 31, 2022	18,700,536	$223,718	$408,442	$(30,929)	$601,231
Net income	—	—	17,721	—	17,721
Share-based compensation expense	—	1,221	—	—	1,221
Common stock issued - Stock grants	21,378	—	—	—	—
Other comprehensive income (loss)	—	—	—	(32,334)	(32,334)
Dividends declared on common stock ($0.35 per share)	—	—	(6,633)	—	(6,633)
Common stock repurchased	(9,125)	(163)	(276)	—	(439)
Balance, June 30, 2022	18,712,789	$224,776	$419,254	$(63,263)	$580,767

For the six months ended June 30, 2022
Balance, December 31, 2021	20,085,336	$249,856	$444,343	$21,140	$715,339
Net income	—	—	37,672	—	37,672
Share-based compensation expense	—	2,297	—	—	2,297
Common stock issued - Stock grants	126,218	—	—	—	—
Other comprehensive income (loss)	—	—	—	(84,403)	(84,403)
Dividends declared on common stock ($0.70 per share)	—	—	(13,797)	—	(13,797)
Common stock repurchased	(1,498,765)	(27,377)	(48,964)	—	(76,341)
Balance, June 30, 2022	18,712,789	$224,776	$419,254	$(63,263)	$580,767

For the quarter ended June 30, 2023
Balance, March 31, 2023	18,767,811	$227,293	$433,459	$(85,758)	$574,994
Net income (loss)	—	—	(31,442)	—	(31,442)
Share-based compensation expense	—	968	—	—	968
Common stock issued - Stock grants	8,885	—	—	—	—
Other comprehensive income (loss)	—	—	—	(15,011)	(15,011)
Dividends declared on common stock ($0.10 per share)	—	—	(1,885)	—	(1,885)
Common stock repurchased	(99)	(1)	—	—	(1)
Balance, June 30, 2023	18,776,597	$228,260	$400,132	$(100,769)	$527,623

For the six months ended June 30, 2023
Balance, December 31, 2022	18,730,380	$226,592	$435,085	$(99,530)	$562,147
Net income (loss)	—	—	(26,384)	—	(26,384)
Share-based compensation expense	—	1,984	—	—	1,984
Common stock issued - Stock grants	59,311	—	—	—	—
Other comprehensive income (loss)	—	—	—	(1,239)	(1,239)
Dividends declared on common stock ($0.45 per share)	—	—	(8,569)	—	(8,569)
Common stock repurchased	(13,094)	(316)	—	—	(316)
Balance, June 30, 2023	18,776,597	$228,260	$400,132	$(100,769)	$527,623
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,384)	$37,672
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment charge	39,857	—
Provision for credit losses	224	(9,000)
Depreciation and amortization, premises and equipment	3,690	5,134
Amortization of premiums and discounts: investment securities, deposits, debt	41	2,036
Operating leases: excess of payments over amortization	(1,643)	(2,158)
Amortization of finance leases	239	293
Amortization of core deposit intangibles	1,375	490
Amortization of deferred loan fees and costs	(444)	(619)
Share-based compensation expense	1,984	2,297
Deferred income tax expense	5,261	6,991
Origination of LHFS	(180,373)	(476,350)
Proceeds from sale of LHFS	169,534	607,523
Net fair value adjustment and gain on sale of LHFS	(733)	5,478
Origination of MSRs	(1,748)	(8,975)
Change in fair value of MSRs	2,301	(8,686)
Amortization of servicing rights	2,989	4,049
Net change in trading securities	(21,446)	(33,074)
(Increase) decrease in other assets	(29,351)	17,912
Increase (decrease) in accounts payable and other liabilities	3,657	(5,882)
Net cash provided by (used in) operating activities	(30,970)	145,131
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(53,232)	(356,539)
Proceeds from sale of investment securities	4,693	962
Principal payments on investment securities	70,808	64,719
Proceeds from sale of OREO	274	952
Net decrease (increase) in LHFI	7,885	(1,226,169)
Purchase of premises and equipment	(2,033)	(2,014)
Net cash received from acquisition of branches	328,095	—
Proceeds from sale of Federal Home Loan Bank stock	69,444	31,683
Purchases of Federal Home Loan Bank stock	(83,432)	(88,314)
Net cash provided by (used in) investing activities	342,502	(1,574,720)

	Six Months Ended June 30,
(in thousands)	2023	2022

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	(1,158,444)	13,710
Changes in short-term borrowings, net	311,000	1,417,000
Proceeds from other long-term borrowings	745,000	—
Repayment of other long-term borrowings	(100,000)	—
Proceeds from debt issuance, net	—	98,036
Repayment of finance lease principal	(246)	(297)
Repurchases of common stock	—	(75,000)
Dividends paid on common stock	(8,569)	(13,797)
Net cash provided by (used in) financing activities	(211,259)	1,439,652
Net increase in cash and cash equivalents	100,273	10,063
Cash and cash equivalents, beginning of year	72,828	65,214
Cash and cash equivalents, end of period	$173,101	$75,277
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$100,281	$9,957
Federal and state income taxes	46	310
Non-cash activities:
Increase in lease assets and lease liabilities	1,413	3,858
LHFI foreclosed and transferred to OREO	—	1,018
Loans transferred from LHFI to LHFS, net	2,973	7,834
Ginnie Mae loans derecognized with the right to repurchase, net	2,092	6,239
Repurchase of common stock-award shares	316	1,341
Acquisition:
Loans acquired	21,198	—
Premises and equipment and other assets	5,845	—
Liabilities assumed	377,607	—
Goodwill and other intangibles	22,469	—
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

Branch Acquisition

On February 10, 2023, the Company completed its acquisition of three branches in southern California, whereby we assumed approximately $376 million in deposits and purchased approximately $21 million in loans. The application of the acquisition method of accounting resulted in recording goodwill of $12 million and a core deposit intangible of $11 million.

Goodwill

Goodwill is recorded upon completion of a business combination as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill has been determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually or more frequently if events and circumstances occur that indicate it is more likely than not the fair value of the reporting unit is less than its carrying value necessitating an impairment test. The Company performs its annual impairment testing on August 31 each year, or sooner if a triggering event occurs. Triggering events include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers.

As a result of sustained decreases in the Company’s stock price and associated market value during the second quarter of 2023, the Company conducted an impairment analysis of its goodwill as of June 30, 2023. We applied an income-based valuation approach using the Company’s strategic forecast, general market growth assumptions and other market-based inputs, which determined, that goodwill was impaired as the indicated enterprise fair value of the Company was lower than the book value of equity as of the measurement date. As a result, we recorded an impairment charge of our entire goodwill balance of $39.9 million as the deficit of enterprise fair value to book value of equity exceeded the amount of goodwill on the balance sheet. This was a non-cash charge to earnings and had no impact on tangible or regulatory capital, cash flows or our liquidity position. The following table presents the changes in the carrying amount of goodwill in 2023:

(in thousands)

Balance, December 31, 2022	$27,900
Additions - branch acquisition in February 2023	11,957
Goodwill impairment charge	(39,857)
Balance June 30, 2023	$—

Recent Accounting Developments

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") rates expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting applied to derivatives that are affected by the transition to alternative rates. In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The adoption of these ASUs did not have a material impact on the Company’s financial position or results of operations.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326). The amendments in this ASU eliminate the accounting guidance for Troubled Debt Restructuring ("TDRs") by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower experiences financial difficulty. In addition, the amendments require that an entity disclose current period gross charge-offs by year of origination in a vintage table. We prospectively adopted the portion of ASU No. 2022-02 with respect to amendments about TDRs and related disclosure enhancements as of January 1, 2022. We prospectively adopted the vintage table disclosure requirement of ASU 2022-02 on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s financial position or results of operations.

In March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. ASU 2023-02 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2–INVESTMENT SECURITIES:
The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At June 30, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$203,781	$25	$(12,188)	$191,618
Commercial	62,412	—	(9,181)	53,231
Collateralized mortgage obligations ("CMOs"):
Residential	559,765	—	(41,574)	518,191
Commercial	73,078	—	(6,724)	66,354
Municipal bonds	459,416	108	(53,979)	405,545
Corporate debt securities	45,717	—	(6,694)	39,023
U.S. Treasury securities	22,833	—	(2,965)	19,868
Agency debentures	61,110	—	(742)	60,368
Total	$1,488,112	$133	$(134,047)	$1,354,198

HTM
Municipal bonds	$2,406	$—	$(69)	$2,337

	At December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$207,445	$—	$(10,183)	$197,262
Commercial	65,411	—	(9,362)	56,049
CMOs:
Residential	592,449	12	(39,422)	553,039
Commercial	77,909	—	(7,390)	70,519
Municipal bonds	469,346	41	(57,839)	411,548
Corporate debt securities	46,672	74	(3,801)	42,945
U.S. Treasury securities	23,005	—	(3,071)	19,934
Agency debentures	27,499	8	(29)	27,478
Total	$1,509,736	$135	$(131,097)	$1,378,774

HTM
Municipal bonds	$2,441	$—	$(56)	$2,385

At June 30, 2023, and December 31, 2022, the Company held $40 million and $19 million, respectively, of trading securities, consisting of US Treasury notes used as economic hedges of our mortgage servicing rights, which are carried at fair value and included with investment securities on the balance sheet. For the quarters ended June 30, 2023 and 2022, net losses of $1.1 million and $3.1 million on trading securities, respectively, and for the six months ended June 30, 2023 and 2022, net losses of $0.4 million and $3.9 million on trading securities, respectively, were recorded in servicing income.

MBS and CMOs represent securities issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2023 and December 31, 2022, substantially all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon nationally recognized statistical rating organizations where available and, where not available, based upon internal ratings.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At June 30, 2023
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(7,946)	$148,365	$(4,242)	$36,814	$(12,188)	$185,179
Commercial	—	64	(9,181)	52,170	(9,181)	52,234
CMOs:
Residential	(6,616)	267,804	(34,958)	250,387	(41,574)	518,191
Commercial	(151)	8,144	(6,573)	58,210	(6,724)	66,354
Municipal bonds	(990)	34,143	(52,989)	353,633	(53,979)	387,776
Corporate debt securities	(829)	14,171	(5,865)	24,852	(6,694)	39,023
U.S. Treasury securities	—	—	(2,965)	19,868	(2,965)	19,868
Agency debentures	(459)	58,077	(283)	2,291	(742)	60,368
Total	$(16,991)	$530,768	$(117,056)	$798,225	$(134,047)	$1,328,993
HTM
Municipal bonds	$(69)	$2,337	$—	$—	$(69)	$2,337

	At December 31, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(8,845)	$191,398	$(1,338)	$5,763	$(10,183)	$197,161
Commercial	(5,729)	41,416	(3,633)	14,619	(9,362)	56,035
CMOs:
Residential	(27,789)	498,333	(11,633)	45,689	(39,422)	544,022
Commercial	(4,787)	56,671	(2,603)	13,848	(7,390)	70,519
Municipal bonds	(44,513)	350,918	(13,326)	46,377	(57,839)	397,295
Corporate debt securities	(3,801)	32,871	—	—	(3,801)	32,871
U.S. Treasury securities	—	—	(3,071)	19,934	(3,071)	19,934
Agency debentures	(29)	15,970	—	—	(29)	15,970
Total	$(95,493)	$1,187,577	$(35,604)	$146,230	$(131,097)	$1,333,807
HTM
Municipal bonds	$(56)	$2,385	$—	$—	$(56)	$2,385

The Company has evaluated AFS securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of June 30,

2023 or December 31, 2022. In addition, as of June 30, 2023 and December 31, 2022, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield:

	At June 30, 2023
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$35	2.65%	$3,722	2.00%	$55,618	3.02%	$346,170	2.70%	$405,545	2.74%
Corporate debt securities	4,439	3.47%	9,933	5.96%	24,651	3.82%	—	—%	39,023	4.25%
U.S. Treasury securities	—	—%	—	—%	19,868	1.12%	—	—%	19,868	1.12%
Agency debentures	15,442	4.72%	42,635	5.09%	2,291	2.04%	—	—%	60,368	4.87%
Total	$19,916	4.44%	$56,290	5.02%	$102,428	2.84%	$346,170	2.70%	$524,804	3.01%

HTM
Municipal bonds	$—	—%	$2,337	1.81%	$—	—%	$—	—%	$2,337	1.81%

	At December 31, 2022
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$3,644	1.96%	$38,977	3.04%	$368,927	2.83%	$411,548	2.84%
Corporate debt securities	—	—%	15,342	5.13%	27,603	4.25%	—	—%	42,945	4.54%
U.S. Treasury securities	—	—%	—	—%	19,934	1.11%	—	—%	19,934	1.11%
Agency debentures	10,485	4.74%	16,993	4.94%	—	—%	—	—%	27,478	4.86%
Total	$10,485	4.74%	$35,979	4.69%	$86,514	2.97%	$368,927	2.83%	$501,905	3.01%

HTM
Municipal bonds	$—	—%	$2,385	2.04%	$—	—%	$—	—%	$2,385	2.04%

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of June 30, 2023 and December 31, 2022 was 3.12% and 3.08%, respectively.

Sales of AFS investment securities were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Proceeds	$—	$—	$4,693	$962
Gross gains	—	—	3	71
Gross losses	—	—	—	—

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At June 30, 2023	At December 31, 2022

Federal Reserve Bank to secure borrowings	$644,636	$—
Washington, Oregon and California to secure public deposits	10,655	212,806
Other securities pledged	1,496	2,011
Total securities pledged as collateral	$656,787	$214,817

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $2.8 million and $3.1 million for the quarters ended June 30, 2023 and 2022, respectively and $5.6 million and $5.8 million for the six months ended June 30, 2023 and 2022, respectively.

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

(in thousands)	At June 30, 2023	At December 31, 2022

CRE
Non-owner occupied CRE	$650,710	$658,085
Multifamily	3,966,894	3,975,754
Construction/land development	576,432	627,663
Total	5,194,036	5,261,502
Commercial and industrial loans
Owner occupied CRE	434,400	443,363
Commercial business	371,779	359,747
Total	806,179	803,110
Consumer loans
Single family	1,068,229	1,009,001
Home equity and other	368,207	352,707
Total (1)	1,436,436	1,361,708
Total LHFI	7,436,651	7,426,320
Allowance for credit losses ("ACL")	(41,500)	(41,500)
Total LHFI less ACL	$7,395,151	$7,384,820
(1)    Includes $1.3 million and $5.9 million at June 30, 2023 and December 31, 2022, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Loans totaling $5.8 billion and $5.2 billion at June 30, 2023 and December 31, 2022, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $589 million and $497 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure borrowings from the Federal Reserve Bank of San Francisco ("FRBSF").

Credit Risk Concentrations

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At June 30, 2023, single family and multifamily loans in the state of Washington and California, represented 10% and 36% of the total LHFI portfolio, respectively. At December 31, 2022, multifamily loans in the state of California represented 36% of the total LHFI portfolio.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
As of June 30, 2023, the historical expected loss rates decreased when compared to December 31, 2022 due to product mix risk composition changes. During the second quarter of 2023, the qualitative factors decreased due to the continued favorable performance of our loan portfolio. As of June 30, 2023, the Bank expects deterioration in collateral values and economic conditions over the two-year forecast period in the markets in which it operates.
In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $1.7 million and $2.2 million at June 30, 2023 and December 31, 2022, respectively.

The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $27.0 million and $26.9 million at June 30, 2023 and December 31, 2022, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Beginning balance	$41,500	$37,944	$41,500	$47,123
Provision for credit losses	111	(216)	700	(9,439)
Net (charge-offs) recoveries	(111)	(373)	(700)	(329)
Ending balance	$41,500	$37,355	$41,500	$37,355

Allowance for unfunded commitments:
Beginning balance	$2,201	$2,627	$2,197	$2,404
Provision for credit losses	(480)	216	(476)	439
Ending balance	$1,721	$2,843	$1,721	$2,843

Provision for credit losses:
Allowance for credit losses - loans	$111	$(216)	$700	$(9,439)
Allowance for unfunded commitments	(480)	216	(476)	439
Total	$(369)	$—	$224	$(9,000)

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows:

	Quarter Ended June 30, 2023
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,608	$—	$—	$(366)	$2,242
Multifamily	9,787	—	—	(92)	9,695
Construction/land development
Multifamily construction	1,345	—	—	221	1,566
CRE construction	204	—	—	(35)	169
Single family construction	12,525	—	—	(1,458)	11,067
Single family construction to permanent	1,211	—	—	210	1,421
Total	27,680	—	—	(1,520)	26,160
Commercial and industrial loans
Owner occupied CRE	910	—	—	20	930
Commercial business	3,416	(166)	24	563	3,837
Total	4,326	(166)	24	583	4,767
Consumer loans
Single family	5,804	—	2	811	6,617
Home equity and other	3,690	(90)	119	237	3,956
Total	9,494	(90)	121	1,048	10,573
Total ACL	$41,500	$(256)	$145	$111	$41,500

	Quarter Ended June 30, 2022
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,294	$—	$—	$(114)	$2,180
Multifamily	8,427	—	—	1,647	10,074
Construction/land development
Multifamily construction	456	—	—	110	566
CRE construction	184	—	—	1	185
Single family construction	7,735	—	—	2,952	10,687
Single family construction to permanent	990	—	—	169	1,159
Total	20,086	—	—	4,765	24,851
Commercial and industrial loans
Owner occupied CRE	3,536	—	—	(2,444)	1,092
Commercial business	6,910	(649)	45	(2,728)	3,578
Total	10,446	(649)	45	(5,172)	4,670
Consumer loans
Single family	3,762	—	136	129	4,027
Home equity and other	3,650	(33)	128	62	3,807
Total	7,412	(33)	264	191	7,834
Total ACL	$37,944	$(682)	$309	$(216)	$37,355

	Six Months Ended June 30, 2023
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,102	$—	$—	$140	$2,242
Multifamily	10,974	—	—	(1,279)	9,695
Construction/land development
Multifamily construction	998	—	—	568	1,566
CRE construction	196	—	—	(27)	169
Single family construction	12,418	—	—	(1,351)	11,067
Single family construction to permanent	1,171	—	—	250	1,421
Total	27,859	—	—	(1,699)	26,160
Commercial and industrial loans
Owner occupied CRE	1,030	—	—	(100)	930
Commercial business	3,247	(799)	48	1,341	3,837
Total	4,277	(799)	48	1,241	4,767
Consumer loans
Single family	5,610	—	17	990	6,617
Home equity and other	3,754	(140)	174	168	3,956
Total	9,364	(140)	191	1,158	10,573
Total ACL	$41,500	$(939)	$239	$700	$41,500

	Six Months Ended June 30, 2022
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$7,509	$—	$—	$(5,329)	$2,180
Multifamily	5,854	—	—	4,220	10,074
Construction/land development
Multifamily construction	507	—	—	59	566
CRE construction	150	—	—	35	185
Single family construction	6,411	—	—	4,276	10,687
Single family construction to permanent	1,055	—	—	104	1,159
Total	21,486	—	—	3,365	24,851
Commercial and industrial loans
Owner occupied CRE	5,006	—	—	(3,914)	1,092
Commercial business	12,273	(660)	69	(8,104)	3,578
Total	17,279	(660)	69	(12,018)	4,670
Consumer loans
Single family	4,394	—	140	(507)	4,027
Home equity and other	3,964	(66)	188	(279)	3,807
Total	8,358	(66)	328	(786)	7,834
Total ACL	$47,123	$(726)	$397	$(9,439)	$37,355

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status.

	At June 30, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$1,528	$68,192	$68,206	$41,558	$120,283	$303,392	$1,174	$—	$604,333
Special Mention	—	—	—	—	—	29,143	—	—	29,143
Substandard	—	—	—	—	17,234	—	—	—	17,234
Total	1,528	68,192	68,206	41,558	137,517	332,535	1,174	—	650,710
Multifamily
Pass	65,433	1,817,799	1,158,857	506,073	218,747	185,323	—	—	3,952,232
Special Mention	—	—	—	4,878	2,369	7,415	—	—	14,662
Substandard	—	—	—	—	—	—	—	—	—
Total	65,433	1,817,799	1,158,857	510,951	221,116	192,738	—	—	3,966,894
Multifamily construction
Pass	(215)	33,089	88,765	—	—	—	—	—	121,639
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	(215)	33,089	88,765	—	—	—	—	—	121,639
CRE construction
Pass	—	—	14,457	—	—	—	—	—	14,457
Special Mention	—	1,792	—	—	—	—	—	—	1,792
Substandard	—	—	—	3,960	—	—	—	—	3,960
Total	—	1,792	14,457	3,960	—	—	—	—	20,209
Single family construction
Pass	40,862	92,812	20,620	3,881	—	73	114,387	—	272,635
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,673	—	—	—	—	—	2,673
Total	40,862	92,812	23,293	3,881	—	73	114,387	—	275,308
Single family construction to permanent
Current	11,748	97,491	43,564	4,405	1,551	517	—	—	159,276
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	11,748	97,491	43,564	4,405	1,551	517	—	—	159,276
Owner occupied CRE
Pass	10,516	70,913	42,565	42,269	69,286	168,623	3	923	405,098
Special Mention	—	1,497	8,765	—	—	12,572	—	—	22,834
Substandard	—	—	—	—	—	6,468	—	—	6,468
Total	10,516	72,410	51,330	42,269	69,286	187,663	3	923	434,400
Commercial business
Pass	16,492	50,456	34,782	39,632	16,065	27,333	140,606	1,399	326,765
Special Mention	—	11,460	3,949	—	3,668	2,169	4,414	176	25,836
Substandard	—	—	2,960	7,132	3,824	5,018	161	83	19,178
Total	16,492	61,916	41,691	46,764	23,557	34,520	145,181	1,658	371,779
Total commercial portfolio	$146,364	$2,245,501	$1,490,163	$653,788	$453,027	$748,046	$260,745	$2,581	$6,000,215

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At June 30, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$16,215	$295,209	$292,170	$151,153	$47,776	$261,108	$—	$—	$1,063,631
Past due:
30-59 days	—	—	—	—	542	1,374	—	—	1,916
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	2,682	—	—	2,682
Total	16,215	295,209	292,170	151,153	48,318	265,164	—	—	1,068,229
Home equity and other
Current	958	3,297	486	158	80	1,710	353,521	6,629	366,839
Past due:
30-59 days	—	3	—	—	—	4	695	26	728
60-89 days	—	—	7	—	—	—	6	—	13
90+ days	—	9	—	—	—	25	586	7	627
Total	958	3,309	493	158	80	1,739	354,808	6,662	368,207
Total consumer portfolio (1)	$17,173	$298,518	$292,663	$151,311	$48,398	$266,903	$354,808	$6,662	$1,436,436
Total LHFI	$163,537	$2,544,019	$1,782,826	$805,099	$501,425	$1,014,949	$615,553	$9,243	$7,436,651

(1)    Includes $1.3 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

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

The following table presents a vintage analysis of the commercial and consumer portfolio segment by loan sub-class and gross charge-offs:

	For the Six Months Ended June 30, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$(185)	$—	$(564)	$—	$—	$(50)	$(799)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(61)	(13)	—	—	—	(66)	—	(140)
Total LHFI	$—	$(61)	$(198)	$—	$(564)	$—	$(66)	$(50)	$(939)

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At June 30, 2023
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total
Commercial real estate loans
Non-owner occupied commercial real estate	$—	$—	$16,800	$—	$16,800
Construction/land development
Commercial real estate construction	3,960	—	—	—	3,960
Total	3,960	—	16,800	—	20,760
Commercial and industrial loans
Owner occupied CRE	—	—	2,157	—	2,157
Commercial business	6,155	3,073	562	2,211	12,001
Total	6,155	3,073	2,719	2,211	14,158
Consumer loans
Single family	—	842	—	—	842
Total	—	842	—	—	842
Total collateral-dependent loans	$10,115	$3,915	$19,519	$2,211	$35,760

	At December 31, 2022
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,111	$—	$1,410	$—	$2,521
Commercial business	62	3,186	562	—	3,810
Total collateral-dependent loans	1,173	3,186	1,972	—	6,331

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At June 30, 2023		At December 31, 2022
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

Commercial real estate loans
Non-owner occupied commercial real estate	$16,800	$16,800	$—	$—
Construction/land development
Commercial real estate construction	3,960	3,960	—	—
Total	20,760	20,760	—	—
Commercial and industrial loans
Owner occupied CRE	2,157	2,157	2,521	2,521
Commercial business	11,305	12,001	785	4,269
Total	13,462	14,158	3,306	6,790
Consumer loans
Single family	1,054	3,688	332	2,584
Home equity and other	—	1,166	3	681
Total	1,054	4,854	335	3,265
Total nonaccrual loans	$35,276	$39,772	$3,641	$10,055

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At June 30, 2023
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,800	$16,800	$633,910	$650,710
Multifamily	—	—	—		—	—	3,966,894	3,966,894
Construction/land development
Multifamily construction	—	—	—		—	—	121,639	121,639
CRE construction	—	—	—		3,960	3,960	16,249	20,209
Single family construction	—	—	—		—	—	275,308	275,308
Single family construction to permanent	—	—	—		—	—	159,276	159,276
Total	—	—	—		20,760	20,760	5,173,276	5,194,036
Commercial and industrial loans
Owner occupied CRE	—	—	—		2,157	2,157	432,243	434,400
Commercial business	—	—	—		12,001	12,001	359,778	371,779
Total	—	—	—		14,158	14,158	792,021	806,179
Consumer loans
Single family	3,442	1,243	4,715	(2)	3,688	13,088	1,055,141	1,068,229
Home equity and other	466	14	—		1,166	1,646	366,561	368,207
Total	3,908	1,257	4,715		4,854	14,734	1,421,702	1,436,436	(3)
Total loans	$3,908	$1,257	$4,715		$39,772	$49,652	$7,386,999	$7,436,651
%	0.05%	0.02%	0.06%		0.54%	0.67%	99.33%	100.00%

	At December 31, 2022
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$658,085	$658,085
Multifamily	—	—	—		—	—	3,975,754	3,975,754
Construction/land development
Multifamily construction	—	—	—		—	—	95,117	95,117
CRE construction	—	—	—		—	—	18,954	18,954
Single family construction	—	—	—		—	—	355,554	355,554
Single family construction to permanent	—	—	—		—	—	158,038	158,038
Total	—	—	—		—	—	5,261,502	5,261,502
Commercial and industrial loans
Owner occupied CRE	—	—	—		2,521	2,521	440,842	443,363
Commercial business	—	—	—		4,269	4,269	355,478	359,747
Total	—	—	—		6,790	6,790	796,320	803,110
Consumer loans
Single family	4,556	1,724	4,372	(2)	2,584	13,236	995,765	1,009,001
Home equity and other	267	296	—		681	1,244	351,463	352,707
Total	4,823	2,020	4,372		3,265	14,480	1,347,228	1,361,708	(3)
Total loans	$4,823	$2,020	$4,372		$10,055	$21,270	$7,405,050	$7,426,320
%	0.06%	0.03%	0.06%		0.14%	0.29%	99.71%	100.00%

(1)     Includes loans whose repayments are insured by the FHA or guaranteed by the VA or Small Business Administration ("SBA") of $11.3 million and $10.6 million at June 30, 2023 and December 31, 2022, respectively.
(2)    FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)     Includes $1.3 million and $5.9 million of loans at June 30, 2023 and December 31, 2022, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.

Loan Modifications

The Company provides modifications to borrowers experiencing financial difficulty ("MBFD"), which may include delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications in the quarters and six months ended June 30, 2023 and 2022 did not have a material impact on the ACL. The following tables provide information related to loans modified during the quarters and six months ended June 30, 2023 and 2022 to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Significant Payment Delay
	Quarter Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands, except percentage)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$—	—%	$340	0.04%	$—	—%	$340	0.04%
Home equity and other	—	—%	—	—%	—	—%	70	0.02%

	Term Extension
	Quarter Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands, except percentage)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$4,734	1.27%	$1,578	0.40%	$4,734	1.27%	$1,578	0.40%
Single family	—	—%	236	0.03%	—	—%	272	0.03%

	Interest Rate Reduction and Term Extension
	Quarter Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands, except percentage)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$—	—%	$—	—%	$—	—%	$823	0.10%

	Significant Payment Delay and Term Extension
	Quarter Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands, except percentage)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$942	0.09%	$4,048	0.49%	$1,120	0.10%	$10,084	1.23%
Home equity and other	—	—%	—	—%	—	—%	52	0.02%

	Interest Rate Reduction, Significant Payment Delay and Term Extension
	Quarter Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands, except percentage)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$192	0.02%	$2,775	0.34%	$192	0.02%	$6,898	0.84%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Interest Rate Reduction
	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Single family	Reduced weighted-average contractual interest rate from 5.25% to 5.00%.	Reduced weighted-average contractual interest rate from 4.79% to 3.56%.	Reduced weighted-average contractual interest rate from 5.25% to 5.00%.	Reduced weighted-average contractual interest rate from 4.35% to 3.36%.

Significant Payment Delay
	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Single Family	Provided payment deferrals to borrowers. A weighted average 0.55% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.51% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.52% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.20% of loan balances were capitalized and added to the remaining term of the loan.
Home equity and other	—	—	—	Provided payment deferrals to borrowers. A weighted average 3.41% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial business	Added a weighted average 0.3 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 0.8 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 0.3 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 0.8 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Single family	Added a weighted average 2.9 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 6.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 5.9 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 4.5 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Home equity and other	—	—	—	Added a weighted average 16.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table depicts the payment status of loans that were classified as MBFDs on or after April 1, 2022 through March 31, 2023:

	Payment Status (Amortized Cost Basis) at June 30, 2023
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial business	$4,734	$—	$—
Single family	9,930	920	608
Total	$14,664	$920	$608
The following tables provide the amortized cost basis as of June 30, 2023 of MBFDs on or after April 1, 2022 through March 31, 2023 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Quarter Ended June 30, 2023
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Single family	$—	$—	$—	$215	$469

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Six Months Ended June 30, 2023
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Single family	$—	$—	$—	$2,245	$1,092

NOTE 4–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At June 30, 2023		At December 31, 2022
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,410,369	—%	$1,399,912	—%
Interest bearing:
Interest-bearing demand deposits	370,747	0.20%	466,490	0.10%
Savings	300,007	0.06%	258,977	0.06%
Money market	1,863,762	1.60%	2,383,209	1.22%
Certificates of deposit	2,725,148	3.80%	2,943,331	3.07%
Total interest bearing deposits	5,259,664	2.60%	6,052,007	1.98%
Total deposits	$6,670,033	2.01%	$7,451,919	1.61%

Certificates of deposit outstanding mature as follows:

(in thousands)	June 30, 2023

Within one year	$2,551,582
One to two years	146,861
Two to three years	14,298
Three to four years	5,099
Four to five years	7,219
Thereafter	89
Total	$2,725,148

The aggregate amount of certificate of deposits in denominations of more than the FDIC limit of $250 thousand at June 30, 2023 and December 31, 2022 were $177 million and $189 million, respectively. There were $761 million and $1.4 billion of brokered deposits at June 30, 2023 and December 31, 2022, respectively.

NOTE 5–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives, which are included in other assets or accounts payable and other liabilities on the consolidated balance sheet, consist of the following:

	At June 30, 2023
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$86,581	$520	$(199)
Interest rate lock commitments	36,398	226	(147)
Interest rate swaps	244,012	12,855	(12,856)
Futures	6,600	5	—
Options	30,000	237	—
Total derivatives before netting	$403,591	13,843	(13,202)
Netting adjustment/Cash collateral (1)		(13,088)	85
Carrying value on consolidated balance sheet		$755	$(13,117)

	At December 31, 2022
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$51,252	$293	$(151)
Interest rate lock commitments	17,463	141	(36)
Interest rate swaps	236,533	13,093	(13,093)
Futures	23,000	18	—
Options	$14,000	218	—
Total derivatives before netting	$342,248	$13,763	$(13,280)
Netting adjustment/Cash collateral (1)		(12,870)	101
Carrying value on consolidated balance sheet		$893	$(13,179)
(1)    Includes net cash collateral received of $13.0 million and $12.8 million at June 30, 2023 and December 31, 2022, respectively.

The following table presents gross fair value and net carrying value information for derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At June 30, 2023
Derivative assets	$13,843	$(13,088)	$755
Derivative liabilities	(13,202)	85	(13,117)
At December 31, 2022
Derivative assets	$13,763	$(12,870)	$893
Derivative liabilities	(13,280)	101	(13,179)
(1)    Includes net cash collateral received of $13.0 million and $12.8 million at June 30, 2023 and December 31, 2022, respectively.
The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in other assets. Payables related to cash collateral that has been received from counterparties are included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At June 30, 2023 and December 31, 2022, the Company had liabilities of $13.0 million and $12.8 million, respectively, in cash collateral received from counterparties and receivables of $0.01 million and $0.03 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$189	$2,650	$267	$7,263
Loan servicing income (loss) (2)	(498)	(2,190)	(1,228)	(11,629)
Other (3)	—	1	(1)	160
(1)Comprised of interest rate lock commitments ("IRLCs") to customers and forward contracts used as an economic hedge of loans held for sale.
(2)Comprised of futures, US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers and broker dealer counterparties.

The notional amount of open interest rate swap agreements executed with commercial banking customers and broker dealer counterparties at June 30, 2023 and December 31, 2022 were $244 million and $237 million, respectively.

NOTE 6–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

(in thousands)	At June 30, 2023	At December 31, 2022

Single family	$30,384	$14,075
CRE, multifamily and SBA	1,489	3,252
Total	$31,873	$17,327

Loans sold consisted of the following for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Single family	$92,787	$187,623	$156,260	$510,693
CRE, multifamily and SBA	4,649	50,292	13,399	99,429
Total	$97,436	$237,915	$169,659	$610,122

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Single family	$2,171	$3,949	$4,389	$10,118
CRE, multifamily and SBA	285	1,343	477	3,448
Total	$2,456	$5,292	$4,866	$13,566

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At June 30, 2023	At December 31, 2022

Single family	$5,386,147	$5,436,899
CRE, multifamily and SBA	1,909,179	1,938,484
Total	$7,295,326	$7,375,383

The following is a summary of changes in the Company's liability for estimated single-family mortgage repurchase losses:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$1,789	$1,638	$2,232	$1,312
Additions, net of adjustments (1)	32	133	(111)	491
Realized (losses) recoveries, net (2)	(93)	(280)	(393)	(312)
Balance, end of period	$1,728	$1,491	$1,728	$1,491
(1) Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2) Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $3.1 million and $1.6 million were recorded in other assets as of June 30, 2023 and December 31, 2022, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At June 30, 2023 and December 31, 2022, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $4.8 million and $6.9 million, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Servicing income, net:
Servicing fees and other	$6,592	$9,507	$13,261	$17,828
Amortization of single family MSRs (1)	(1,626)	(2,515)	(3,310)	(5,940)
Amortization of multifamily and SBA MSRs	(1,435)	(2,337)	(2,989)	(4,049)
Total	3,531	4,655	6,962	7,839
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	1,320	4,323	1,009	14,626
Net gain (loss) from economic hedging	(1,592)	(5,317)	(1,673)	(15,500)
Total	(272)	(994)	(664)	(874)
Loan servicing income	$3,259	$3,661	$6,298	$6,965
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Beginning balance	$75,701	$72,378	$76,617	$61,584
Additions and amortization:
Originations	919	2,295	1,538	6,211
Purchases	—	—	460	—
Amortization (1)	(1,626)	(2,515)	(3,310)	(5,940)
Net additions and amortization	(707)	(220)	(1,312)	271
Changes in fair value assumptions (2)	1,320	4,323	1,009	14,626
Ending balance	$76,314	$76,481	$76,314	$76,481
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2023	2022	2023	2022

Constant prepayment rate ("CPR") (2)	16.70%	11.42%	13.78%	10.14%
Discount rate	10.99%	9.83%	10.44%	8.90%
(1) Based on a weighted average.
(2) Represents an expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At June 30, 2023		At December 31, 2022
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs	6.40% - 19.60%	6.70%	6.01% - 11.10%	8.19%
Discount Rates	10.00% - 15.00%	10.00%	9.74% - 16.88%	10.66%
(1) Weighted averages of all the inputs within the range.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At June 30, 2023

Fair value of single family MSR	$76,314
Expected weighted-average life (in years)	8.40
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(508)
Impact on fair value of 50 basis points adverse change in interest rates	$(1,189)
Discount rate
Impact on fair value of 100 basis points increase	$(1,515)
Impact on fair value of 200 basis points increase	$(4,037)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Beginning balance	$33,839	$39,279	$35,256	$39,415
Originations	73	1,188	210	2,764
Amortization	(1,435)	(2,337)	(2,989)	(4,049)
Ending balance	$32,477	$38,130	$32,477	$38,130

NOTE 7–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of June 30, 2023 and December 31, 2022, the total unpaid principal balance of loans sold under this program was $1.8 billion. The Company's reserve liability related to this arrangement totaled $0.5 million and $0.6 million at June 30, 2023 and December 31, 2022, respectively. There were no actual losses incurred under this arrangement during the quarters and six months ended June 30, 2023 and 2022.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.4 billion at both June 30, 2023 and December 31, 2022. At June 30, 2023 and

December 31, 2022, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets, of $1.7 million and $2.2 million, respectively.
NOTE 8–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022

Net income (loss)	$(31,442)	$17,721	$(26,384)	$37,672

Weighted average shares:
Basic weighted-average number of common shares outstanding	18,775,022	18,706,953	18,765,292	19,143,925
Dilutive effect of outstanding common stock equivalents	—	127,490	—	166,825
Diluted weighted-average number of common shares outstanding	18,775,022	18,834,443	18,765,292	19,310,750
Net income (loss) per share:
Basic earnings per share	$(1.67)	$0.95	$(1.41)	$1.97
Diluted earnings per share (1)	(1.67)	0.94	(1.41)	1.95
(1) Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the quarters and six months ended June 30, 2023 and 2022 were certain unvested RSUs and PSUs. On a weighted average basis, 248,840 and 71,216 unvested stock units convertible into shares of common stock were excluded at June 30, 2023 and 2022, respectively, because their effect would have been anti-dilutive.

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$40,447	$40,447	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	191,618	—	189,705	1,913
Commercial	53,231	—	53,231	—
Collateralized mortgage obligations:
Residential	518,191	—	518,191	—
Commercial	66,354	—	66,354	—
Municipal bonds	405,545	—	405,545	—
Corporate debt securities	39,023	—	39,023	—
U.S. Treasury securities	19,868	—	19,868	—
Agency debentures	60,368	—	60,368	—
Single family LHFS	30,384	—	30,384	—
Single family LHFI	1,269	—	—	1,269
Single family mortgage servicing rights	76,314	—	—	76,314
Derivatives
Futures	5	5	—	—
Forward sale commitments	520	—	520	—
Options	237	237	—	—
Interest rate lock commitments	226	—	—	226
Interest rate swaps	12,855	—	12,855	—
Total assets	$1,516,455	$40,689	$1,396,044	$79,722
Liabilities:
Derivatives
Forward sale commitments	$199	$—	$199	$—
Interest rate lock commitments	147	—	—	147
Interest rate swaps	12,856	—	12,856	—
Total liabilities	$13,202	$—	$13,055	$147

	At December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$18,997	$18,997	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	197,262	—	195,321	1,941
Commercial	56,049	—	56,049	—
Collateralized mortgage obligations:
Residential	553,039	—	553,039	—
Commercial	70,519	—	70,519	—
Municipal bonds	411,548	—	411,548	—
Corporate debt securities	42,945	—	42,877	68
U.S. Treasury securities	19,934	—	19,934	—
Agency debentures	27,478	—	27,478	—
Single family LHFS	14,075	—	14,075	—
Single family LHFI	5,868	—	—	5,868
Single family mortgage servicing rights	76,617	—	—	76,617
Derivatives
Futures	18	18	—	—
Options	218	218	—	—
Forward sale commitments	293	—	293	—
Interest rate lock commitments	141	—	—	141
Interest rate swaps	13,093	—	13,093	—
Total assets	$1,508,094	$19,233	$1,404,226	$84,635
Liabilities:
Derivatives
Forward sale commitments	$151	$—	$151	$—
Interest rate lock commitments	36	—	—	36
Interest rate swaps	13,093	—	13,093	—
Total liabilities	$13,280	$—	$13,244	$36

There were no transfers between levels of the fair value hierarchy during the quarters and six months ended June 30, 2023 and 2022.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarters and six months ended June 30, 2023 and 2022, see Note 6, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $1.3 million and $5.9 million at June 30, 2023 and December 31, 2022, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

June 30, 2023
Investment securities AFS	$1,913	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	1,269	Income approach	Implied spread to benchmark interest rate curve	3.51%	6.99%	4.49%
Interest rate lock commitments, net	79	Income approach	Fall-out factor	0.60%	27.39%	9.90%
			Value of servicing	0.41%	1.20%	0.77%
December 31, 2022
Investment securities AFS	$2,009	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	5,868	Income approach	Implied spread to benchmark interest rate curve	2.87%	5.15%	4.14%
Interest rate lock commitments, net	105	Income approach	Fall-out factor	0.10%	17.50%	6.43%
			Value of servicing	0.54%	1.11%	0.95%

We had no LHFS where the fair value was not derived with significant observable inputs at June 30, 2023 and December 31, 2022.

The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Quarter Ended June 30, 2023
Investment securities AFS	$2,030	$—	$—	$(48)	$(69)	$1,913
Single family LHFI	5,231	—	—	(3,925)	(37)	1,269
Quarter Ended June 30, 2022
Investment securities AFS	$2,307	$—	$—	$(49)	$(98)	$2,160
Single family LHFI	6,981	—	—	—	(473)	6,508
Six Months Ended June 30, 2023
Investment securities AFS	$2,009	$—	$—	$(96)	$—	$1,913
Single family LHFI	5,868	—	—	(4,607)	8	1,269
Six Months Ended June 30, 2022
Investment securities AFS	$2,482	$—	$—	$(97)	$(225)	$2,160
Single family LHFI	7,287	—	—	—	(779)	6,508
(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Beginning balance, net	$362	$78	$105	$2,484
Total realized/unrealized gains (losses)	194	1,338	1,113	(839)
Settlements	(477)	(1,094)	(1,139)	(1,323)
Ending balance, net	$79	$322	$79	$322

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

The following table presents assets classified as Level 3 that had changes in their recorded fair value for the periods indicated and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value	Total Gains (Losses)

At or for the Quarter Ended June 30, 2023
LHFI (1)	$4,214	$(811)
At or for the Six Months Ended June 30, 2023
LHFI (1)	$4,214	$(970)
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$173,101	$173,101	$173,101	$—	$—
Investment securities HTM	2,406	2,337	—	2,337	—
LHFI	7,393,882	6,928,804	—	—	6,928,804
LHFS – multifamily and other	1,489	1,489	—	1,489	—
Mortgage servicing rights – multifamily and SBA	32,477	37,497	—	—	37,497
Federal Home Loan Bank stock	63,293	63,293	—	63,293	—
Other assets - GNMA EBO loans	4,826	4,826	—	—	4,826
Liabilities:
Certificates of deposit	$2,725,148	$2,698,682	$—	$2,698,682	$—
Borrowings	1,972,000	1,960,627		1,960,627
Long-term debt	224,583	156,464	—	156,464	—

	At December 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$72,828	$72,828	$72,828	$—	$—
Investment securities HTM	2,441	2,385	—	2,385	—
LHFI	7,378,952	6,988,363	—	—	6,988,363
LHFS – multifamily and other	3,252	3,291	—	3,291	—
Mortgage servicing rights – multifamily and SBA	35,256	39,792	—	—	39,792
Federal Home Loan Bank stock	49,305	49,305	—	49,305	—
Other assets-GNMA EBO loans	6,918	6,918	—	—	6,918
Liabilities:
Certificates of deposit	$2,943,331	$2,910,301	$—	$2,910,301	$—
Borrowings	1,016,000	1,014,973	—	1,014,973	—
Long-term debt	224,404	202,338	—	202,338	—

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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At June 30, 2023			At December 31, 2022
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$30,384	$30,348	$36	$14,075	$13,914	$161

NOTE 10–BORROWINGS:
During the first six months of 2023, the Company borrowed $745 million and repaid $100 million from the Federal Reserve Bank (“FRB”) under the Bank Term Funding Program (“BTFP”). The BTFP offers up to one year fixed-rate term borrowings that are prepayable without penalty.

The balances, maturity and rate of the outstanding borrowings from the FHLB and the FRB BTFP were as follows at June 30, 2023:

(dollars in thousands)	Amount	Weighted Average Rate

Within one year	$972,000	4.88%
One to three years	450,000	4.56%
Three through five years	550,000	4.35%
Total	$1,972,000	4.66%

NOTE 11–COMMITMENTS AND CONTINGENCIES:

As of June 30, 2023, HomeStreet was obligated on $146 million of letters of credit to the FHLB which are being used as collateral for public fund deposits.

NOTE 12–SUBSEQUENT EVENTS:

On July 27, 2023, the Board authorized a dividend of $0.10 per share, payable on August 23, 2023 to shareholders of record on August 9, 2023.

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

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of the loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and losses given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model and assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade for all periods, the amount of the ACL at June 30, 2023 would increase by approximately $8 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

The valuation of MSRs is based on various assumptions which are set forth in Note 6–Mortgage Banking Operations of the financial statements. Note 6 also provides sensitivity analysis based on the assumptions used. The sensitivity analyses are hypothetical and have been provided to indicate the potential impact that changes in assumptions may have on the estimate of the fair value of MSRs.

The Company had goodwill on its books related to acquisitions it has completed, including the acquisition of the three southern California branches in the first quarter of 2023. Our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation may be based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples and discounted cash flows analyses. As a result of decreases in the Company’s stock price and associated market value, the Company conducted an impairment analysis of its goodwill as of June 30, 2023. Based on the result of this analysis, we recorded an impairment charge of our entire goodwill balance of $39.9 million.

Summary Financial Data

	Quarter Ended		Six Months Ended June 30,
(in thousands, except per share data and FTE data)	June 30, 2023	March 31, 2023	2023	2022

Select Income Statement data:
Net interest income	$43,476	$49,376	$92,852	$114,602
Provision for credit losses	(369)	593	224	(9,000)
Noninterest income	10,311	10,190	20,501	28,571
Noninterest expense	90,781	52,491	143,272	105,110
Net income (loss):
Before income tax (benefit) expense	(36,625)	6,482	(30,143)	47,063
Total	(31,442)	5,058	(26,384)	37,672
Net income (loss) per share - diluted	(1.67)	0.27	(1.41)	1.95
Core net income: (1)
Total	3,180	5,058	8,238	37,672
Core net income per share - diluted	0.17	0.27	0.44	1.95
Select Performance Ratios:
Return on average equity - annualized	(21.7)%	3.5%	(9.2)%	11.7%
Return on average tangible equity - annualized (1)	2.9%	4.1%	3.5%	12.4%
Return on average assets - annualized
Net income (loss)	(1.32)%	0.22%	(0.56)%	0.99%
Core(1)	0.13%	0.22%	0.17%	0.99%
Efficiency ratio (1)	93.7%	87.2%	90.3%	72.7%
Net interest margin	1.93%	2.23%	2.08%	3.28%
Other data
Full time equivalent employees	910	920	915	956
(1)Core net income, return on average tangible equity, core return on average assets and the efficiency ratio are non-GAAP financial measures. For a reconciliation of core net income and return on average tangible equity to the nearest comparable GAAP financial measure and the computation of the efficiency ratio, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of
(in thousands, except share and per share data)	June 30, 2023	December 31, 2022

Selected Balance Sheet Data
Loans held for sale	$31,873	$17,327
Loans held for investment, net	7,395,151	7,384,820
ACL	41,500	41,500
Investment securities	1,397,051	1,400,212
Total assets	9,501,475	9,364,760
Deposits	6,670,033	7,451,919
Borrowings	1,972,000	1,016,000
Long-term debt	224,583	224,404
Total shareholders' equity	527,623	562,147
Other data:
Book value per share	$28.10	$30.01
Tangible book value per share (1)	$27.50	$28.41
Total equity to total assets	5.6%	6.0%
Tangible common equity to tangible assets (1)	5.4%	5.7%
Shares outstanding at period end	18,776,597	18,730,380
Loans to deposit ratio	112.0%	99.9%

Credit Quality:
ACL to total loans (2)	0.57%	0.57%
ACL to nonaccrual loans	104.3%	412.7%
Nonaccrual loans to total loans	0.54%	0.14%
Nonperforming assets to total assets	0.44%	0.13%
Nonperforming assets	$41,469	$11,893
Regulatory Capital Ratios:
Bank
Tier 1 leverage	8.43%	8.63%
Total risk-based capital	13.49%	12.59%
Common equity Tier 1 capital	12.78%	11.92%
Company
Tier 1 leverage	6.93%	7.25%
Total risk-based capital	12.16%	11.53%
Common equity Tier 1 capital	9.14%	8.72%
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

Current Developments
In the second quarter, a net loss of $31.4 million was significantly impacted by the after-tax goodwill impairment charge of $34.6 million. Excluding the goodwill impairment charge our core net income for the second quarter was $3.2 million, This impairment of goodwill represents a noncash charge and has no impact on our core net income, cash flows or liquidity, nor does it impact our tangible capital or regulatory capital as goodwill is excluded from regulatory capital and related ratios.

Our core financial results continue to be adversely impacted by increases in short-term interest rates. We have continued to raise new deposits through promotional certificates of deposit and have reduced new loan originations. Additionally, we have focused our new loan origination activity primarily on floating rate products such as commercial loans, residential construction loans and home equity loans.

Our net interest margin decreased in the first six months of 2023 due to decreases in lower cost transaction and savings deposits and overall higher funding costs. We expect continued decreases in lower cost deposit accounts as these accounts migrate to higher yielding alternatives, including promotional accounts offered by us. We expect to replace this migration with higher cost promotional deposit accounts or wholesale funding alternatives. To mitigate the impact of a lower net interest margin we have continued to reduce non-essential expenses while being mindful to sustain and protect our high quality lending lines of business.

Management's Overview of the Second Quarter 2023 Financial Performance

Second Quarter of 2023 Compared to the First Quarter of 2023

Non-core amounts: During the second quarter of 2023, the non-core item is a $39.9 million goodwill impairment charge.

General: Our net income (loss) and income (loss) before taxes were $(31.4) million and $(36.6) million, respectively, in the second quarter of 2023, as compared to $5.1 million and $6.5 million, respectively, in the first quarter of 2023. Our core net income and core income before taxes in the second quarter of 2023, which excludes the impact of the goodwill impairment charge, were $3.2 million and $3.2 million, respectively as compared to $5.1 million and $6.5 million, respectively, in the first quarter of 2023. The $3.3 million decrease in core income before taxes was due to lower net interest income which was partially offset by an allowance for credit losses recovery and lower noninterest expense.

Income Taxes: Our effective tax rate for the second quarter of 2023 of 14.2% was significantly impacted by the goodwill impairment charge, a portion of which was not deductible for tax purposes. Our core income effective tax rate for the second quarter of 2023 was 1.6%, which is lower than our statutory tax rate of 24.7% primarily due to the significantly higher proportion of tax exempt revenues in comparison to our overall core income before tax.

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

	Quarter Ended
	June 30, 2023			March 31, 2023
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$7,499,800	$86,051	4.56%	$7,471,456	$82,790	4.44%
Investment securities (1)	1,444,819	13,790	3.82%	1,452,137	13,733	3.78%
FHLB Stock, Fed Funds and other	165,188	2,022	4.87%	126,891	1,750	5.59%
Total interest-earning assets	9,109,807	101,863	4.45%	9,050,484	98,273	4.35%
Noninterest-earning assets	453,010			480,221
Total assets	$9,562,817			$9,530,705
Liabilities and shareholders' equity:
Interest-bearing deposits: (2)
Demand deposits	$413,438	$271	0.26%	$430,268	$299	0.28%
Money market and savings	2,291,841	7,951	1.38%	2,555,512	7,353	1.16%
Certificates of deposit	2,879,546	27,171	3.78%	2,715,921	21,718	3.24%
Total	5,584,825	35,393	2.54%	5,701,701	29,370	2.09%
Borrowings:
Borrowings	1,630,102	18,829	4.62%	1,342,347	15,340	4.57%
Long-term debt	224,523	3,009	5.34%	224,435	2,965	5.28%
Total interest-bearing liabilities	7,439,450	57,231	3.08%	7,268,483	47,675	2.64%
Noninterest-bearing liabilities:
Demand deposits (2)	1,437,133			1,511,437
Other liabilities	104,062			172,252
Total liabilities	8,980,645			8,952,172
Shareholders' equity	582,172			578,533
Total liabilities and shareholders' equity	$9,562,817			$9,530,705
Net interest income		$44,632			$50,598
Net interest rate spread			1.37%			1.71%
Net interest margin			1.93%			2.23%
(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.2 million and $1.2 million for the quarters ended June 30, 2023 and March 31, 2023, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 2.02% and 1.65% for the quarters ended June 30, 2023 and March 31, 2023, respectively.

Our net interest income in the second quarter of 2023 was $5.9 million lower than the first quarter of 2023 due to a decrease in our net interest margin from 2.23% to 1.93%. The decrease in our net interest margin was due to a 44 basis point increase in the cost of interest-bearing liabilities which was partially offset by a 10 basis point increase in the yield on interest-earning assets. Yields on interest-earning assets increased as yields on adjustable rate loans increased due to increases in the indices on which their rates are based. The increase in the cost of interest-bearing liabilities was due to overall higher deposit and borrowing costs. Our cost of deposits increased 37 basis points during the second quarter while the cost of borrowings increased only 5 basis points due to actions we took in prior quarters to fix our borrowing costs. The increases in the interest rate indices used for our loans and the rates paid on interest-bearing liabilities were due to the significant increases in market interest rates during the first half of 2023.

Provision for Credit Losses: A $0.4 million recovery of our allowance for credit losses was recorded during the second quarter of 2023 compared to a $0.6 million provision for credit losses in the first quarter of 2023. The recovery for the second quarter of 2023 reflects a decrease in our unfunded commitment reserve as our allowance for credit losses remained unchanged at $41.5 million and our net charge-offs realized in the quarter were nominal. The provision in the first quarter of 2023 was to offset the net charge-offs realized as the overall LHFI portfolio balances only increased $60 million.

Noninterest Income consisted of the following:

	Quarter Ended
(in thousands)	June 30, 2023	March 31, 2023

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$2,171	$2,218
CRE, multifamily and SBA	285	192
Loan servicing income	3,259	3,039
Deposit fees	2,704	2,658
Other	1,892	2,083
Total noninterest income	$10,311	$10,190
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	June 30, 2023	March 31, 2023

Single family servicing income, net
Servicing fees and other	$3,868	$3,923
Changes - amortization (1)	(1,626)	(1,684)
Net	2,242	2,239
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	1,320	(311)
Net gain (loss) from economic hedging	(1,592)	(81)
Subtotal	(272)	(392)
Single Family servicing income	1,970	1,847

Commercial loan servicing income:
Servicing fees and other	2,724	2,746
Amortization of capitalized MSRs	(1,435)	(1,554)
Total	1,289	1,192
Total loan servicing income	$3,259	$3,039
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Noninterest income in the second quarter of 2023 was consistent with the first quarter of 2023 as a 10% increase in single family lending rate locks was offset by a slight decrease in our margin.

Noninterest Expense consisted of the following:

	Quarter Ended
(in thousands)	June 30, 2023	March 31, 2023

Noninterest expense
Compensation and benefits	$27,776	$29,253
Information services	7,483	7,145
Occupancy	5,790	5,738
General, administrative and other	9,875	10,355
Goodwill impairment charge	39,857	—
Total noninterest expense	$90,781	$52,491

The $38.3 million increase in noninterest expenses in the second quarter of 2023, as compared to the first quarter of 2023 was due to a $39.9 million goodwill impairment charge which was partially offset by a $1.5 million decrease in compensation and benefit costs as seasonally higher benefits costs recorded in the first quarter, primarily employer taxes and 401(k) employer matches, decreased in the second quarter.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Non-core amounts: During the six months ended June 30, 2023, the non-core item is a $39.9 million goodwill impairment charge.

General: Our net income (loss) and income (loss) before taxes were $(26.4) million and $(30.1) million, respectively, in the six months ended June 30, 2023, as compared to $37.7 million and $47.1 million, respectively, in the six months ended June 30, 2022. Our core net income and core income before taxes in the six months ended June 30, 2023, which excludes the impact of the goodwill impairment charge, was $8.2 million and $9.7 million as compared to $37.7 million and $47.1 million, respectively, in the six months ended June 30, 2022. The $37.3 million decrease in core income before taxes was due to lower net interest income, a higher provision for credit losses and lower noninterest income, partially offset by lower noninterest expense.

Income Taxes: Our effective tax rate of 12.5% during the six months ended June 30, 2023 was significantly impacted by the goodwill impairment charge, a portion of which was not deductible for tax purposes. Our core income effective tax rate for the first six months of 2023 and 2022 was 15.2% and 20.0% respectively, which is lower than our statutory tax rate of 24.7% and 23.9%, respectively, primarily due to the significantly higher proportion of tax exempt revenues in comparison to our overall core income before tax. Our effective tax rate in the six months ended June 30, 2022 was also lower than the statutory rate due to reductions in taxes on income related to excess tax benefits resulting from the vesting of stock awards during the period.

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

	Six Months Ended June 30,
	2023			2022
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$7,485,706	$168,841	4.50%	$5,962,689	$113,143	3.79%
Investment securities (1)	1,448,457	27,523	3.80%	1,082,243	15,302	2.83%
FHLB Stock, Fed Funds and other	146,146	3,772	5.19%	73,499	595	1.61%
Total interest-earning assets	9,080,309	200,136	4.40%	7,118,431	129,040	3.62%
Noninterest-earning assets	466,541			537,619
Total assets	$9,546,850			$7,656,050
Interest-bearing liabilities:
Interest-bearing deposits: (2)
Demand deposits	$421,806	$570	0.27%	$539,253	$320	0.12%
Money market and savings	2,422,948	15,304	1.27%	3,075,616	2,736	0.18%
Certificates of deposit	2,798,186	48,889	3.52%	924,062	2,121	0.46%
Total	5,642,940	64,763	2.31%	4,538,931	5,177	0.23%
Borrowings:
Borrowings	1,487,019	34,169	4.60%	415,007	2,429	1.16%
Long-term debt	224,479	5,974	5.31%	214,414	4,511	4.20%
Total interest-bearing liabilities	7,354,438	104,906	2.87%	5,168,352	12,117	0.47%
Noninterest-bearing liabilities:
Demand deposits (2)	1,474,080			1,706,217
Other liabilities	137,969			130,612
Total liabilities	8,966,487			7,005,181
Shareholders' equity	580,363			650,869
Total liabilities and shareholders' equity	$9,546,850			$7,656,050
Net interest income		$95,230			$116,923
Net interest spread			1.54%			3.15%
Net interest margin			2.08%			3.28%
(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.4 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 1.83% and 0.17% for the six months ended June 30, 2023 and 2022, respectively.

Net interest income for the six months ended June 30, 2023 decreased $21.8 million as compared to the six months ended June 30, 2022 due primarily to a decrease in our net interest margin partially offset by increases in the average balance of interest earning assets. The increase in interest-earning assets was due to loan originations and purchases of investment securities during 2022. Our net interest margin decreased from 3.28% in the six months ended June 30, 2022 to 2.08% in the six months ended June 30, 2023 due to a 240 basis point increase in the rates paid on interest-bearing liabilities which was partially offset by a 78 basis point increase in the yield on interest earning assets. Yields on interest-earning assets increased as the yields on loan originations during the last year and a half were higher than the rates of our existing portfolio of loans and yields on adjustable rate loans increased due to increases in the indexes on which their pricing is based. The higher yields on our investment securities were primarily due to adjustments to yields realized from longer estimated lives of certain securities and the yields of securities purchased during the past year being higher than the yields on our existing portfolio. The increase in the rates paid on our interest-bearing liabilities was due to higher deposit costs, higher borrowing costs and an increase in the proportion of higher cost borrowings used as our sources of funding. The increases in the rates paid on deposits were due to the significant increase in market interest rates over the prior year. Our average borrowings increased by $1.1 billion to fund the growth of our loan portfolio and investment securities. Our cost of borrowings increased from 116 basis points during the six months ended June 30, 2022 to 460 basis points during the six months ended June 30, 2023 due to the significant increase in market interest rates during the last year and a half.

Provision for Credit Losses: A $0.2 million provision for credit losses was recorded during the six months ended June 30, 2023 compared to a $9.0 million recovery of our allowance for credit losses in the six months ended June 30, 2022. The provision for credit losses in the first half of 2023 was to offset the net charge-offs realized as the overall LHFI portfolio balance only increased $10 million. The recovery of our allowance for credit losses in six months ended June 30, 2022 was the result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio.

Noninterest Income consisted of the following:

	Six Months Ended June 30,
(in thousands)	2023	2022

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$4,389	$10,118
Commercial	477	3,448
Loan servicing income	6,298	6,965
Deposit fees	5,362	4,293
Other	3,975	3,747
Total noninterest income	$20,501	$28,571
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Six Months Ended June 30,
(in thousands)	2023	2022

Single family servicing income, net
Servicing fees and other	$7,791	$7,823
Changes - amortization (1)	(3,310)	(5,940)
Net	4,481	1,883
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	1,009	14,626
Net gain (loss) from economic hedging	(1,673)	(15,500)
Subtotal	(664)	(874)
Single Family servicing income	3,817	1,009

Commercial loan servicing income:
Servicing fees and other	5,470	10,005
Amortization of capitalized MSRs	(2,989)	(4,049)
Total	2,481	5,956
Total loan servicing income	$6,298	$6,965

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was due to a decrease in gain on loan origination and sale activities, which was partially offset by higher deposit fees. The $8.7 million decrease in gain on loan origination and sale activities was due to a $5.7 million decrease in single family gain on loan origination and sale activities and a $3.0 million decrease in commercial real estate and commercial gain on loan origination and sale activities. The decrease in single family gain on loan origination and sale activities was due to a decrease in rate lock volume as a result of the effects of increasing mortgage interest rates. The decrease in commercial real estate and commercial gain on loan origination and sale activities was primarily due to an 87% decrease in loans sold volume as a result of increasing interest rates. The $1.1 million increase in deposit fee income was primarily due to higher early withdrawals fees.

Noninterest Expense consisted of the following:

	Six Months Ended June 30,
(in thousands)	2023	2022

Noninterest expense
Compensation and benefits	$57,029	$62,222
Information services	14,628	14,842
Occupancy	11,528	12,263
General, administrative and other	20,230	15,783
Goodwill impairment charge	39,857	—
Total noninterest expense	$143,272	$105,110

The $38.2 million increase in noninterest expenses in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was due to a $39.9 million goodwill impairment charge and higher general, administrative and other costs which were partially offset by lower compensation and benefit costs. The $5.2 million decrease in compensation and benefit costs was primarily due to reduced commission expense on lower loan origination volumes in our single family mortgage operations, lower staffing levels and lower bonus expense, which were partially offset by wage increases given in the first quarter of 2023 and a reduction in deferred costs due to lower levels of loan production. The increase in general, administrative and other costs was primarily due to higher FDIC fees due to our larger asset base and an increase in marketing costs associated with deposit promotions, which were partially offset by a reduction in legal fees due to charges related to nonrecurring costs expended on litigation activities and legal matters in the six months ended June 30, 2022.

Financial Condition

During the six months ended June 30, 2023, our total assets increased $137 million due primarily to a $100 million increase in cash. Loans held for investment were relatively unchanged as $673 million of originations was offset by prepayments and scheduled payments of $659 million. During the first half of 2023 total liabilities increased $171 million due to an increase in borrowings, partially offset by a decrease in deposits. The $782 million decrease in deposits was due to a $686 million decrease in brokered certificates of deposit and a $914 million decrease in non-certificates of deposit balances which were partially offset by a $445 million increase in certificates of deposit balances related to our promotional products. The decrease in deposits was offset by $373 million in deposits that we acquired in relation to our branch acquisition in the first quarter of 2023. The $956 million of additional borrowings were used to replace higher-cost brokered deposits and increase our on-balance sheet liquidity.

Credit Risk Management

As of June 30, 2023, our ratio of nonperforming assets to total assets remained low at 0.44% while our ratio of total loans delinquent over 30 days to total loans was 0.67%. The increase in nonaccrual assets was due to one customer relationship which consists of $27 million of loans that were classified as collateral dependent and nonaccrual in the second quarter of 2023. These loans are current in their payments and are overcollateralized. The Company recorded a $0.2 million provision for credit losses for the six months ended June 30, 2023 which offset the net charge-offs realized as the overall LHFI portfolio balances only increased $10 million. Our overall ratio of ACL to LHFI remained at 0.57% at June 30, 2023 and at December 31, 2022.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	At June 30, 2023		At December 31, 2022
(in thousands)	Amount	Rate (1)	Amount	Rate (1)

CRE
Non-owner occupied CRE	$2,242	0.34%	$2,102	0.32%
Multifamily	9,695	0.24%	10,974	0.28%
Construction/land development
Multifamily construction	1,566	1.29%	998	1.05%
CRE construction	169	0.84%	196	1.03%
Single family construction	11,067	4.02%	12,418	3.51%
Single family construction to permanent	1,421	0.89%	1,171	0.74%
Total	26,160	0.50%	27,859	0.53%
Commercial and industrial loans
Owner occupied CRE	930	0.21%	1,030	0.23%
Commercial business	3,837	1.04%	3,247	0.91%
Total	4,767	0.60%	4,277	0.54%
Consumer loans
Single family	6,617	0.68%	5,610	0.62%
Home equity and other	3,956	1.07%	3,754	1.06%
Total	10,573	0.79%	9,364	0.74%
Total ACL	$41,500	0.57%	$41,500	0.57%
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

At June 30, 2023 and December 31, 2022, the Bank had available borrowing capacity of $2.3 billion and $2.6 billion, respectively, from the FHLB, and $389 million and $340 million, respectively, from the FRBSF and $1.2 billion, in both periods, under borrowing lines established with other financial institutions.

Cash Flows

For the six months ended June 30, 2023, cash and cash equivalents increased by $100 million compared to an increase of $10 million during the six months ended June 30, 2022. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2023, net cash of $31 million was used in operating activities, primarily from the purchase of trading securities, cash used to fund LHFS exceeding proceeds from the sale of loans and increases in other assets, partially offset by a $39.9 million noncash goodwill impairment charge. For the six months ended June 30, 2022, net cash of $145 million was provided by operating activities, primarily from cash proceeds from the sale of loans exceeding cash used to fund LHFS. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt borrowings are sufficient to fund our operating liquidity needs. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months.

Cash flows from investing activities

The Company's investing activities primarily include AFS investment securities and loans originated as held for investment. For the six months ended June 30, 2023, net cash of $343 million was provided by investing activities primarily from net cash acquired from an acquisition, principal repayments on AFS securities and LHFI principal repayments in excess of originations, partially offset by the purchase of AFS investment securities and net FHLB stock purchases. For the six months ended June 30, 2022, net cash of $1.6 billion was used in investing activities primarily from the origination of LHFI net of principal repayments and the purchase of AFS investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the six months ended June 30, 2023, net cash of $211 million was used in financing activities, primarily due to decrease in deposits and dividends paid on our common stock, partially offset by an increase in short-term and long-term borrowings. For the six months ended June 30, 2022, net cash of $1.4 billion was provided by financing activities, primarily due to an increase in short-term borrowings and proceeds from the issuance of the subordinated notes, partially offset by repurchases of and dividends paid on our common stock.

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

These commitments include the following:

(in thousands)	At June 30, 2023	At December 31, 2022

Unused consumer portfolio lines	$559,313	$531,784
Commercial portfolio lines (1)	722,937	788,108
Commitments to fund loans	26,529	46,067
Total	$1,308,779	$1,365,959
(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $451 million and $525 million at June 30, 2023 and December 31, 2022, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as compared to the respective regulatory requirements applicable to them:

	At June 30, 2023
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$677,018	6.93%	$390,813	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	617,018	9.14%	303,827	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	677,018	10.03%	405,103	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	820,718	12.16%	540,137	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$823,351	8.43%	$390,609	4.0%	$488,261	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	823,351	12.78%	289,836	4.5%	418,652	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	823,351	12.78%	386,448	6.0%	515,265	8.0%
Total risk-based capital (to risk-weighted assets)	868,777	13.49%	515,265	8.0%	644,081	10.0%

	At December 31, 2022
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$693,112	7.25%	$382,467	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	633,112	8.72%	326,876	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	693,112	9.54%	435,834	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	837,828	11.53%	581,112	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$822,891	8.63%	$381,506	4.0%	$476,883	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	822,891	11.92%	310,582	4.5%	448,618	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	822,891	11.92%	414,109	6.0%	552,146	8.0%
Total risk-based capital (to risk-weighted assets)	868,993	12.59%	552,146	8.0%	690,182	10.0%

As of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though both the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At June 30, 2023, capital conservation buffers for the Company and the Bank were 4.03% and 5.49%, respectively.

The Company paid a quarterly cash dividend of $0.10 per common share in the second quarter of 2023 and on July 27, 2023, we declared a cash dividend of $0.10 per common share payable on August 23, 2023 to shareholders of record as of the close of business on August 9, 2023. It is our current intention to continue to pay quarterly dividends, however, the amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions.

We had no material commitments for capital expenditures as of June 30, 2023. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and/or sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance. In this Quarterly Report on Form 10-Q, we use the following non-GAAP measures: (i) tangible common equity and tangible assets as we believe this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios; (ii) core income and effective tax rate on core income before taxes, which excludes goodwill impairment charges and the related tax impact as we believe this measure is a better comparison to be used for projecting future results and (iii) an efficiency ratio which is the ratio of noninterest expense to the sum of net interest income and noninterest income, excluding certain items of income or expense and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income taxes and we believe including them in noninterest expense impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income taxes.

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

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	For the Quarter Ended		For the Six Months Ended June 30,
(in thousands, except ratio and rate)	June 30, 2023	March 31, 2023	2023	2022

Core net income
Net income (loss)	$(31,442)	$5,058	$(26,384)	$37,672
Adjustments (tax effected)
Goodwill impairment charge	34,622	—	34,622	—
Total	$3,180	$5,058	$8,238	$37,672
Core diluted earnings per share
Fully diluted shares	18,775,022	18,771,899	18,765,292	19,310,750
Ratio	$0.17	$0.27	$0.44	$1.95

Return on average tangible equity (annualized)
Average shareholders' equity	$582,172	$578,533	$580,363	$650,869
Less: Average goodwill and other intangibles	(51,138)	(30,969)	(41,109)	(31,501)
Average tangible equity	$531,034	$547,564	$539,254	$619,368

Core net income (per above)	$3,180	$5,058	$8,238	$37,672
Adjustments (tax effected)
Amortization on core deposit intangibles	614	459	1,073	382
Tangible income applicable to shareholders	$3,794	$5,517	$9,311	$38,054
Ratio	2.9%	4.1%	3.5%	12.4%

Efficiency ratio
Noninterest expense
Total	$90,781	$52,491	$143,272	$105,110
Adjustments:
Goodwill impairment charge	(39,857)	—	(39,857)	—
State of Washington taxes	(526)	(555)	(1,081)	(1,085)
Adjusted total	$50,398	$51,936	$102,334	$104,025

Total revenues
Net interest income	$43,476	$49,376	$92,852	$114,602
Noninterest income	10,311	10,190	20,501	28,571
Total	$53,787	$59,566	$113,353	$143,173

Ratio	93.7%	87.2%	90.3%	72.7%

Return on Average assets (annualized) - Core
Average Assets	$9,562,817	$9,530,705	$9,546,850	$7,656,050
Core net income - per above	3,180	5,058	8,238	37,672
Ratio	0.13%	0.22%	0.17%	0.99%

Effective tax rate
Income	14.2%		12.5%
Core net income	1.6%		15.2%
Goodwill impairment charge	13.1%		13.1%

Effective tax rate used in computations above (1)	22.0%	22.0%	22.0%	22.0%
(1) ) Effective tax rate indicated is used for all adjustment except the goodwill impairment charge as a portion of this charge was not deductible for tax purposes. Instead, a computed effective rate of 13.1% was used for the goodwill impairment charge.

	As of
(in thousands, except share data)	June 30, 2023	December 31, 2022

Tangible book value per share
Shareholders' equity	$527,623	$562,147
Less: goodwill and other intangibles	(11,217)	(29,980)
Tangible shareholder's equity	$516,406	$532,167
Common shares outstanding	18,776,597	18,730,380
Computed amount	$27.50	$28.41

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$516,406	$532,167
Tangible assets
Total assets	$9,501,475	$9,364,760
Less: Goodwill and other intangibles (per above)	(11,217)	(29,980)
Net	$9,490,258	$9,334,780
Ratio	5.4%	5.7%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principal items affecting net interest income. Changes in net interest rates (interest rate risk) are influenced to a significant degree by the repricing characteristics of assets and liabilities (timing risk), the relationship between various rates (basis risk), customer options (option risk) and changes in the shape of the yield curve (time-sensitive risk). We manage the available-for-sale investment securities portfolio while maintaining a balance between risk and return. The Company's funding strategy is to grow deposits while we efficiently supplement using wholesale borrowings.

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

The following table presents sensitivity gaps for these different intervals:

	At June 30, 2023
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$173,101	$—	$—	$—	$—	$—	$—	$—	$173,101
FHLB Stock	13,293	—	—	18,000	22,000	—	10,000	—	63,293
Investment securities (1)	209,662	119,823	132,157	187,682	133,882	569,271	44,574	—	1,397,051
LHFS	31,873	—	—	—	—	—	—	—	31,873
LHFI (1)	1,283,353	302,414	423,798	1,687,464	1,933,970	1,753,977	51,675	—	7,436,651
Total	1,711,282	422,237	555,955	1,893,146	2,089,852	2,323,248	106,249	—	9,101,969
Non-interest-earning assets	—	—	—	—	—	—	—	399,506	399,506
Total assets	$1,711,282	$422,237	$555,955	$1,893,146	$2,089,852	$2,323,248	$106,249	$399,506	$9,501,475
Interest-bearing liabilities:
Demand deposit accounts (2)	$370,747	$—	$—	$—	$—	$—	$—	$—	$370,747
Savings accounts (2)	300,007	—	—	—	—	—	—	—	300,007
Money market accounts (2)	1,863,762	—	—	—	—	—	—	—	1,863,762
Certificates of deposit	934,256	674,847	942,479	161,159	12,318	54	35	—	2,725,148
FHLB advances	327,000	—	—	450,000	550,000	—	—	—	1,327,000
FRB borrowings	—	—	645,000	—	—	—	—	—	645,000
Long-term debt (3)	61,309	—	—	65,000	98,274	—	—	—	224,583
Total	3,857,081	674,847	1,587,479	676,159	660,592	54	35	—	7,456,247
Non-interest bearing liabilities	—	—	—	—	—	—	—	1,517,605	1,517,605
Shareholders' Equity	—	—	—	—	—	—	—	527,623	527,623
Total liabilities and shareholders' equity	$3,857,081	$674,847	$1,587,479	$676,159	$660,592	$54	$35	$2,045,228	$9,501,475
Interest sensitivity gap	$(2,145,799)	$(252,610)	$(1,031,524)	$1,216,987	$1,429,260	$2,323,194	$106,214
Cumulative interest sensitivity gap
Total	$(2,145,799)	$(2,398,409)	$(3,429,933)	$(2,212,946)	$(783,686)	$1,539,508	$1,645,722
As a % of total assets	(23)%	(25)%	(36)%	(23)%	(8)%	16%	17%
As a % of cumulative interest-bearing liabilities	44%	47%	44%	67%	89%	121%	122%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of June 30, 2023, the Company is considered liability-sensitive as exhibited by the gap table. To reduce our net interest income sensitivity the Company has taken actions to extend the duration of its liabilities, both through increased levels of term certificates of deposit and the utilization of fixed-rate term borrowings.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of June 30, 2023 and December 31, 2022 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	At June 30, 2023		At December 31, 2022
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+300	(7.3)%	(40.7)%	(3.8)%	(36.3)%
+200	(4.1)%	(26.7)%	(1.7)%	(24.1)%
+100	(1.6)%	(13.7)%	(0.7)%	(12.1)%
-100	1.2%	10.1%	0.5%	10.3%
-200	1.9%	19.5%	0.2%	18.1%
-300	2.5%	25.0%	(0.5)%	22.9%
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

The changes in interest rate sensitivity between December 31, 2022 and June 30, 2023 reflected the impact of higher market interest rates, a flat to inverted yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

Current Banking Environment

Industry events, including bank failures, have led to uncertainty and concerns regarding the liquidity positions of the banking sector. These failures underscore the importance of maintaining access to diverse sources of funding. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. Reliance on secondary funding sources could increase the Company's overall cost of funding and reduce net interest income. As of June 30, 2023, the Company had available contingent liquidity of $5.6 billion which is equal to 84% of its total deposits and the level of uninsured deposits was 7% of total deposits. The Company believes it has sufficient liquidity to meet its current needs.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
There were no sales of unregistered securities during the second quarter of 2023.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

During the quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 4, 2023.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)