Form 10-Q
period 2023-09-30
HomeStreet, Inc.
filed 2023-11-07
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
OR
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
Yes ☐  No ☒
The number of outstanding shares of the registrant's common stock as of October 31, 2023 was 18,810,055.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$226,704	$72,828
Investment securities	1,294,634	1,400,212
Loans held for sale ("LHFS")	33,879	17,327
Loans held for investment ("LHFI") (net of allowance for credit losses of $40,000 and $41,500)	7,400,501	7,384,820
Mortgage servicing rights ("MSRs")	107,611	111,873
Premises and equipment, net	54,114	51,172
Other real estate owned ("OREO")	984	1,839
Goodwill and other intangibles	10,429	29,980
Other assets	329,895	294,709
Total assets	$9,458,751	$9,364,760
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,745,551	$7,451,919
Borrowings	1,873,000	1,016,000
Long-term debt	224,671	224,404
Accounts payable and other liabilities	113,042	110,290
Total liabilities	8,956,264	8,802,613
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares; issued and outstanding, 18,794,030 shares and 18,730,380 shares	228,972	226,592
Retained earnings	400,533	435,085
Accumulated other comprehensive income (loss)	(127,018)	(99,530)
Total shareholders' equity	502,487	562,147
Total liabilities and shareholders' equity	$9,458,751	$9,364,760
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022

Interest income:
Loans	$85,899	$73,329	$254,250	$186,108
Investment securities	12,309	9,014	37,944	22,359
Cash, Fed Funds and other	2,498	1,060	6,270	1,655
Total interest income	100,706	83,403	298,464	210,122
Interest expense:
Deposits	33,840	8,321	98,603	13,498
Borrowings	27,954	12,064	68,097	19,004
Total interest expense	61,794	20,385	166,700	32,502
Net interest income	38,912	63,018	131,764	177,620
Provision for credit losses	(1,110)	—	(886)	(9,000)
Net interest income after provision for credit losses	40,022	63,018	132,650	186,620
Noninterest income:
Net gain on loan origination and sale activities	2,372	2,647	7,238	16,213
Loan servicing income	3,092	2,741	9,390	9,706
Deposit fees	2,455	2,223	7,817	6,516
Other	2,545	5,711	6,520	9,458
Total noninterest income	10,464	13,322	30,965	41,893
Noninterest expense:
Compensation and benefits	27,002	27,341	84,031	89,563
Information services	7,579	7,038	22,207	21,880
Occupancy	5,306	6,052	16,834	18,315
General, administrative and other	9,202	9,458	29,432	25,241
Goodwill impairment charge	—	—	39,857	—
Total noninterest expense	49,089	49,889	192,361	154,999
Income (loss) before income taxes	1,397	26,451	(28,746)	73,514
Income tax expense (benefit)	(898)	6,084	(4,657)	15,475
Net income (loss)	$2,295	$20,367	$(24,089)	$58,039

Net income (loss) per share:
Basic	$0.12	$1.09	$(1.28)	$3.05
Diluted	0.12	1.08	(1.28)	3.03
Weighted average shares outstanding:
Basic	18,792,893	18,716,864	18,774,593	19,000,007
Diluted	18,792,893	18,796,737	18,774,593	19,137,848

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net income (loss)	$2,295	$20,367	$(24,089)	$58,039
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	(34,881)	(56,189)	(37,830)	(166,921)
Reclassification for net (gains) losses included in income	—	47	(3)	(24)
Other comprehensive income (loss) before tax	(34,881)	(56,142)	(37,833)	(166,945)
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	(8,632)	(13,485)	(10,344)	(39,868)
Reclassification for net (gains) losses included in income	—	11	(1)	(6)
Total	(8,632)	(13,474)	(10,345)	(39,874)
Other comprehensive income (loss)	(26,249)	(42,668)	(27,488)	(127,071)
Total comprehensive income (loss)	$(23,954)	$(22,301)	$(51,577)	$(69,032)
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended September 30, 2022
Balance, June 30, 2022	18,712,789	$224,776	$419,254	$(63,263)	$580,767
Net income	—	—	20,367	—	20,367
Share-based compensation expense	—	942	—	—	942
Common stock issued - Stock grants	4,328	—	—	—	—
Other comprehensive income (loss)	—	—	—	(42,668)	(42,668)
Dividends declared on common stock ($0.35 per share)	—	—	(6,638)	—	(6,638)
Common stock repurchased	440	7	12	—	19
Balance, September 30, 2022	18,717,557	$225,725	$432,995	$(105,931)	$552,789

For the nine months ended September 30, 2022
Balance, December 31, 2021	20,085,336	$249,856	$444,343	$21,140	$715,339
Net income	—	—	58,039	—	58,039
Share-based compensation expense	—	3,239	—	—	3,239
Common stock issued - Stock grants	130,546	—	—	—	—
Other comprehensive income (loss)	—	—	—	(127,071)	(127,071)
Dividends declared on common stock ($1.05 per share)	—	—	(20,435)	—	(20,435)
Common stock repurchased	(1,498,325)	(27,370)	(48,952)	—	(76,322)
Balance, September 30, 2022	18,717,557	$225,725	$432,995	$(105,931)	$552,789

For the quarter ended September 30, 2023
Balance, June 30, 2023	18,776,597	$228,260	$400,132	$(100,769)	$527,623
Net income	—	—	2,295	—	2,295
Share-based compensation expense	—	712	—	—	712
Common stock issued - Stock grants	17,433	—	—	—	—
Other comprehensive income (loss)	—	—	—	(26,249)	(26,249)
Dividends declared on common stock ($0.10 per share)	—	—	(1,894)	—	(1,894)
Common stock repurchased	—	—	—	—	—
Balance, September 30, 2023	18,794,030	$228,972	$400,533	$(127,018)	$502,487

For the nine months ended September 30, 2023
Balance, December 31, 2022	18,730,380	$226,592	$435,085	$(99,530)	$562,147
Net income (loss)	—	—	(24,089)	—	(24,089)
Share-based compensation expense	—	2,696	—	—	2,696
Common stock issued - Stock grants	76,744	—	—	—	—
Other comprehensive income (loss)	—	—	—	(27,488)	(27,488)
Dividends declared on common stock ($0.55 per share)	—	—	(10,463)	—	(10,463)
Common stock repurchased	(13,094)	(316)	—	—	(316)
Balance, September 30, 2023	18,794,030	$228,972	$400,533	$(127,018)	$502,487
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,089)	$58,039
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment charge	39,857	—
Provision for credit losses	(886)	(9,000)
Depreciation and amortization, premises and equipment	5,441	7,308
Amortization of premiums and discounts: investment securities, deposits, debt	61	2,833
Operating leases: excess of payments over amortization	(2,404)	(3,146)
Amortization of finance leases	328	442
Amortization of core deposit intangibles	2,163	728
Amortization of deferred loan fees and costs	(773)	(656)
Share-based compensation expense	2,696	3,239
Deferred income tax expense (credit)	12,149	(4,306)
Origination of LHFS	(288,479)	(600,037)
Proceeds from sale of LHFS	274,915	763,057
Net fair value adjustment and gain on sale of LHFS	(480)	6,304
Origination of MSRs	(2,721)	(10,945)
Net gain on sale of loans originated as LHFI	—	(88)
Change in fair value of MSRs	3,080	(8,563)
Amortization of servicing rights	4,363	5,877
Gain on sale of OREO	(621)	—
Gain on sale of branches	—	(4,270)
Net change in trading securities	(2,584)	(21,104)
(Increase) decrease in other assets	(42,197)	10,475
Increase (decrease) in accounts payable and other liabilities	18,689	13,268
Net cash provided by (used in) operating activities	(1,492)	209,455
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(53,232)	(621,813)
Proceeds from sale of investment securities	4,693	75,361
Principal payments on investment securities	119,710	94,739
Proceeds from sale of OREO	1,725	952
Proceeds from sale of loans originated as LHFI	—	4,613
Net cash distributed in sale of branches	—	(138,756)
Net decrease (increase) in LHFI	4,171	(1,727,944)
Purchase of premises and equipment	(2,667)	(4,939)
Net cash received from acquisition of branches	327,901	—
Proceeds from sale of Federal Home Loan Bank stock	116,046	68,966
Purchases of Federal Home Loan Bank stock	(126,071)	(130,033)
Net cash provided by (used in) investing activities	392,276	(2,378,854)

	Nine Months Ended September 30,
(in thousands)	2023	2022

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	(1,083,087)	631,290
Changes in short-term borrowings, net	212,000	1,528,000
Proceeds from other long-term borrowings	745,000	—
Repayment of other long-term borrowings	(100,000)	—
Proceeds from debt issuance, net	—	98,035
Repayment of finance lease principal	(358)	(449)
Repurchases of common stock	—	(75,000)
Dividends paid on common stock	(10,463)	(20,435)
Net cash provided by (used in) financing activities	(236,908)	2,161,441
Net increase (decrease) in cash and cash equivalents	153,876	(7,958)
Cash and cash equivalents, beginning of year	72,828	65,214
Cash and cash equivalents, end of period	$226,704	$57,256
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$153,957	$29,289
Federal and state income taxes	86	2,348
Non-cash activities:
Increase in lease assets and lease liabilities	2,538	4,877
LHFI foreclosed and transferred to OREO	107	1,018
Loans transferred from LHFI to LHFS, net	2,507	12,511
Ginnie Mae loans derecognized with the right to repurchase, net	1,360	5,567
Repurchase of common stock-award shares	316	1,322
Acquisition:
Loans acquired	21,197	—
Premises and equipment and other assets	5,845	—
Liabilities assumed	377,412	—
Goodwill and other intangibles	22,469	—
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

As a result of sustained decreases in the Company’s stock price and associated market value during the second quarter of 2023, the Company conducted an impairment analysis of its goodwill as of June 30, 2023. We applied an income-based valuation approach using the Company’s strategic forecast, general market growth assumptions and other market-based inputs, which determined, that goodwill was impaired as the indicated enterprise fair value of the Company was lower than the book value of equity as of the measurement date. As a result, in the second quarter of 2023, we recorded an impairment charge of our entire goodwill balance of $39.9 million as the deficit of enterprise fair value to book value of equity exceeded the amount of goodwill on the balance sheet. This was a non-cash charge to earnings and had no impact on tangible or regulatory capital, cash flows or our liquidity position. The following table presents the changes in the carrying amount of goodwill in 2023:

(in thousands)

Balance, December 31, 2022	$27,900
Additions - branch acquisition in February 2023	11,957
Goodwill impairment charge	(39,857)
Balance September 30, 2023	$—

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

In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." The amendments in ASU 2023-06 modify the disclosure or presentation requirements of a variety of Topics in the Codification, with the intention of clarifying or improving them and align the requirements in the codification with the SEC's regulations (and will be removed from the SEC regulations). ASU 2023-06 should be adopted prospectively and the effective date varies and is determined for each individual disclosure based on the effective date of the SEC's removal of the related disclosure. ASU 2023-06 will not have an impact on the Company's financial position or results of operation as it is disclosure only.

NOTE 2–INVESTMENT SECURITIES:
The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At September 30, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$198,589	$48	$(15,668)	$182,969
Commercial	57,481	—	(9,918)	47,563
Collateralized mortgage obligations ("CMOs"):
Residential	526,683	—	(47,127)	479,556
Commercial	65,686	—	(6,934)	58,752
Municipal bonds	455,467	106	(77,275)	378,298
Corporate debt securities	45,664	—	(6,696)	38,968
U.S. Treasury securities	22,746	—	(3,301)	19,445
Agency debentures	67,133	—	(2,030)	65,103
Total	$1,439,449	$154	$(168,949)	$1,270,654

HTM
Municipal bonds	$2,389	$—	$(96)	$2,293

	At December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$207,445	$—	$(10,183)	$197,262
Commercial	65,411	—	(9,362)	56,049
CMOs:
Residential	592,449	12	(39,422)	553,039
Commercial	77,909	—	(7,390)	70,519
Municipal bonds	469,346	41	(57,839)	411,548
Corporate debt securities	46,672	74	(3,801)	42,945
U.S. Treasury securities	23,005	—	(3,071)	19,934
Agency debentures	27,499	8	(29)	27,478
Total	$1,509,736	$135	$(131,097)	$1,378,774

HTM
Municipal bonds	$2,441	$—	$(56)	$2,385

At September 30, 2023, and December 31, 2022, the Company held $22 million and $19 million, respectively, of trading securities, consisting of US Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and included with investment securities on the balance sheet. For the quarters ended September 30, 2023 and 2022, net losses of $0.9 million and $2.6 million on trading securities, respectively, and for the nine months ended September 30, 2023 and 2022, net losses of $1.4 million and $6.4 million on trading securities, respectively, were recorded in servicing income.

MBS and CMOs represent securities issued or guaranteed by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2023 and December 31, 2022, substantially all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon nationally recognized statistical rating organizations where available and, where not available, based upon internal ratings.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At September 30, 2023
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(37)	$1,601	$(15,631)	$175,779	$(15,668)	$177,380
Commercial	—	63	(9,918)	47,500	(9,918)	47,563
CMOs:
Residential	(581)	110,423	(46,546)	369,133	(47,127)	479,556
Commercial	(12)	4,045	(6,922)	54,707	(6,934)	58,752
Municipal bonds	(2,397)	30,863	(74,878)	341,014	(77,275)	371,877
Corporate debt securities	(44)	9,956	(6,652)	29,012	(6,696)	38,968
U.S. Treasury securities	—	—	(3,301)	19,445	(3,301)	19,445
Agency debentures	(455)	54,078	(1,575)	11,025	(2,030)	65,103
Total	$(3,526)	$211,029	$(165,423)	$1,047,615	$(168,949)	$1,258,644
HTM
Municipal bonds	$—	$—	$(96)	$2,293	$(96)	$2,293

	At December 31, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(8,845)	$191,398	$(1,338)	$5,763	$(10,183)	$197,161
Commercial	(5,729)	41,416	(3,633)	14,619	(9,362)	56,035
CMOs:
Residential	(27,789)	498,333	(11,633)	45,689	(39,422)	544,022
Commercial	(4,787)	56,671	(2,603)	13,848	(7,390)	70,519
Municipal bonds	(44,513)	350,918	(13,326)	46,377	(57,839)	397,295
Corporate debt securities	(3,801)	32,871	—	—	(3,801)	32,871
U.S. Treasury securities	—	—	(3,071)	19,934	(3,071)	19,934
Agency debentures	(29)	15,970	—	—	(29)	15,970
Total	$(95,493)	$1,187,577	$(35,604)	$146,230	$(131,097)	$1,333,807
HTM
Municipal bonds	$(56)	$2,385	$—	$—	$(56)	$2,385

The Company has evaluated AFS securities in an unrealized loss position and has determined the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of September 30, 2023 or December 31, 2022. In addition, as of September 30, 2023 and December 31, 2022, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield:

	At September 30, 2023
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$5,669	1.78%	$53,217	3.00%	$319,412	2.51%	$378,298	2.56%
Corporate debt securities	4,441	3.51%	13,600	5.26%	20,927	3.80%	—	—%	38,968	4.25%
U.S. Treasury securities	—	—%	4,618	1.14%	14,827	1.08%	—	—%	19,445	1.10%
Agency debentures	18,430	4.91%	35,648	5.13%	7,887	2.09%	3,138	1.95%	65,103	4.49%
Total	$22,871	4.64%	$59,535	4.48%	$96,858	2.82%	$322,550	2.50%	$501,814	2.85%

HTM
Municipal bonds	$—	—%	$2,293	1.79%	$—	—%	$—	—%	$2,293	1.79%

	At December 31, 2022
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$3,644	1.96%	$38,977	3.04%	$368,927	2.83%	$411,548	2.84%
Corporate debt securities	—	—%	15,342	5.13%	27,603	4.25%	—	—%	42,945	4.54%
U.S. Treasury securities	—	—%	—	—%	19,934	1.11%	—	—%	19,934	1.11%
Agency debentures	10,485	4.74%	16,993	4.94%	—	—%	—	—%	27,478	4.86%
Total	$10,485	4.74%	$35,979	4.69%	$86,514	2.97%	$368,927	2.83%	$501,905	3.01%

HTM
Municipal bonds	$—	—%	$2,385	2.04%	$—	—%	$—	—%	$2,385	2.04%

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of September 30, 2023 and December 31, 2022 was 3.09% and 3.08%, respectively.

Sales of AFS investment securities were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Proceeds	$—	$74,399	$4,693	$75,361
Gross gains	—	1,334	3	1,405
Gross losses	—	(1,381)	—	(1,381)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At September 30, 2023	At December 31, 2022

Federal Reserve Bank to secure borrowings	$647,933	$—
Washington, Oregon and California to secure public deposits	10,655	212,806
Other securities pledged	1,466	2,011
Total securities pledged as collateral	$660,054	$214,817

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $2.8 million and $3.1 million for the quarters ended September 30, 2023 and 2022, respectively and $8.4 million and $8.9 million for the nine months ended September 30, 2023 and 2022, respectively.

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

(in thousands)	At September 30, 2023	At December 31, 2022

CRE
Non-owner occupied CRE	$633,083	$658,085
Multifamily	3,957,209	3,975,754
Construction/land development	566,289	627,663
Total	5,156,581	5,261,502
Commercial and industrial loans
Owner occupied CRE	428,253	443,363
Commercial business	385,148	359,747
Total	813,401	803,110
Consumer loans
Single family	1,099,644	1,009,001
Home equity and other	370,875	352,707
Total (1)	1,470,519	1,361,708
Total LHFI	7,440,501	7,426,320
Allowance for credit losses ("ACL")	(40,000)	(41,500)
Total LHFI less ACL	$7,400,501	$7,384,820
(1)    Includes $1.2 million and $5.9 million at September 30, 2023 and December 31, 2022, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Loans totaling $5.7 billion and $5.2 billion at September 30, 2023 and December 31, 2022, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $528 million and $497 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure borrowings from the Federal Reserve Bank of San Francisco ("FRBSF").

Credit Risk Concentrations

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At September 30, 2023, single family and multifamily loans in the state of Washington and California represented 11% and 36% of the total LHFI portfolio, respectively. At December 31, 2022, multifamily loans in the state of California represented 36% of the total LHFI portfolio.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
As of September 30, 2023, the historical expected loss rates decreased when compared to December 31, 2022 due to product mix risk composition changes. During the third quarter of 2023, expected loss rates decreased due to product mix risk composition changes, and the qualitative factors decreased due to economic conditions performing better than expected and improved single-family collateral forecasts offset slightly by deteriorated commercial collateral conditions. As of September 30, 2023, the Bank expects improvement in commercial collateral values and deterioration in single family collateral values and economic conditions over the two-year forecast period in the markets in which it operates.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $1.6 million and $2.2 million at September 30, 2023 and December 31, 2022, respectively.

The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $27.7 million and $26.9 million at September 30, 2023 and December 31, 2022, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Beginning balance	$41,500	$37,355	$41,500	$47,123
Provision for credit losses	(990)	249	(290)	(9,190)
Net (charge-offs) recoveries	(510)	2	(1,210)	(327)
Ending balance	$40,000	$37,606	$40,000	$37,606

Allowance for unfunded commitments:
Beginning balance	$1,721	$2,843	$2,197	$2,404
Provision for credit losses	(120)	(249)	(596)	190
Ending balance	$1,601	$2,594	$1,601	$2,594

Provision for credit losses:
Allowance for credit losses - loans	$(990)	$249	$(290)	$(9,190)
Allowance for unfunded commitments	(120)	(249)	(596)	190
Total	$(1,110)	$—	$(886)	$(9,000)

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows:

	Quarter Ended September 30, 2023
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,242	$—	$—	$123	$2,365
Multifamily	9,695	—	—	1,011	10,706
Construction/land development
Multifamily construction	1,566	—	—	26	1,592
CRE construction	169	—	—	(16)	153
Single family construction	11,067	—	—	(1,322)	9,745
Single family construction to permanent	1,421	—	—	(430)	991
Total	26,160	—	—	(608)	25,552
Commercial and industrial loans
Owner occupied CRE	930	—	—	172	1,102
Commercial business	3,837	(543)	25	282	3,601
Total	4,767	(543)	25	454	4,703
Consumer loans
Single family	6,617	—	4	(838)	5,783
Home equity and other	3,956	(92)	96	2	3,962
Total	10,573	(92)	100	(836)	9,745
Total ACL	$41,500	$(635)	$125	$(990)	$40,000

	Quarter Ended September 30, 2022
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,180	$—	$—	$(74)	$2,106
Multifamily	10,074	—	—	1,109	11,183
Construction/land development
Multifamily construction	566	—	—	99	665
CRE construction	185	—	—	(25)	160
Single family construction	10,687	—	—	(1,123)	9,564
Single family construction to permanent	1,159	—	—	(19)	1,140
Total	24,851	—	—	(33)	24,818
Commercial and industrial loans
Owner occupied CRE	1,092	—	—	(123)	969
Commercial business	3,578	(81)	25	197	3,719
Total	4,670	(81)	25	74	4,688
Consumer loans
Single family	4,027	—	1	436	4,464
Home equity and other	3,807	(43)	100	(228)	3,636
Total	7,834	(43)	101	208	8,100
Total ACL	$37,355	$(124)	$126	$249	$37,606

	Nine Months Ended September 30, 2023
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,102	$—	$—	$263	$2,365
Multifamily	10,974	—	—	(268)	10,706
Construction/land development
Multifamily construction	998	—	—	594	1,592
CRE construction	196	—	—	(43)	153
Single family construction	12,418	—	—	(2,673)	9,745
Single family construction to permanent	1,171	—	—	(180)	991
Total	27,859	—	—	(2,307)	25,552
Commercial and industrial loans
Owner occupied CRE	1,030	—	—	72	1,102
Commercial business	3,247	(1,342)	73	1,623	3,601
Total	4,277	(1,342)	73	1,695	4,703
Consumer loans
Single family	5,610	—	21	152	5,783
Home equity and other	3,754	(232)	270	170	3,962
Total	9,364	(232)	291	322	9,745
Total ACL	$41,500	$(1,574)	$364	$(290)	$40,000

	Nine Months Ended September 30, 2022
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$7,509	$—	$—	$(5,403)	$2,106
Multifamily	5,854	—	—	5,329	11,183
Construction/land development
Multifamily construction	507	—	—	158	665
CRE construction	150	—	—	10	160
Single family construction	6,411	—	—	3,153	9,564
Single family construction to permanent	1,055	—	—	85	1,140
Total	21,486	—	—	3,332	24,818
Commercial and industrial loans
Owner occupied CRE	5,006	—	—	(4,037)	969
Commercial business	12,273	(741)	94	(7,907)	3,719
Total	17,279	(741)	94	(11,944)	4,688
Consumer loans
Single family	4,394	—	141	(71)	4,464
Home equity and other	3,964	(109)	288	(507)	3,636
Total	8,358	(109)	429	(578)	8,100
Total ACL	$47,123	$(850)	$523	$(9,190)	$37,606

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status.

	At September 30, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$1,514	$70,440	$68,131	$41,245	$119,562	$280,125	$599	$—	$581,616
Special Mention	—	—	—	—	—	34,435	—	—	34,435
Substandard	—	—	—	—	16,871	—	161	—	17,032
Total	1,514	70,440	68,131	41,245	136,433	314,560	760	—	633,083
Multifamily
Pass	108,330	1,815,620	1,153,149	483,726	190,380	179,339	—	—	3,930,544
Special Mention	—	—	3,942	12,981	2,369	4,290	—	—	23,582
Substandard	—	—	—	—	—	3,083	—	—	3,083
Total	108,330	1,815,620	1,157,091	496,707	192,749	186,712	—	—	3,957,209
Multifamily construction
Pass	(206)	41,430	100,778	—	—	—	—	—	142,002
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	(206)	41,430	100,778	—	—	—	—	—	142,002
CRE construction
Pass	7	—	14,459	—	—	—	—	—	14,466
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,871	—	—	—	—	3,871
Total	7	—	14,459	3,871	—	—	—	—	18,337
Single family construction
Pass	62,297	56,402	17,502	—	—	72	126,829	—	263,102
Special Mention	—	4,207	—	—	—	—	—	—	4,207
Substandard	—	—	1,050	—	—	—	—	—	1,050
Total	62,297	60,609	18,552	—	—	72	126,829	—	268,359
Single family construction to permanent
Current	23,201	82,282	30,299	1,809	—	—	—	—	137,591
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	23,201	82,282	30,299	1,809	—	—	—	—	137,591
Owner occupied CRE
Pass	10,747	69,650	40,278	41,918	66,055	143,484	1	905	373,038
Special Mention	1,891	1,487	7,963	—	2,689	34,784	—	—	48,814
Substandard	—	—	—	—	—	6,401	—	—	6,401
Total	12,638	71,137	48,241	41,918	68,744	184,669	1	905	428,253
Commercial business
Pass	29,506	47,718	33,317	38,177	18,217	27,702	152,176	1,354	348,167
Special Mention	—	11,307	3,270	—	953	164	4,091	—	19,785
Substandard	—	—	2,324	6,996	3,475	4,067	260	74	17,196
Total	29,506	59,025	38,911	45,173	22,645	31,933	156,527	1,428	385,148
Total commercial portfolio	$237,287	$2,200,543	$1,476,462	$630,723	$420,571	$717,946	$284,117	$2,333	$5,969,982

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At September 30, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$16,110	$322,349	$304,831	$148,640	$49,434	$254,394	$—	$—	$1,095,758
Past due:
30-59 days	—	—	—	—	—	525	—	—	525
60-89 days	—	—	—	—	—	461	—	—	461
90+ days	—	—	—	—	—	2,900	—	—	2,900
Total	16,110	322,349	304,831	148,640	49,434	258,280	—	—	1,099,644
Home equity and other
Current	1,542	2,839	393	142	65	1,670	356,808	6,223	369,682
Past due:
30-59 days	3	4	4	—	—	—	557	26	594
60-89 days	—	1	—	—	—	—	68	73	142
90+ days	—	30	—	—	—	25	402	—	457
Total	1,545	2,874	397	142	65	1,695	357,835	6,322	370,875
Total consumer portfolio (1)	$17,655	$325,223	$305,228	$148,782	$49,499	$259,975	$357,835	$6,322	$1,470,519
Total LHFI	$254,942	$2,525,766	$1,781,690	$779,505	$470,070	$977,921	$641,952	$8,655	$7,440,501

(1)    Includes $1.2 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

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

The following table presents a vintage analysis of the commercial and consumer portfolio segment by loan sub-class and gross charge-offs:

	Nine Months Ended September 30, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$(185)	$—	$(564)	$(543)	$—	$(50)	$(1,342)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(71)	(22)	—	—	(4)	(135)	—	(232)
Total LHFI	$—	$(71)	$(207)	$—	$(564)	$(547)	$(135)	$(50)	$(1,574)

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At September 30, 2023
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total
Commercial real estate loans
Non-owner occupied commercial real estate	$—	$161	$16,440	$—	$16,601
Construction/land development
Commercial real estate construction	—	—	3,871	—	3,871
Total	—	161	20,311	—	20,472
Commercial and industrial loans
Owner occupied CRE	—	—	2,136	—	2,136
Commercial business	—	2,848	6,285	2,040	11,173
Total	—	2,848	8,421	2,040	13,309
Consumer loans
Single family	—	783	—	—	783
Total	—	783	—	—	783
Total collateral-dependent loans	$—	$3,792	$28,732	$2,040	$34,564

	At December 31, 2022
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,111	$—	$1,410	$—	$2,521
Commercial business	62	3,186	562	—	3,810
Total collateral-dependent loans	$1,173	$3,186	$1,972	$—	$6,331

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At September 30, 2023		At December 31, 2022
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

Commercial real estate loans
Non-owner occupied commercial real estate	$16,601	$16,601	$—	$—
Construction/land development
Commercial real estate construction	3,871	3,871	—	—
Total	20,472	20,472	—	—
Commercial and industrial loans
Owner occupied CRE	2,136	2,136	2,521	2,521
Commercial business	10,595	11,758	785	4,269
Total	12,731	13,894	3,306	6,790
Consumer loans
Single family	783	3,437	332	2,584
Home equity and other	—	962	3	681
Total	783	4,399	335	3,265
Total nonaccrual loans	$33,986	$38,765	$3,641	$10,055

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At September 30, 2023
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,601	$16,601	$616,482	$633,083
Multifamily	—	—	—		—	—	3,957,209	3,957,209
Construction/land development
Multifamily construction	—	—	—		—	—	142,002	142,002
CRE construction	—	—	—		3,871	3,871	14,466	18,337
Single family construction	—	—	—		—	—	268,359	268,359
Single family construction to permanent	—	—	—		—	—	137,591	137,591
Total	—	—	—		20,472	20,472	5,136,109	5,156,581
Commercial and industrial loans
Owner occupied CRE	—	—	—		2,136	2,136	426,117	428,253
Commercial business	—	—	—		11,758	11,758	373,390	385,148
Total	—	—	—		13,894	13,894	799,507	813,401
Consumer loans
Single family	3,562	1,476	3,337	(2)	3,437	11,812	1,087,832	1,099,644
Home equity and other	519	137	—		962	1,618	369,257	370,875
Total	4,081	1,613	3,337		4,399	13,430	1,457,089	1,470,519	(3)
Total loans	$4,081	$1,613	$3,337		$38,765	$47,796	$7,392,705	$7,440,501
%	0.06%	0.02%	0.04%		0.52%	0.64%	99.36%	100.00%

	At December 31, 2022
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$658,085	$658,085
Multifamily	—	—	—		—	—	3,975,754	3,975,754
Construction/land development
Multifamily construction	—	—	—		—	—	95,117	95,117
CRE construction	—	—	—		—	—	18,954	18,954
Single family construction	—	—	—		—	—	355,554	355,554
Single family construction to permanent	—	—	—		—	—	158,038	158,038
Total	—	—	—		—	—	5,261,502	5,261,502
Commercial and industrial loans
Owner occupied CRE	—	—	—		2,521	2,521	440,842	443,363
Commercial business	—	—	—		4,269	4,269	355,478	359,747
Total	—	—	—		6,790	6,790	796,320	803,110
Consumer loans
Single family	4,556	1,724	4,372	(2)	2,584	13,236	995,765	1,009,001
Home equity and other	267	296	—		681	1,244	351,463	352,707
Total	4,823	2,020	4,372		3,265	14,480	1,347,228	1,361,708	(3)
Total loans	$4,823	$2,020	$4,372		$10,055	$21,270	$7,405,050	$7,426,320
%	0.06%	0.03%	0.06%		0.14%	0.29%	99.71%	100.00%

(1)     Includes loans whose repayments are insured by the FHA or guaranteed by the VA or Small Business Administration ("SBA") of $10.2 million and $10.6 million at September 30, 2023 and December 31, 2022, respectively.
(2)    FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)    Includes $1.2 million and $5.9 million of loans at September 30, 2023 and December 31, 2022, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.

Loan Modifications

The Company provides modifications to borrowers experiencing financial difficulty ("MBFD"), which may include delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications in the quarters and nine months ended September 30, 2023 and 2022 did not have a material impact on the ACL. The following tables provide information related to loans modified during the quarters and nine months ended September 30, 2023 and 2022 to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Significant Payment Delay
	Quarter Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$847	0.08%	$682	0.08%	$847	0.08%	$1,209	0.13%
Home equity and other	—	—%	—	—%	—	—%	70	0.02%

	Term Extension
	Quarter Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$9,663	2.51%	—	—%	$10,396	2.70%	$1,570	0.43%
Single family	273	0.02%	—	—%	273	0.02%	270	0.03%

	Interest Rate Reduction and Significant Payment Delay
	Quarter Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$—	—%	$477	0.13%	$—	—%	$477	0.13%

	Interest Rate Reduction and Term Extension
	Quarter Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$—	—%	$—	—%	$—	—%	$819	0.09%

	Significant Payment Delay and Term Extension
	Quarter Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Non-owner occupied CRE	$16,440	2.60%	$—	—%	$16,440	2.60%	$—	—%
Construction/land development	3,871	0.68%	—	—%	3,871	0.68%	—	—%
Single family	1,167	0.11%	4,033	0.44%	2,284	0.21%	13,325	1.47%
Home equity and other	—	—%	—	—%	—	—%	51	0.01%

	Interest Rate Reduction, Significant Payment Delay and Term Extension
	Quarter Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$—	—%	$294	0.03%	$192	0.02%	$7,185	0.79%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Interest Rate Reduction
	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial business	—	Reduced weighted-average contractual interest rate from 5.72% to 4.00%.	—	Reduced weighted-average contractual interest rate from 5.72% to 4.00%.
Single family	—	Reduced weighted-average contractual interest rate from 4.38% to 4.13%.	Reduced weighted-average contractual interest rate from 5.25% to 5.00%.	Reduced weighted-average contractual interest rate from 4.35% to 3.39%.

Significant Payment Delay
	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-owner occupied CRE	The weighted average duration of loan payments deferred is 1.6 years.	—	The weighted average duration of loan payments deferred is 1.6 years.	—
Construction/land development	The weighted average duration of loan payments deferred is 2.1 years.	—	The weighted average duration of loan payments deferred is 2.1 years.	—
Single Family	Provided payment deferrals to borrowers. A weighted average 1.08% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 1.83% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.48% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.22% of loan balances were capitalized and added to the remaining term of the loan.
Home equity and other	—	—	—	Provided payment deferrals to borrowers. A weighted average 3.44% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-owner occupied CRE	Added a weighted average 1.6 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	—	Added a weighted average 1.6 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	—
Construction/land development	Added a weighted average 2.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	—	Added a weighted average 2.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	—
Commercial business	Added a weighted average 1.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	—	Added a weighted average 1.2 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 0.8 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Single family	Added a weighted average 3.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 3.6 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 4.6 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 4.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Home equity and other	—	—	—	Added a weighted average 16.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table depicts the payment status of loans that were classified as MBFDs on or after July 1, 2022 through June 30, 2023:

	Payment Status (Amortized Cost Basis) at September 30, 2023
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Non-owner occupied CRE	$16,440	$—	$—
Construction/land development	3,871	—	—
Commercial business	14,335	—	—
Single family	8,090	700	518
Total	$42,736	$700	$518
The following tables provide the amortized cost basis as of September 30, 2023 of MBFDs on or after July 1, 2022 through June 30, 2023 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Quarter Ended September 30, 2023
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Commercial business	$—	$2,990	$—	$—	$—
Single family	235	—	—	634	70

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Nine Months Ended September 30, 2023
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Commercial business	$—	$2,990	$—	$—	$—
Single family	235	—	—	2,879	1,162

The following tables presents loans that were modified from January 1, 2022 through June 30, 2022 and subsequently had a payment default.

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Quarter Ended September 30, 2022
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Single family	$—	$—	$—	$—	$553

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Nine Months Ended September 30, 2022
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Single family	$—	$—	$—	$172	$1,555

NOTE 4–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At September 30, 2023		At December 31, 2022
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,437,057	—%	$1,399,912	—%
Interest bearing:
Interest-bearing demand deposits	352,529	0.21%	466,490	0.10%
Savings	284,663	0.06%	258,977	0.06%
Money market	1,723,924	1.67%	2,383,209	1.22%
Certificates of deposit	2,947,378	4.13%	2,943,331	3.07%
Total interest bearing deposits	5,308,494	2.82%	6,052,007	1.98%
Total deposits	$6,745,551	2.25%	$7,451,919	1.61%

Certificates of deposit outstanding mature as follows:

(in thousands)	September 30, 2023

Within one year	$2,855,303
One to two years	66,263
Two to three years	13,283
Three to four years	5,160
Four to five years	7,027
Thereafter	342
Total	$2,947,378

The aggregate amount of certificate of deposits in denominations of more than the FDIC limit of $250 thousand at September 30, 2023 and December 31, 2022 were $162 million and $189 million, respectively. There were $973 million and $1.4 billion of brokered deposits at September 30, 2023 and December 31, 2022, respectively.

NOTE 5–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives, which are included in other assets or accounts payable and other liabilities on the consolidated balance sheet, consist of the following:

	At September 30, 2023
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$53,602	$479	$(74)
Interest rate lock commitments	34,513	118	(193)
Interest rate swaps	238,837	14,916	(14,916)
Futures	5,100	—	(2)
Options	8,900	7	—
Total derivatives before netting	$340,952	15,520	(15,185)
Netting adjustment/Cash collateral (1)		(14,908)	(245)
Carrying value on consolidated balance sheet		$612	$(15,430)

	At December 31, 2022
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$51,252	$293	$(151)
Interest rate lock commitments	17,463	141	(36)
Interest rate swaps	236,533	13,093	(13,093)
Futures	23,000	18	—
Options	14,000	218	—
Total derivatives before netting	$342,248	$13,763	$(13,280)
Netting adjustment/Cash collateral (1)		(12,870)	101
Carrying value on consolidated balance sheet		$893	$(13,179)
(1)    Includes net cash collateral received of $15.2 million and $12.8 million at September 30, 2023 and December 31, 2022, respectively.

The following table presents gross fair value and net carrying value information for derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At September 30, 2023
Derivative assets	$15,520	$(14,908)	$612
Derivative liabilities	(15,185)	(245)	(15,430)
At December 31, 2022
Derivative assets	$13,763	$(12,870)	$893
Derivative liabilities	(13,280)	101	(13,179)
(1)    Includes net cash collateral received of $15.2 million and $12.8 million at September 30, 2023 and December 31, 2022, respectively.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in other assets. Payables related to cash collateral that has been received from counterparties are included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At September 30, 2023 and December 31, 2022, the Company had liabilities of $15.2 million and $12.8 million, respectively, in cash collateral received from counterparties and receivables of $0.02 million and $0.03 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$513	$958	$780	$8,221
Loan servicing income (loss) (2)	(247)	(422)	(1,475)	(12,051)
Other (3)	1	—	—	160
(1)Comprised of forward contracts used as an economic hedge of loans held for sale and interest rate lock commitments ("IRLCs") to customers.
(2)Comprised of futures, US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers and broker dealer counterparties.

The notional amount of open interest rate swap agreements executed with commercial banking customers and broker dealer counterparties at September 30, 2023 and December 31, 2022 were $239 million and $237 million, respectively.

NOTE 6–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

(in thousands)	At September 30, 2023	At December 31, 2022

Single family	$23,945	$14,075
CRE, multifamily and SBA	9,934	3,252
Total	$33,879	$17,327

Loans sold consisted of the following for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Single family	$101,575	$131,228	$257,835	$641,921
CRE, multifamily and SBA	2,821	29,965	16,220	129,394
Total	$104,396	$161,193	$274,055	$771,315

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Single family	$2,267	$1,778	$6,656	$11,896
CRE, multifamily and SBA	105	869	582	4,317
Total	$2,372	$2,647	$7,238	$16,213

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At September 30, 2023	At December 31, 2022

Single family	$5,349,832	$5,436,899
CRE, multifamily and SBA	1,900,102	1,938,484
Total	$7,249,934	$7,375,383

The following is a summary of changes in the Company's liability for estimated single-family mortgage repurchase losses:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$1,728	$1,491	$2,232	$1,312
Additions, net of adjustments (1)	(73)	838	(184)	1,329
Realized (losses) recoveries, net (2)	(10)	(370)	(403)	(682)
Balance, end of period	$1,645	$1,959	$1,645	$1,959
(1) Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2) Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $3.1 million and $1.6 million were recorded in other assets as of September 30, 2023 and December 31, 2022, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At September 30, 2023 and December 31, 2022, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $5.6 million and $6.9 million, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Servicing income, net:
Servicing fees and other	$6,405	$7,673	$19,666	$25,501
Amortization of single family MSRs (1)	(1,564)	(2,112)	(4,874)	(8,052)
Amortization of multifamily and SBA MSRs	(1,374)	(1,828)	(4,363)	(5,877)
Total	3,467	3,733	10,429	11,572
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	785	1,989	1,794	16,615
Net gain (loss) from economic hedging	(1,160)	(2,981)	(2,833)	(18,481)
Total	(375)	(992)	(1,039)	(1,866)
Loan servicing income	$3,092	$2,741	$9,390	$9,706
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Beginning balance	$76,314	$76,481	$76,617	$61,584
Additions and amortization:
Originations	935	1,453	2,473	7,664
Purchases	—	—	460	—
Amortization (1)	(1,564)	(2,112)	(4,874)	(8,052)
Net additions and amortization	(629)	(659)	(1,941)	(388)
Changes in fair value assumptions (2)	785	1,989	1,794	16,615
Ending balance	$76,470	$77,811	$76,470	$77,811
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2023	2022	2023	2022

Constant prepayment rate ("CPR") (2)	15.13%	13.06%	14.20%	10.72%
Discount rate	11.70%	10.36%	10.83%	9.19%
(1) Based on a weighted average.
(2) Represents an expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At September 30, 2023		At December 31, 2022
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs	6.20% - 25.30%	6.50%	6.01% - 11.10%	8.19%
Discount Rates	10.00% - 17.00%	10.93%	9.74% - 16.88%	10.66%
(1) Weighted averages of all the inputs within the range.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At September 30, 2023

Fair value of single family MSR	$76,470
Expected weighted-average life (in years)	8.45
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(316)
Impact on fair value of 50 basis points adverse change in interest rates	$(706)
Discount rate
Impact on fair value of 100 basis points increase	$(1,162)
Impact on fair value of 200 basis points increase	$(2,894)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Beginning balance	$32,477	$38,130	$35,256	$39,415
Originations	38	517	248	3,281
Amortization	(1,374)	(1,828)	(4,363)	(5,877)
Ending balance	$31,141	$36,819	$31,141	$36,819

NOTE 7–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of September 30, 2023 and December 31, 2022, the total unpaid principal balance of loans sold under this program was $1.8 billion. The Company's reserve liability related to this arrangement totaled $0.5 million and $0.6 million at September 30, 2023 and December 31, 2022, respectively. There were no actual losses incurred under this arrangement during the quarters and nine months ended September 30, 2023 and 2022.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.3 billion and $5.4 billion as of September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets, of $1.6 million and $2.2 million, respectively.

NOTE 8–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022

Net income (loss)	$2,295	$20,367	$(24,089)	$58,039

Weighted average shares:
Basic weighted-average number of common shares outstanding	18,792,893	18,716,864	18,774,593	19,000,007
Dilutive effect of outstanding common stock equivalents	—	79,873	—	137,841
Diluted weighted-average number of common shares outstanding	18,792,893	18,796,737	18,774,593	19,137,848
Net income (loss) per share:
Basic earnings per share	$0.12	$1.09	$(1.28)	$3.05
Diluted earnings per share (1)	0.12	1.08	(1.28)	3.03
(1) Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the quarters and nine months ended September 30, 2023 and 2022 were certain unvested RSUs and PSUs. On a weighted average basis, 236,628 and 118,746 unvested stock units convertible into shares of common stock were excluded at September 30, 2023 and 2022, respectively, because their effect would have been anti-dilutive.

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$21,591	$21,591	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	182,969	—	181,174	1,795
Commercial	47,563	—	47,563	—
Collateralized mortgage obligations:
Residential	479,556	—	479,556	—
Commercial	58,752	—	58,752	—
Municipal bonds	378,298	—	378,298	—
Corporate debt securities	38,968	—	38,968	—
U.S. Treasury securities	19,445	—	19,445	—
Agency debentures	65,103	—	65,103	—
Single family LHFS	23,945	—	23,945	—
Single family LHFI	1,225	—	—	1,225
Single family mortgage servicing rights	76,470	—	—	76,470
Derivatives
Forward sale commitments	479	—	479	—
Options	7	7	—	—
Interest rate lock commitments	118	—	—	118
Interest rate swaps	14,916	—	14,916	—
Total assets	$1,409,405	$21,598	$1,308,199	$79,608
Liabilities:
Derivatives
Futures	$2	$2	$—	$—
Forward sale commitments	74	—	74	—
Interest rate lock commitments	193	—	—	193
Interest rate swaps	14,916	—	14,916	—
Total liabilities	$15,185	$2	$14,990	$193

	At December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$18,997	$18,997	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	197,262	—	195,321	1,941
Commercial	56,049	—	56,049	—
Collateralized mortgage obligations:
Residential	553,039	—	553,039	—
Commercial	70,519	—	70,519	—
Municipal bonds	411,548	—	411,548	—
Corporate debt securities	42,945	—	42,877	68
U.S. Treasury securities	19,934	—	19,934	—
Agency debentures	27,478	—	27,478	—
Single family LHFS	14,075	—	14,075	—
Single family LHFI	5,868	—	—	5,868
Single family mortgage servicing rights	76,617	—	—	76,617
Derivatives
Futures	18	18	—	—
Options	218	218	—	—
Forward sale commitments	293	—	293	—
Interest rate lock commitments	141	—	—	141
Interest rate swaps	13,093	—	13,093	—
Total assets	$1,508,094	$19,233	$1,404,226	$84,635
Liabilities:
Derivatives
Forward sale commitments	$151	$—	$151	$—
Interest rate lock commitments	36	—	—	36
Interest rate swaps	13,093	—	13,093	—
Total liabilities	$13,280	$—	$13,244	$36

There were no transfers between levels of the fair value hierarchy during the quarters and nine months ended September 30, 2023 and 2022.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarters and nine months ended September 30, 2023 and 2022, see Note 6, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $1.2 million and $5.9 million at September 30, 2023 and December 31, 2022, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

September 30, 2023
Investment securities AFS	$1,795	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	1,225	Income approach	Implied spread to benchmark interest rate curve	3.19%	5.64%	3.99%
Interest rate lock commitments, net	(75)	Income approach	Fall-out factor	0.40%	17.28%	8.36%
			Value of servicing	0.38%	1.11%	0.74%
December 31, 2022
Investment securities AFS	$2,009	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	5,868	Income approach	Implied spread to benchmark interest rate curve	2.87%	5.15%	4.14%
Interest rate lock commitments, net	105	Income approach	Fall-out factor	0.10%	17.50%	6.43%
			Value of servicing	0.54%	1.11%	0.95%

We had no LHFS where the fair value was not derived with significant observable inputs at September 30, 2023 and December 31, 2022.

The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Quarter Ended September 30, 2023
Investment securities AFS	$1,913	$—	$—	$(48)	$(70)	$1,795
Single family LHFI	1,269	—	—	—	(44)	1,225
Quarter Ended September 30, 2022
Investment securities AFS	$2,160	$—	$—	$(48)	$(79)	$2,033
Single family LHFI	6,508	—	—	—	(658)	5,850
Nine Months Ended September 30, 2023
Investment securities AFS	$2,009	$—	$—	$(144)	$(70)	$1,795
Single family LHFI	5,868	—	—	(4,607)	(36)	1,225
Nine Months Ended September 30, 2022
Investment securities AFS	$2,482	$—	$—	$(145)	$(304)	$2,033
Single family LHFI	7,287	—	—	—	(1,437)	5,850
(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Beginning balance, net	$79	$322	$105	$2,484
Total realized/unrealized gains (losses)	371	70	1,484	(769)
Settlements	(525)	(752)	(1,664)	(2,075)
Ending balance, net	$(75)	$(360)	$(75)	$(360)

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

The following table presents assets classified as Level 3 that had changes in their recorded fair value for the periods indicated and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value	Total Gains (Losses)

At or for the Quarter Ended September 30, 2023
LHFI (1)	$3,774	$(579)
At or for the Nine Months Ended September 30, 2023
LHFI (1)	$3,774	$(854)
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$226,704	$226,704	$226,704	$—	$—
Investment securities HTM	2,389	2,293	—	2,293	—
LHFI	7,399,276	6,858,955	—	—	6,858,955
LHFS – multifamily and other	9,934	9,959	—	9,959	—
Mortgage servicing rights – multifamily and SBA	31,141	36,271	—	—	36,271
Federal Home Loan Bank stock	59,330	59,330	—	59,330	—
Other assets - GNMA EBO loans	5,558	5,558	—	—	5,558
Liabilities:
Certificates of deposit	$2,947,378	$2,929,803	$—	$2,929,803	$—
Borrowings	1,873,000	1,856,840		1,856,840
Long-term debt	224,671	150,333	—	150,333	—

	At December 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$72,828	$72,828	$72,828	$—	$—
Investment securities HTM	2,441	2,385	—	2,385	—
LHFI	7,378,952	6,988,363	—	—	6,988,363
LHFS – multifamily and other	3,252	3,291	—	3,291	—
Mortgage servicing rights – multifamily and SBA	35,256	39,792	—	—	39,792
Federal Home Loan Bank stock	49,305	49,305	—	49,305	—
Other assets-GNMA EBO loans	6,918	6,918	—	—	6,918
Liabilities:
Certificates of deposit	$2,943,331	$2,910,301	$—	$2,910,301	$—
Borrowings	1,016,000	1,014,973	—	1,014,973	—
Long-term debt	224,404	202,338	—	202,338	—

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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At September 30, 2023			At December 31, 2022
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$23,945	$24,026	$(81)	$14,075	$13,914	$161

NOTE 10–BORROWINGS:
During the first nine months of 2023, the Company borrowed $745 million and repaid $100 million from the Federal Reserve Bank (“FRB”) under the Bank Term Funding Program (“BTFP”). The BTFP offers up to one year fixed-rate term borrowings that are prepayable without penalty.

The balances, maturity and rate of the outstanding borrowings from the FHLB and the FRB BTFP were as follows at September 30, 2023:

(dollars in thousands)	Amount	Weighted Average Rate

Within one year	$873,000	4.87%
One to three years	450,000	4.56%
Three through five years	550,000	4.35%
Total	$1,873,000	4.64%

NOTE 11–COMMITMENTS AND CONTINGENCIES:

As of September 30, 2023, HomeStreet was obligated on a $146 million letter of credit to the FHLB which is being used as collateral for public fund deposits.

NOTE 12–SUBSEQUENT EVENTS:

On October 26, 2023, the Board authorized a dividend of $0.10 per share, payable on November 22, 2023 to shareholders of record on November 8, 2023.

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

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of the loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and losses given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model and assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade for all periods, the amount of the ACL at September 30, 2023 would increase by approximately $8 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

The valuation of MSRs is based on various assumptions which are set forth in Note 6–Mortgage Banking Operations of the financial statements. Note 6 also provides sensitivity analysis based on the assumptions used. The sensitivity analyses are hypothetical and have been provided to indicate the potential impact that changes in assumptions may have on the estimate of the fair value of MSRs.

Summary Financial Data

	Quarter Ended		Nine Months Ended September 30,
(in thousands, except per share data and FTE data)	September 30, 2023	June 30, 2023	2023	2022

Select Income Statement data:
Net interest income	$38,912	$43,476	$131,764	$177,620
Provision for credit losses	(1,110)	(369)	(886)	(9,000)
Noninterest income	10,464	10,311	30,965	41,893
Noninterest expense	49,089	90,781	192,361	154,999
Net income (loss):
Before income tax (benefit) expense	1,397	(36,625)	(28,746)	73,514
Total	2,295	(31,442)	(24,089)	58,039
Net income (loss) per share - diluted	0.12	(1.67)	(1.28)	3.03
Core net income: (1)
Total	2,295	3,180	10,533	58,039
Core net income per share - diluted	0.12	0.17	0.56	3.03
Select Performance Ratios:
Return on average equity - annualized	1.7%	(21.7)%	(5.7)%	12.2%
Return on average tangible equity - annualized (1)	2.2%	2.9%	3.1%	13.0%
Return on average assets - annualized
Net income (loss)	0.10%	(1.32)%	(0.34)%	0.96%
Core (1)	0.10%	0.13%	0.15%	0.96%
Efficiency ratio (1)	98.3%	93.7%	92.7%	71.2%
Net interest margin	1.74%	1.93%	1.96%	3.17%
Other data
Full time equivalent employees	901	910	910	935
(1)Core net income, return on average tangible equity, core return on average assets and the efficiency ratio are non-GAAP financial measures. For a reconciliation of core net income, core return on average assets and return on average tangible equity to the nearest comparable GAAP financial measure and the computation of the efficiency ratio, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of
(in thousands, except share and per share data)	September 30, 2023	December 31, 2022

Selected Balance Sheet Data
Loans held for sale	$33,879	$17,327
Loans held for investment, net	7,400,501	7,384,820
ACL	40,000	41,500
Investment securities	1,294,634	1,400,212
Total assets	9,458,751	9,364,760
Deposits	6,745,551	7,451,919
Borrowings	1,873,000	1,016,000
Long-term debt	224,671	224,404
Total shareholders' equity	502,487	562,147
Other data:
Book value per share	$26.74	$30.01
Tangible book value per share (1)	$26.18	$28.41
Total equity to total assets	5.3%	6.0%
Tangible common equity to tangible assets (1)	5.2%	5.7%
Shares outstanding at period end	18,794,030	18,730,380
Loans to deposit ratio	110.8%	99.9%

Credit Quality:
ACL to total loans (2)	0.55%	0.57%
ACL to nonaccrual loans	103.2%	412.7%
Nonaccrual loans to total loans	0.52%	0.14%
Nonperforming assets to total assets	0.42%	0.13%
Nonperforming assets	$39,749	$11,893
Regulatory Capital Ratios:
Bank
Tier 1 leverage	8.49%	8.63%
Total risk-based capital	13.32%	12.59%
Common equity Tier 1 capital	12.64%	11.92%
Company
Tier 1 leverage	7.01%	7.25%
Total risk-based capital	12.62%	11.53%
Common equity Tier 1 capital	9.52%	8.72%
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

Current Developments
Our core financial results continue to be adversely impacted by increases in interest rates. We have continued to raise new deposits through promotional certificates of deposit and have reduced new loan originations. Additionally, we have reduced controllable expenses where possible, reduced staff to the minimum levels to transact current business volume in a safe and sound manner and we have focused our new loan origination activity primarily on floating rate products such as commercial and industrial loans, residential construction loans and home equity loans.

Our net interest margin decreased in the first nine months of 2023 due to decreases in lower cost transaction and savings deposits and overall higher funding costs. We expect that any future migration of lower cost deposit accounts to higher yielding alternatives to be replaced with higher cost promotional deposit accounts or wholesale funding alternatives.

Management's Overview of the Third Quarter 2023 Financial Performance

Third Quarter of 2023 Compared to the Second Quarter of 2023

Non-core amounts: During the second quarter of 2023, the non-core item is a $39.9 million goodwill impairment charge.

General: Our net income (loss) and income (loss) before taxes were $2.3 million and $1.4 million, respectively, in the third quarter of 2023, as compared to $(31.4) million and $(36.6) million, respectively, in the second quarter of 2023. Our core net income and core income before taxes in the third quarter of 2023 were $2.3 million and $1.4 million, respectively, as compared to $3.2 million and $3.2 million, respectively, in the second quarter of 2023, which excludes the impact of the goodwill impairment charge. The $1.8 million decrease in core income before taxes was due to lower net interest income which was partially offset by a larger recovery of allowance for credit losses and lower noninterest expense.

Income Taxes: The income tax benefit realized in the third quarter of 2023 was due to the recognition of return to accrual differences related to tax exempt income. Our effective tax rate for the second quarter of 2023 of 14.2% was significantly impacted by the goodwill impairment charge, a portion of which was not deductible for tax purposes. Our core income effective tax rate for the second quarter of 2023 was 1.6%, which is lower than our statutory tax rate of 24.7% primarily due to the significantly higher proportion of tax exempt revenues in comparison to our overall core income before tax.

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

	Quarter Ended
	September 30, 2023			June 30, 2023
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$7,461,220	$86,118	4.54%	$7,499,800	$86,051	4.56%
Investment securities (1)	1,356,410	13,232	3.90%	1,444,819	13,790	3.82%
FHLB Stock, Fed Funds and other	189,730	2,498	5.18%	165,188	2,022	4.87%
Total interest-earning assets	9,007,360	101,848	4.46%	9,109,807	101,863	4.45%
Noninterest-earning assets	426,288			453,010
Total assets	$9,433,648			$9,562,817
Liabilities and shareholders' equity:
Interest-bearing deposits: (2)
Demand deposits	$356,986	$162	0.18%	$413,438	$271	0.26%
Money market and savings	2,120,304	7,773	1.45%	2,291,841	7,951	1.38%
Certificates of deposit	2,614,735	25,905	3.93%	2,879,546	27,171	3.78%
Total	5,092,025	33,840	2.63%	5,584,825	35,393	2.54%
Borrowings:
Borrowings	2,051,584	24,847	4.81%	1,630,102	18,829	4.62%
Long-term debt	224,614	3,107	5.49%	224,523	3,009	5.34%
Total interest-bearing liabilities	7,368,223	61,794	3.33%	7,439,450	57,231	3.08%
Noninterest-bearing liabilities:
Demand deposits (2)	1,430,834			1,437,133
Other liabilities	99,222			104,062
Total liabilities	8,898,279			8,980,645
Shareholders' equity	535,369			582,172
Total liabilities and shareholders' equity	$9,433,648			$9,562,817
Net interest income		$40,054			$44,632
Net interest rate spread			1.13%			1.37%
Net interest margin			1.74%			1.93%

(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.1 million and $1.2 million for the quarters ended September 30, 2023 and June 30, 2023, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 2.06% and 2.02% for the quarters ended September 30, 2023 and June 30, 2023, respectively.

Our net interest income in the third quarter of 2023 was $4.6 million lower than the second quarter of 2023 due to a decrease in our net interest margin from 1.93% to 1.74%. The decrease in our net interest margin was due to a 25 basis point increase in the cost of interest-bearing liabilities caused in part by an increase in the proportion of higher cost borrowings to the total balance of interest-bearing liabilities. The increase in the cost of interest-bearing liabilities was due to overall higher deposit, long term debt and borrowing costs. During the third quarter, the cost of deposits increased 4 basis points during the third quarter, the cost of long term debt increased 15 basis points and the cost of borrowings increased 19 basis points. The increases in the rates paid on interest-bearing liabilities were due to the significant increases in market interest rates during 2023.

Provision for Credit Losses: A $1.1 million recovery of our allowance for credit losses was recognized during the third quarter of 2023 compared to a $0.4 million recovery of our allowance for credit losses in the second quarter of 2023. The recovery for the third quarter of 2023 was primarily due to reduced levels of higher risk land and development loans which resulted in lower expected losses. The recovery in the second quarter of 2023 reflects a decrease in our unfunded commitment reserve as our allowance for credit losses remained unchanged at $41.5 million and our net charge-offs realized in the quarter were nominal.

Noninterest Income consisted of the following:

	Quarter Ended
(in thousands)	September 30, 2023	June 30, 2023

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$2,267	$2,171
CRE, multifamily and SBA	105	285
Loan servicing income	3,092	3,259
Deposit fees	2,455	2,704
Other	2,545	1,892
Total noninterest income	$10,464	$10,311
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	September 30, 2023	June 30, 2023

Single family servicing income, net
Servicing fees and other	$3,852	$3,868
Changes - amortization (1)	(1,564)	(1,626)
Net	2,288	2,242
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	785	1,320
Net gain (loss) from economic hedging	(1,160)	(1,592)
Subtotal	(375)	(272)
Single Family servicing income	1,913	1,970

Commercial loan servicing income:
Servicing fees and other	2,553	2,724
Amortization of capitalized MSRs	(1,374)	(1,435)
Total	1,179	1,289
Total loan servicing income	$3,092	$3,259
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Noninterest income in the third quarter of 2023 was consistent with the second quarter of 2023.

Noninterest Expense consisted of the following:

	Quarter Ended
(in thousands)	September 30, 2023	June 30, 2023

Noninterest expense
Compensation and benefits	$27,002	$27,776
Information services	7,579	7,483
Occupancy	5,306	5,790
General, administrative and other	9,202	9,875
Goodwill impairment charge	—	39,857
Total noninterest expense	$49,089	$90,781

The $41.7 million decrease in noninterest expenses in the third quarter of 2023, as compared to the second quarter of 2023 was primarily due to a $39.9 million goodwill impairment charge in the second quarter of 2023.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Non-core amounts: During the nine months ended September 30, 2023, the non-core item is a $39.9 million goodwill impairment charge.

General: Our net income (loss) and income (loss) before taxes were $(24.1) million and $(28.7) million, respectively, in the nine months ended September 30, 2023, as compared to $58.0 million and $73.5 million, respectively, in the nine months ended September 30, 2022. Our core net income and core income before taxes in the nine months ended September 30, 2023, which excludes the impact of the goodwill impairment charge, was $10.5 million and $11.1 million, as compared to $58.0 million and $73.5 million, respectively, in the nine months ended September 30, 2022. The $62.4 million decrease in core income before taxes was due to a lower net interest income, a lower recovery of provision for credit losses and lower noninterest income, partially offset by lower noninterest expense.

Income Taxes: Our effective tax rate of 16.2% during the nine months ended September 30, 2023 was significantly impacted by the goodwill impairment charge, a portion of which was not deductible for tax purposes. Our core income effective tax rate for the first nine months of 2023 and 2022 was 5.2% and 21.1% respectively, which is lower than our statutory tax rate of 24.7% and 25.3%, respectively, primarily due to the significantly higher proportion of tax exempt revenues in comparison to our overall core income before tax. Our effective tax rate in the nine months ended September 30, 2022 was also lower than the statutory rate due to the benefits of tax advantaged loans and investments and reductions in taxes on income related to excess tax benefits resulting from the vesting of stock awards during the period.

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

	Nine Months Ended September 30,
	2023			2022
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$7,477,454	$254,959	4.51%	$6,336,185	$186,665	3.90%
Investment securities (1)	1,417,438	40,755	3.83%	1,139,761	25,389	2.97%
FHLB Stock, Fed Funds and other	160,833	6,270	5.19%	86,752	1,655	2.50%
Total interest-earning assets	9,055,725	301,984	4.42%	7,562,698	213,709	3.74%
Noninterest-earning assets	452,976			512,452
Total assets	$9,508,701			$8,075,150
Interest-bearing liabilities:
Interest-bearing deposits: (2)
Demand deposits	$399,962	$732	0.24%	$536,956	$517	0.13%
Money market and savings	2,320,958	23,077	1.32%	3,009,398	6,081	0.27%
Certificates of deposit	2,736,363	74,794	3.65%	1,098,255	6,900	0.84%
Total	5,457,283	98,603	2.41%	4,644,609	13,498	0.39%
Borrowings:
Borrowings	1,677,276	59,016	4.69%	790,907	11,922	1.99%
Long-term debt	224,525	9,081	5.37%	217,732	7,082	4.33%
Total interest-bearing liabilities	7,359,084	166,700	3.02%	5,653,248	32,502	0.76%
Noninterest-bearing liabilities:
Demand deposits (2)	1,459,506			1,662,465
Other liabilities	124,911			124,606
Total liabilities	8,943,501			7,440,319
Shareholders' equity	565,200			634,831
Total liabilities and shareholders' equity	$9,508,701			$8,075,150
Net interest income		$135,284			$181,207
Net interest spread			1.40%			2.98%
Net interest margin			1.96%			3.17%
(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $3.5 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 1.90% and 0.29% for the nine months ended September 30, 2023 and 2022, respectively.

Net interest income for the nine months ended September 30, 2023 decreased $45.9 million as compared to the nine months ended September 30, 2022 due primarily to a decrease in our net interest margin partially offset by increases in the average balance of interest earning assets. The increase in interest-earning assets was due to loan originations and purchases of investment securities during 2022. Our net interest margin decreased from 3.17% in the nine months ended September 30, 2022 to 1.96% in the nine months ended September 30, 2023 due to a 226 basis point increase in the rates paid on interest-bearing liabilities which was partially offset by a 68 basis point increase in the yield on interest earning assets. Yields on interest-earning assets increased as the yields on loan originations during the last two years were higher than the rates of our existing portfolio of loans and yields on adjustable rate loans increased due to increases in the indexes on which their pricing is based. The higher yields on our investment securities were primarily due to adjustments to yields realized from longer estimated lives of certain securities and the yields of securities purchased during the past year being higher than the yields on our existing portfolio. The increase in the rates paid on our interest-bearing liabilities was due to higher deposit costs, higher borrowing costs and an increase in the proportion of higher cost borrowings used as our sources of funding. The increases in the rates paid on deposits were due to the significant increase in market interest rates over the prior year and the decrease in the proportion of noninterest-bearing deposits to total deposits. Our average borrowings increased by $886 million to fund the growth of our loan portfolio and investment securities. Our cost of borrowings increased from 199 basis points during the nine months ended September 30, 2022 to 469 basis points during the nine months ended September 30, 2023 due to the significant increase in market interest rates during the last two years.

Provision for Credit Losses: A $0.9 million recovery of our allowance for credit losses was recognized during the nine months ended September 30, 2023 compared to a $9.0 million recovery of our allowance for credit losses in the nine months ended September 30, 2022. The recovery of our allowance for credit losses in 2023 was the result of economic conditions performing better than expected, improved single-family collateral forecasts, changes in portfolio composition and a decrease in our unfunded commitment reserve offset slightly by deteriorated commercial collateral conditions. The recovery of our allowance for credit losses in 2022 was the result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio.

Noninterest Income consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2023	2022

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$6,656	$11,896
Commercial	582	4,317
Loan servicing income	9,390	9,706
Deposit fees	7,817	6,516
Other	6,520	9,458
Total noninterest income	$30,965	$41,893
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2023	2022

Single family servicing income, net
Servicing fees and other	$11,643	$11,809
Changes - amortization (1)	(4,874)	(8,052)
Net	6,769	3,757
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	1,794	16,615
Net gain (loss) from economic hedging	(2,833)	(18,481)
Subtotal	(1,039)	(1,866)
Single Family servicing income	5,730	1,891

Commercial loan servicing income:
Servicing fees and other	8,023	13,692
Amortization of capitalized MSRs	(4,363)	(5,877)
Total	3,660	7,815
Total loan servicing income	$9,390	$9,706

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was due to a decrease in gain on loan origination and sale activities and other income, which was partially offset by higher deposit fees. The $9.0 million decrease in gain on loan origination and sale activities was due to a $5.2 million decrease in single family gain on loan origination and sale activities and a $3.7 million decrease in commercial real estate and commercial and industrial gain on loan origination and sale activities. The decrease in single family gain on loan origination and sale activities was due to a decrease in rate lock volume as a result of the effects of increasing mortgage interest rates. The decrease in commercial real estate and commercial and industrial gain on loan origination and sale activities was primarily due to an 87% decrease in loans sold volume as a result of increasing interest rates. The $2.9 million decrease in other income was primarily due to a $4.3 million gain on sale of branches realized in the nine months ended September 30, 2022. The $1.3 million increase in deposit fee income was primarily due to higher early withdrawals fees.

Noninterest Expense consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2023	2022

Noninterest expense
Compensation and benefits	$84,031	$89,563
Information services	22,207	21,880
Occupancy	16,834	18,315
General, administrative and other	29,432	25,241
Goodwill impairment charge	39,857	—
Total noninterest expense	$192,361	$154,999

The $37.4 million increase in noninterest expenses in the nine months ended September 30, 2023 as compared to nine months ended September 30, 2022 was due to a $39.9 million goodwill impairment charge and higher general, administrative and other costs which were partially offset by lower compensation and benefit costs and occupancy costs. The $5.5 million decrease in compensation and benefit costs was primarily due to reduced commission expense on lower loan origination volumes in our single family mortgage operations, lower staffing levels and lower bonus expense, which were partially offset by wage increases given in the first nine months of 2023 and a reduction in deferred costs due to lower levels of loan production. The increase in general, administrative and other costs was primarily due to higher FDIC fees due to our larger asset base, which were partially offset by a reduction in legal fees due to charges related to nonrecurring costs expended on litigation activities and legal matters in the nine months ended September 30, 2022.

Financial Condition

During the nine months ended September 30, 2023, our total assets increased $94 million due primarily to a $154 million increase in cash. Loans held for investment were relatively unchanged as $1.0 billion of originations was offset by prepayments and scheduled payments of $1.0 billion. During the first nine months of 2023 total liabilities increased $154 million due to an increase in borrowings, partially offset by a decrease in deposits. The $706 million decrease in deposits was due to a $473 million decrease in brokered certificates of deposit and a $1.1 billion decrease in non-certificates of deposit balances which were partially offset by a $455 million increase in certificates of deposit balances related to our promotional products. The decrease in deposits was offset by $373 million in deposits that we acquired as part of the branch acquisition in the first quarter of 2023. The $857 million of additional borrowings were used to replace maturing brokered deposits and increase our on-balance sheet cash balances.

Credit Risk Management

As of September 30, 2023, our ratio of nonperforming assets to total assets remained low at 0.42% while our ratio of total loans delinquent over 30 days to total loans was 0.64%. The increase in nonaccrual assets during the first nine months of 2023 was due to one customer relationship which consists of $27 million of loans that were classified as collateral dependent and nonaccrual in the second quarter of 2023. These loans are current in their payments and are overcollateralized. Our overall ratio of ACL to LHFI was 0.55% at September 30, 2023 as compared to 0.57% at December 31, 2022.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	At September 30, 2023		At December 31, 2022
(in thousands)	Amount	Rate (1)	Amount	Rate (1)

CRE
Non-owner occupied CRE	$2,365	0.37%	$2,102	0.32%
Multifamily	10,706	0.27%	10,974	0.28%
Construction/land development
Multifamily construction	1,592	1.12%	998	1.05%
CRE construction	153	0.83%	196	1.03%
Single family construction	9,745	3.63%	12,418	3.51%
Single family construction to permanent	991	0.72%	1,171	0.74%
Total	25,552	0.50%	27,859	0.53%
Commercial and industrial loans
Owner occupied CRE	1,102	0.26%	1,030	0.23%
Commercial business	3,601	0.94%	3,247	0.91%
Total	4,703	0.58%	4,277	0.54%
Consumer loans
Single family	5,783	0.58%	5,610	0.62%
Home equity and other	3,962	1.07%	3,754	1.06%
Total	9,745	0.71%	9,364	0.74%
Total ACL	$40,000	0.55%	$41,500	0.57%
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

The Company's primary sources of liquidity include deposits, loan payments and investment securities payments, both principal and interest, borrowings, and proceeds from the sale of loans and investment securities. Borrowings include advances from the FHLB, federal funds purchased, borrowings from the Bank Term Funding Program and borrowing from other financial institutions. Additionally, the Company may sell stock or issue long-term debt to raise funds. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit inflows and outflows and prepayments of loans and investment securities are greatly influenced by interest rates, economic conditions and competition.

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

At September 30, 2023 and December 31, 2022, the Bank had available borrowing capacity of $2.2 billion and $2.6 billion, respectively, from the FHLB, and $331 million and $340 million, respectively, from the FRBSF and $1.2 billion, in both periods, under borrowing lines established with other financial institutions.

Cash Flows

For the nine months ended September 30, 2023, cash and cash equivalents increased by $154 million compared to a decrease of $8 million during the nine months ended September 30, 2022. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2023, net cash of $1.5 million was used in operating activities, as cash generated from earnings was offset by cash used to fund LHFS in excess of proceeds from the sale of loans and increases in other assets. For the nine months ended September 30, 2022, net cash of $209 million was provided by operating activities, primarily from cash proceeds from the sale of loans exceeding cash used to fund LHFS. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt borrowings are sufficient to fund our operating liquidity needs. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months.

Cash flows from investing activities

The Company's investing activities primarily include AFS investment securities and loans originated as held for investment. For the nine months ended September 30, 2023, net cash of $392 million was provided by investing activities primarily from net cash acquired from an acquisition, principal repayments on AFS securities and LHFI principal repayments in excess of originations, partially offset by the purchase of AFS investment securities and net FHLB stock purchases. For the nine months ended September 30, 2022, net cash of $2.4 billion was used in investing activities primarily from the origination of LHFI net of principal repayments and the purchase of AFS investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the nine months ended September 30, 2023, net cash of $237 million was used in financing activities, primarily due to decreases in deposits and dividends paid on our common stock, partially offset by an increase in short-term and long-term borrowings. For the nine months ended September 30, 2022, net cash of $2.2 billion was provided by financing activities, primarily due to an increase in short-term borrowings, growth in deposits and proceeds from the issuance of the subordinated notes, partially offset by repurchases of and dividends paid on our common stock.

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

These commitments include the following:

(in thousands)	At September 30, 2023	At December 31, 2022

Unused consumer portfolio lines	$572,245	$531,784
Commercial portfolio lines (1)	718,051	788,108
Commitments to fund loans	22,183	46,067
Total	$1,312,479	$1,365,959
(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments were $439 million and $525 million at September 30, 2023 and December 31, 2022, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as compared to the respective regulatory requirements applicable to them:

	At September 30, 2023
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$678,863	7.01%	$387,527	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	618,863	9.52%	292,624	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	678,863	10.44%	390,165	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	820,875	12.62%	520,220	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$821,627	8.49%	$387,312	4.0%	$484,139	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	821,627	12.64%	292,409	4.5%	422,369	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	821,627	12.64%	389,879	6.0%	519,839	8.0%
Total risk-based capital (to risk-weighted assets)	865,323	13.32%	519,839	8.0%	649,799	10.0%

	At December 31, 2022
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$693,112	7.25%	$382,467	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	633,112	8.72%	326,876	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	693,112	9.54%	435,834	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	837,828	11.53%	581,112	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$822,891	8.63%	$381,506	4.0%	$476,883	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	822,891	11.92%	310,582	4.5%	448,618	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	822,891	11.92%	414,109	6.0%	552,146	8.0%
Total risk-based capital (to risk-weighted assets)	868,993	12.59%	552,146	8.0%	690,182	10.0%

As of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though both the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At September 30, 2023, capital conservation buffers for the Company and the Bank were 4.44% and 5.32%, respectively.

The Company paid a quarterly cash dividend of $0.10 per common share in the third quarter of 2023 and on October 26, 2023, we declared a cash dividend of $0.10 per common share payable on November 22, 2023 to shareholders of record as of the close of business on November 8, 2023. It is our current intention to continue to pay quarterly dividends, however, the amount and declaration of future cash dividends are subject to our level of profitability, approval by our Board of Directors and certain legal and regulatory restrictions.

We had no material commitments for capital expenditures as of September 30, 2023. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and/or sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	For the Quarter Ended		Nine Months Ended September 30,
(in thousands, except ratio, rate and share data)	September 30, 2023	June 30, 2023	2023	2022

Core net income
Net income (loss)	$2,295	$(31,442)	$(24,089)	$58,039
Adjustments (tax effected)
Goodwill impairment charge	—	34,622	34,622	—
Total	$2,295	$3,180	$10,533	$58,039
Core diluted earnings per share
Fully diluted shares	18,792,893	18,775,022	18,774,593	19,137,848
Ratio	$0.12	$0.17	$0.56	$3.03

Return on average tangible equity (annualized)
Average shareholders' equity	$535,369	$582,172	$565,200	$634,831
Less: Average goodwill and other intangibles	(10,917)	(51,138)	(30,934)	(31,198)
Average tangible equity	$524,452	$531,034	$534,266	$603,633

Core net income (per above)	$2,295	$3,180	$10,533	$58,039
Adjustments (tax effected)
Amortization on core deposit intangibles	614	614	1,687	568
Tangible income applicable to shareholders	$2,909	$3,794	$12,220	$58,607
Ratio	2.2%	2.9%	3.1%	13.0%

Efficiency ratio
Noninterest expense
Total	$49,089	$90,781	$192,361	$154,999
Adjustments:
Goodwill impairment charge	—	(39,857)	(39,857)	—
State of Washington taxes	(572)	(526)	(1,653)	(1,714)
Adjusted total	$48,517	$50,398	$150,851	$153,285

Total revenues
Net interest income	$38,912	$43,476	$131,764	$177,620
Noninterest income	10,464	10,311	30,965	41,893
Gain on sale of branches	—	—	—	(4,270)
Total	$49,376	$53,787	$162,729	$215,243

Ratio	98.3%	93.7%	92.7%	71.2%

Return on Average assets (annualized) - Core
Average Assets	$9,433,648	$9,562,817	$9,508,701	$8,075,150
Core net income - per above	2,295	3,180	10,533	58,039
Ratio	0.10%	0.13%	0.15%	0.96%

Effective tax rate used in computations above (1)	22.0%	22.0%	22.0%	22.0%
(1) ) Effective tax rate indicated is used for all adjustment except the goodwill impairment charge as a portion of this charge was not deductible for tax purposes. Instead, a computed effective rate of 13.1% was used for the goodwill impairment charge.

	As of
(in thousands, except ratio, rate and share data)	September 30, 2023	December 31, 2022

Tangible book value per share
Shareholders' equity	$502,487	$562,147
Less: goodwill and other intangibles	(10,429)	(29,980)
Tangible shareholder's equity	$492,058	$532,167

Common shares outstanding	18,794,030	18,730,380
Computed amount	$26.18	$28.41

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$492,058	$532,167
Tangible assets
Total assets	$9,458,751	$9,364,760
Less: Goodwill and other intangibles (per above)	(10,429)	(29,980)
Net	$9,448,322	$9,334,780

Ratio	5.2%	5.7%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We estimate the sensitivity of our net interest income to changes in market interest rates using an interest rate simulation model that includes assumptions related to the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments for multiple interest rate change scenarios. Interest rate sensitivity depends on certain repricing characteristics in our interest-earnings assets and interest-bearing liabilities, including the maturity structure of assets and liabilities and their repricing characteristics during the periods of changes in market interest rates. Effective interest rate risk management seeks to ensure both assets and liabilities respond to changes in interest rates within an acceptable timeframe, minimizing the impact of interest rate changes on net interest income and capital. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities, at a point in time, which are subject to repricing at various time horizons, known as interest rate sensitivity gaps.

The following table presents sensitivity gaps for these different intervals:

	At September 30, 2023
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$226,704	$—	$—	$—	$—	$—	$—	$—	$226,704
FHLB Stock	9,330	—	—	18,000	22,000	—	10,000	—	59,330
Investment securities (1)	151,868	131,374	124,012	169,147	144,840	553,403	19,990	—	1,294,634
LHFS	33,879	—	—	—	—	—	—	—	33,879
LHFI (1)	1,204,393	308,924	550,452	1,743,781	1,945,596	1,615,283	72,072	—	7,440,501
Total	1,626,174	440,298	674,464	1,930,928	2,112,436	2,168,686	102,062	—	9,055,048
Non-interest-earning assets	—	—	—	—	—	—	—	403,703	403,703
Total assets	$1,626,174	$440,298	$674,464	$1,930,928	$2,112,436	$2,168,686	$102,062	$403,703	$9,458,751
Interest-bearing liabilities:
Demand deposit accounts (2)	$352,529	$—	$—	$—	$—	$—	$—	$—	$352,529
Savings accounts (2)	284,663	—	—	—	—	—	—	—	284,663
Money market accounts (2)	1,723,924	—	—	—	—	—	—	—	1,723,924
Certificates of deposit	1,478,767	620,186	756,350	79,546	12,187	325	17	—	2,947,378
FHLB advances	228,000	—	—	450,000	550,000	—	—	—	1,228,000
FRB borrowings	—	200,000	445,000	—	—	—	—	—	645,000
Long-term debt (3)	61,355	—	—	65,000	98,316	—	—	—	224,671
Total	4,129,238	820,186	1,201,350	594,546	660,503	325	17	—	7,406,165
Non-interest bearing liabilities	—	—	—	—	—	—	—	1,550,099	1,550,099
Shareholders' Equity	—	—	—	—	—	—	—	502,487	502,487
Total liabilities and shareholders' equity	$4,129,238	$820,186	$1,201,350	$594,546	$660,503	$325	$17	$2,052,586	$9,458,751
Interest sensitivity gap	$(2,503,064)	$(379,888)	$(526,886)	$1,336,382	$1,451,933	$2,168,361	$102,045
Cumulative interest sensitivity gap
Total	$(2,503,064)	$(2,882,952)	$(3,409,838)	$(2,073,456)	$(621,523)	$1,546,838	$1,648,883
As a % of total assets	(26)%	(30)%	(36)%	(22)%	(7)%	16%	17%
As a % of cumulative interest-bearing liabilities	39%	42%	45%	69%	92%	121%	122%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of September 30, 2023, the Company is considered liability-sensitive as exhibited by the gap table. To reduce our net interest income sensitivity the Company has taken actions to extend the duration of its liabilities, both through increased levels of term certificates of deposit and the utilization of fixed-rate term borrowings.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of September 30, 2023 and December 31, 2022 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	At September 30, 2023		At December 31, 2022
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+300	(14.8)%	(27.4)%	(3.8)%	(36.3)%
+200	(9.1)%	(16.3)%	(1.7)%	(24.1)%
+100	(4.2)%	(7.1)%	(0.7)%	(12.1)%
-100	3.6%	3.5%	0.5%	10.3%
-200	6.9%	3.6%	0.2%	18.1%
-300	10.2%	(0.4)%	(0.5)%	22.9%
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

The changes in interest rate sensitivity between December 31, 2022 and September 30, 2023 reflected the impact of higher market interest rates, a flat to inverted yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

Current Banking Environment

Industry events, including bank failures, have led to uncertainty and concerns regarding the liquidity positions of the banking sector. These failures underscore the importance of maintaining access to diverse sources of funding. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. Reliance on secondary funding sources could increase the Company's overall cost of funding and reduce net interest income. As of September 30, 2023, the Company had available contingent liquidity of $5.1 billion which is equal to 76% of its total deposits and the level of uninsured deposits was 8% of total deposits. The Company believes it has sufficient liquidity to meet its current needs.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1LEGAL PROCEEDINGS

Because the nature of our business involves, among other things, the collection of numerous accounts, the validity of liens and compliance with various state and federal laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment and other consumer matters. We do not expect that these proceedings, either individually or taken as a whole, will have a material adverse effect on our business, financial position or our results of operations. There are currently no matters that, in the opinion of management, would have a material adverse effect on our consolidated balance sheet, results of operations or liquidity, or for which there would be a reasonable possibility of such a loss based on information known at this time.

ITEM 1ARISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
There were no sales of unregistered securities during the third quarter of 2023.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

During the quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 7, 2023.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)