Form 10-K
period 2023-12-31
HomeStreet, Inc.
filed 2024-03-06
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates was approximately $91 million based on a closing price of $5.92 per share of common stock on the Nasdaq Global Select Market on such date. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates.
The number of outstanding shares of the registrant's common stock as of February 29, 2024 was 18,857,566.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, will be incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of the shareholders to be held in 2024, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates. If a definitive proxy statement of the registrant is not filed within such period, the registrant will instead file such information on an amendment to this Report within such 120 days of the end of the registrant’s fiscal year to which this Report relates.

PART I
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") and the documents incorporated by reference contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” and similar expressions (or the negative of these terms). Forward-looking statements in this Form 10-K also include statements regarding the expected timing to close the proposed merger of HomeStreet into FirstSun Capital Bancorp (“FirstSun”) and HomeStreet Bank into Sunflower Bank, N.A., a subsidiary of FirstSun (collectively, the “Merger”) and expectations regarding dividend payments in 2024. Such statements involve inherent risks, uncertainties and other factors, many of which are difficult to predict and are generally beyond control of HomeStreet Inc. (the "Company"). Forward-looking statements are based on the Company’s expectations at the time such statements are made and speak only as of the date made. The Company does not assume any obligation or undertake to update any forward-looking statements after the date of this release as a result of new information, future events or developments, except as required by federal securities or other applicable laws, although the Company may do so from time to time. The Company does not endorse any projections regarding future performance that may be made by third parties. For all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act.

We caution readers that actual results may differ materially from those expressed in or implied by the Company’s forward-looking statements. Rather, more important factors could affect the Company’s future results, including but not limited to the following:(1) our ability to successfully consummate the proposed Merger with FirstSun, (2) the ability of HomeStreet to obtain the necessary approval by shareholders with respect to the Merger, (3) the ability of HomeStreet and FirstSun to obtain required regulatory and governmental approvals of the Merger, (4) the failure to satisfy the closing conditions in the definitive Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 16, 2024, by and between HomeStreet and FirstSun, or any unexpected delay in closing the Merger, (5) the ability to achieve expected cost savings, synergies and other financial benefits from the Merger within the expected time frames and costs or difficulties relating to integration matters being greater than expected, (6) the diversion of management time from core banking functions due to Merger-related issues; (7) potential difficulty in maintaining relationships with customers, associates or business partners as a result of the announced Merger, (8) changes in the U.S. and global economies, including business disruptions, reductions in employment, inflationary pressures and an increase in business failures, specifically among our customers; (9) changes in the interest rate environment may reduce interest margins; (10) changes in deposit flows, loan demand or real estate values may adversely affect the business of our primary subsidiary, HomeStreet Bank (the “Bank”), through which substantially all of our operations are carried out; (11) there may be increases in competitive pressure among financial institutions or from non-financial institutions; (12) our ability to attract and retain key members of our senior management team; (13) the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control; (14) our ability to control operating costs and expenses; (15) our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; (16) the adequacy of our allowance for credit losses; (17) changes in accounting principles, policies or guidelines may cause our financial condition to be perceived or interpreted differently; (18) legislative or regulatory changes that may adversely affect our business or financial condition, including, without limitation, changes in corporate and/or individual income tax laws and policies, changes in privacy laws, and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes; (19) general economic conditions, either nationally or locally in some or all areas in which we conduct business, or conditions in the securities markets or banking industry, may be less favorable than what we currently anticipate; (20) challenges our customers may face in meeting current underwriting standards may adversely impact all or a substantial portion of the value of our rate-lock loan activity we recognize; (21) technological changes may be more difficult or expensive than what we anticipate; (22) a failure in or breach of our operational or security systems or information technology infrastructure, or those of our third-party providers and vendors, including due to cyber-attacks; (23) success or consummation of new business initiatives may be more difficult or expensive than what we anticipate; (24) our ability to grow efficiently both organically and through acquisitions and to manage our growth and integration costs; (25) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (26) litigation, investigations or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than what we anticipate; (27) our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or the Bank, or repurchases of our common stock; and (28) the integration of our recently acquired branches in southern California. A discussion of the factors, risks and uncertainties that could affect our financial results, business goals and operational and financial objectives discussed in this Form 10-K or in our releases, public statements and/or filings with the Securities and Exchange Commission (“SEC”) is also contained in the “Risk Factors” section of this Form 10-K. We strongly recommend readers review those disclosures in conjunction with the discussions herein.

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

ITEM 1.BUSINESS

Unless we state otherwise or the context otherwise requires, references in this Form 10-K to "we," "our," and “us” refer to HomeStreet, Inc., a Washington corporation ("HomeStreet," or the "Company,") and its consolidated subsidiary, HomeStreet Bank (the "Bank").

Overview

We are a diversified financial services company with offices in Washington, Oregon, California, Hawaii, Utah and Idaho serving customers throughout the western United States. We were founded in 1921 and are headquartered in Seattle, Washington. We provide commercial banking products and services to small and medium sized businesses, real estate investors and professional firms and consumer banking products and services to individuals. As of December 31, 2023, we had $9.4 billion of total assets, $7.4 billion of loans and $6.8 billion of deposits.

Our business strategy is to offer a full range of financial products and services to our customer base consistent with a regional bank’s offerings while providing the responsive and personalized service of a community bank. We intend to maintain our business by (i) marketing our services directly to prospective new customers; (ii) obtaining new client referrals from existing clients; (iii) adding experienced relationship managers, branch managers and loan officers who may have established client relationships that we can serve; (iv) cross-selling our products and services; and (v) making opportunistic acquisitions of complementary businesses and/or establishing de novo offices in select markets within and outside our existing market areas.

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

We are principally engaged in commercial banking, consumer banking, and real estate lending, including construction and permanent loans on commercial real estate and single family residences. We also sell insurance products for consumer clients. We provide our financial products and services to our customers through bank branches, loan production offices, ATMs, online, mobile and telephone banking channels. The yields we realize on our loans and other interest-earning assets and the interest rates we pay on deposits and borrowings determines our net interest income, the largest component of our total revenues. Noninterest income, which represented 20% of total revenues in 2023, is primarily derived from our sale and servicing of single family and multifamily real estate loans.

While our growth has been primarily achieved through organic means, we have a history of making strategic acquisitions to enter into new markets or to enhance our standing in existing markets. Our current product and service offerings have been introduced over a period of time.

HomeStreet, as a bank holding company, is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Federal Reserve Bank of San Francisco ("FRBSF") under delegated authority from the Federal Reserve Board. The Bank is a Washington state-chartered bank and is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Washington State Department of Financial Institutions, Division of Banks ("WDFI"). The Bank is also a member of the Federal Home Loan Bank of Des Moines ("FHLB"), which provides it with a source of funds in the form of short-term and long-term borrowings.

Proposed Merger

On January 16, 2024, the Company entered into a definitive merger agreement with FirstSun Capital Bancorp (“FirstSun”), the holding company of Sunflower Bank, N.A. (“Sunflower Bank”) whereby HomeStreet and HomeStreet Bank will merge with and into FirstSun and Sunflower Bank, respectively (collectively, the “Merger”). Under the agreement, the companies will combine in an all-stock transaction in which HomeStreet shareholders will receive 0.4345 of a share of FirstSun common stock for each share of HomeStreet common stock. The Merger is expected to close in the middle of 2024.

Loan Products

We are committed to offering competitive lending products that meet the needs of our clients, are underwritten in a prudent manner, and provide an adequate return based on their size, credit risk and interest rate risk. Our loan products include commercial business loans, single family residential mortgages, consumer loans, commercial loans secured by residential and commercial real estate, and construction loans for residential and commercial real estate development. The lending units under which these loans are offered include: Commercial Lending; Single Family Residential Lending; Commercial Real Estate ("CRE") Lending and Residential Construction Lending. In addition, certain consumer loans are offered through our retail branch network.

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

Commercial Real Estate Loans - Owner Occupied: Owner occupied CRE loans are generally made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet management of key cash flow drivers, and experienced management. Our commercial real estate loans are secured by first trust deeds on nonresidential real property, typically office, industrial or warehouse properties. These loans generally have adjustable rates with interest rates tied to a variety of independent indices, although in some cases these loans have fixed interest rates for periods ranging from three to 10 years and adjust thereafter based on an applicable indices and terms. These loans generally have interest rate floors, payment caps, and prepayment fees. The loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness of the borrower and guarantors, the borrower's ability to repay, loan-to-value and debt service coverage ratios, borrower liquidity and credit history and the trends in balance sheet and income statement management. We typically require full recourse from the owners of the entities to which we make such loans. We offer an interest rate risk management service to our customers that enables them to exchange a variable interest rate with a fixed interest rate through products from other financial institutions which we broker for a fee.

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

CRE Lending: Loans originated by CRE Lending are supported by the underlying cash flow from operations of the related real estate collateral for loans except for construction related loans. The loans originated by CRE Lending consist of multifamily, non-owner occupied CRE and CRE construction loans, including bridge loans. The origination of CRE loans tends to be transactional in nature and is not dependent on the borrower utilizing other products or services offered by us, such as deposits. However, we have established full service deposit relationships with a number of these customers and we request that the operating deposit accounts for the related properties be maintained with us. The business is primarily sourced through our loan officers’ relationships and through brokers with little direct marketing support.

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

CRE Loans – Non-owner Occupied: Our commercial real estate loans are secured by first trust deeds on nonresidential real property with terms up to 15 years. We typically focus on multi-tenant industrial, office and retail real estate collateral with strong, stable tenancy, and strong, stable historical cash flow located in submarket locations with strong, stable demand. These loans generally have adjustable rates with interest rates tied to a variety of independent indices; although in many cases these loans have initial fixed rate periods ranging from three to 10 years and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment fees. The loans are underwritten based on a variety of criteria, including an evaluation of the subject real estate collateral cash flow, the creditworthiness of the borrower and guarantors, the borrower's ability to repay, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

CRE Construction Loans: CRE construction loans are provided to borrowers with extensive construction experience and are primarily focused on multifamily, commercial building and warehouse developments. These loans are custom tailored to fit the individual needs of each specific request. We typically consider CRE construction loan requests in the submarket locations where we have experience and offer permanent real estate loans. We also offer bridge loans which are designed to fund a project for a short period of time until permanent financing can be arranged. Construction loans and bridge loans usually only require interest only payments which are generally supported by an interest reserve established at the time the loan is originated. Construction loans typically are disbursed as construction progresses and are subject to inspection by third party experts. Construction loans, including bridge loans, carry a higher degree of risk because repayment of these loans is dependent, in part, on the successful completion of the project or, to a lesser extent, the ability of the borrower to refinance the loan or sell the property upon completion of the project, rather than the ability of the borrower or guarantor to repay principal and interest. Because of these factors, these loans require substantial equity either as up-front cash equity in the project or equity in the value of the underlying property. These loans are typically secured by the underlying development and, even if we foreclose on the loan, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. CRE construction and bridge loans are secured by first trust deeds on real property. These loans either have fixed rates throughout their term or have adjustable rates with interest rates tied to a variety of independent indices. These loans generally have interest rate floors, payment caps, and prepayment fees. The loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness of the borrower and guarantors, the borrower's ability to repay, loan to value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

Residential Construction Lending: Loans originated by Residential Construction Lending include single family residential construction loans, lot acquisition loans and land development loans. Our construction loans are to experienced local developers with extensive track records in building single family loans. Our lot acquisition loans and land development loans are typically on entitled land, versus raw land, and are used to support our vertically integrated and experienced local developers who maintain inventory for building single family projects. Construction loans are disbursed as construction progresses. These loans require repayment as residences or lots are sold. Residential Construction Lending typically develops full service business banking relationships, including loans and deposits. The business is primarily sourced through our relationship managers with minimal direct marketing support.

We typically consider residential construction loan requests in the submarket locations where we have experience and a relationship manager is located. Construction loans, lot acquisition loans and land development loans usually only require interest only payments which may be supported by an interest reserve established at the time the loan is originated. Construction loans typically are disbursed as construction progresses. Construction loans carry a higher degree of risk because repayment of these loans is dependent, in part, on the success of the ultimate project or, to a lesser extent, the ability of the borrower to sell the home or lots upon completion of the project. Because of these factors, these loans require substantial equity either as up-front cash equity in the project or equity in the value of the underlying property. These loans are secured by the underlying real estate and improvements. In the event of a foreclosure on the loan, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. Residential Construction Lending loans are secured by first trust deeds on real property. These loans generally have adjustable rates with interest rates tied to the Bank’s prime lending rate. These loans generally have interest rate floors, payment caps, and prepayment fees. The loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness of the borrower and guarantors, the borrower's ability to repay, loan to value and loan to cost ratios, borrower leverage and liquidity, credit history and guarantor support. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

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

Deposit Products and Services

Deposits represent our principal source of funds for making loans and acquiring other interest-earning assets. These deposits are serviced through our retail branch network which currently includes 56 branches. These retail branches serve as one of our primary contact points with our customers. These branches are typically staffed with three to six employees, including a branch manager who is responsible for servicing our existing customers and generating new business. At December 31, 2023, we held $6.8 billion of deposits.

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

Competition

The banking business in our market areas in the Western United States is highly competitive. We primarily compete with other banks, credit unions, mortgage banking companies and finance companies, including similarly sized community banks who are vying for customers and employees in the same markets as us. A relatively small number of major national and regional banks, operating over wide geographic areas, including Wells Fargo, JP Morgan Chase, US Bank, Comerica and Bank of America, dominate our banking markets. Those banks generally have greater financial and capital resources than we do and as a result of their ability to conduct extensive advertising campaigns and their relatively long histories of operations in our markets, are generally better known than us. In addition, by virtue of their greater total capitalization, the large banks have substantially higher lending limits than we do, which enables them to make much larger loans and to offer loan products and other services that we are not able to offer to our clients.

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

Human Capital Management

Employee Headcount

As of December 31, 2023, the Company employed 883 employees across our geographic footprint, 93% were full-time; 7% part-time. Our employee turnover rate was 26% during the year ended December 31, 2023.

Company Culture

As a financial institution, HomeStreet Bank seeks to hold a valued position in the community, among its customers and employees, and with its regulators. We believe that since 1921, the Company has earned the trust of customers, employees and regulators through its effective management and deep community involvement thereby developing a reputation for reliability, fairness, honesty and integrity. Our reputation is directly tied to the individual decisions, actions, and sense of business ethics of each and every one of our employees. We believe a high level of trust gives us a competitive advantage in an environment that is increasingly sensitive to business ethics. It is our belief that employees and customers are attracted to work for, and do business with, a company that prides itself on maintaining the highest ethical standards. For all of these reasons, a commitment to fairness, honesty, integrity and community service are core values of the Company.

As part of our commitment to our core values, HomeStreet's Culture Committee identified five key pillars built on specific behaviors that bring our values to life: a focus on customers, collaboration as one team, delivering excellence, embodying a spirit to serve the communities that we are in and being engaged in our work in a manner that we describe as “All In.” In 2023, the Culture Committee met to discuss ways to promote our inclusive work environment and support our recruiting efforts to extend outreach to historically marginalized groups such as biracial and people of color, veterans and individuals with disabilities. Our Employee Resource Groups allow for collaborative environments where employees can freely discuss social issues they or others may be dealing with and ways to better extend a culture of inclusion throughout our organization.

Diversity, Equity and Inclusion

HomeStreet values diversity, equity and inclusion principles and strives to be an equal opportunity employer committed to a diverse workplace with employees from a wide range of backgrounds and individual characteristics: race, ethnicity, sex, gender, sexual orientation or identity, disability, religion, age, national origin, military or veteran status, marital status, use of service animal, or other characteristics. Diversity also includes differences in backgrounds, experiences, perspectives, thoughts, interests and ideas. We believe that diversity contributes to greater job satisfaction, higher levels of trust and better engagement, which in turn translates to happier and more engaged employees with a greater capacity for customer service and a deeper connection to our strategic plan, ultimately providing greater value to shareholders over the long term. HomeStreet works to ensure that our employees are given opportunities to be valued, heard, engaged and involved at work and have meaningful opportunities to collaborate, contribute, and grow in their careers. HomeStreet is committed to recruiting, retaining and promoting employees from all backgrounds and who are representative of the people in the communities we serve. By doing so, we believe we are better able to serve our customers and understand their financial needs and goals. HomeStreet’s Culture Committee helps management identify ways to increase and promote opportunities for our employees.

The Culture Committee also works with management to identify and promote practices that will help us achieve a more diverse and inclusive workplace. We promote policies and practices to combat harassment, discrimination, retaliation, or disrespectful and other unprofessional conduct based on an individual’s identity, including sex, gender, sexual orientation, race, religion, color, ancestry, physical disability, mental disability, age, marital status and other protected classifications.

Compensation of Employees

As part of our goal of providing high-quality banking and financial services to our customers while creating a positive impact in the local communities in which we do business, we designed our compensation program with the intention of attracting and retaining well-qualified employees. We use a mix of base salary, cash-based short-term incentive plans and defined contributions to our 401(k) plan for participating employees to incentivize our employees classified as exempt employees and we offer equity-based long-term incentive compensation for some of the more highly-experienced members of the management team who are senior vice presidents or above. Employee performance is considered, evaluated and discussed through performance check-ins between managers and their direct reports, and employees eligible for short-term annual incentives also participate in annual performance reviews. Our non-exempt employees are paid hourly wages (including overtime rates) along with defined matching contributions to our 401(k) plan for all of our participating employees.

We also offer a variety of group benefit programs designed to provide our employees and their families with health and wellness benefits, financial benefits in the event of planned or unplanned expenses, or losses relating to illness, disability or death, programs and benefits to help plan for retirement; and programs to deal with job-related or personal problems.

Employee Training and Development

As part of our employee development offerings, we provide a variety of training and educational opportunities to help our employees stay current on regulatory compliance issues and develop their professional skills. We use an online learning management system to create, assign, and track compliance and professional development learning programs across many topical areas including banking, mortgage and regulatory education and proactive communication, development of strong customer relationships, leadership and customer service skills.

Employee Community Involvement

HomeStreet supports the active involvement of our employees in supporting their communities. Employees who donate blood receive one paid day off from work for each donation. Additionally, employees are given time off to volunteer for community organizations, and when employees make a substantial commitment of time to a particular organization, HomeStreet offers an additional financial contribution to those organizations in recognition of the commitment of our employees. We also create active partnerships with hundreds of local organizations, and our employees provide leadership, educational support, hands-on service, expertise, and financial support to those organizations. We focus primarily on organizations within the scope of the Community Reinvestment Act ("CRA") that provide support for housing, basic needs, and economic development for those of low and moderate income. Our senior management also helps to educate our employees on the importance of our community responsibility focus and strategies.

Locations

We operate 56 full service bank branches in Washington, in Northern and Southern California, in the Portland, Oregon area and in Hawaii, as well as four primary stand-alone commercial lending centers located in Oregon, Southern California, Idaho and Utah.

Information About Our Executive Officers

The names of the executive officers of HomeStreet and its wholly owned subsidiary HomeStreet Bank, their ages, their positions with the Company and HomeStreet Bank and other biographical information as of March 1, 2024 are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position at HomeStreet	Position at HomeStreet Bank

Mark K. Mason	64	Chairman, Chief Executive Officer, President	Chairman, Chief Executive Officer, President
John M. Michel	64	Executive Vice President, Chief Financial Officer	Executive Vice President, Chief Financial Officer
William D. Endresen	69		Executive Vice President, Commercial Real Estate and Commercial Capital President
Godfrey B. Evans	70	Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary	Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary
Erik D. Hand	58		Executive Vice President, Residential Lending Director
Troy D. Harper	56	Executive Vice President, Chief Information and Operations Officer	Executive Vice President, Chief Information and Operations Officer
Jay C. Iseman	64	Executive Vice President, Chief Credit Officer	Executive Vice President, Chief Credit Officer
Paulette Lemon	68		Executive Vice President, Retail Banking Director
David Parr	53		Executive Vice President, Director of Commercial Banking
Darrell S. van Amen	58	Executive Vice President, Chief Investment Officer & Treasurer	Executive Vice President, Chief Investment Officer & Treasurer
Diane P. Novak	67	Executive Vice President, Chief Risk Officer	Executive Vice President, Chief Risk Officer

Mark K. Mason, Chairman, Chief Executive Officer and President of HomeStreet, Inc. and HomeStreet Bank. Mr. Mason has been the Company’s Chief Executive Officer (“CEO”) and a member of the Company’s Board and HomeStreet Bank’s Chairman of the Board and Chief Executive Officer since January 2010. He became Chairman of the Board of the Company in March 2015. Mr. Mason brings extensive business, managerial and leadership experience to our Board. From 1998 to 2002, Mr. Mason was president, chief executive officer and chief lending officer for Bank Plus Corporation and its wholly owned banking subsidiary, Fidelity Federal Bank, where Mr. Mason also served as the chief financial officer from 1994 to 1995 and as chairman of the board of directors from 1998 to 2002. From February 2008 to October 2008, Mr. Mason also served as president of a startup energy company, TEFCO, LLC. He has served on the boards of directors of Hanmi Financial Corp., San Diego Community Bank and The Bjurman Barry Family of Mutual Funds. Mr. Mason is on the boards of directors of the Pacific Bankers Management Institute (the parent company of the Pacific Coast Banking School) and The Washington Bankers Association and is an advisory board member of Seattle University’s Albers School of Business and Economics. Mr. Mason is a certified public accountant (inactive) and holds a bachelor’s degree in business administration with an emphasis in Accounting from California State Polytechnic University.

John M. Michel, Executive Vice President, Chief Financial Officer of HomeStreet, Inc. and HomeStreet Bank. Mr. Michel joined HomeStreet in May 2020 as our Executive Vice President, Chief Financial Officer. His duties include the management of treasury, financial reporting, management reporting, financial planning, human resources and tax. Prior to joining HomeStreet, Mr. Michel had over 25 years of experience as a chief financial officer or senior finance officer at financial institutions and specialty finance companies, including most recently as Chief Financial Officer of First Foundation, Inc., from 2007 through 2020. Prior to his tenure in such roles, he was a senior manager at Deloitte, Haskin & Sells. Mr. Michel holds a BA in accounting from the University of Notre Dame and is a Certified Public Accountant — California (inactive).

William D. Endresen, Executive Vice President, Commercial Real Estate of HomeStreet Bank. Mr. Endresen has been a veteran of the commercial lending industry for over 40 years. He joined HomeStreet Bank in March 2015 as Executive Vice President of Commercial Real Estate and President of the HomeStreet Commercial Capital division for HomeStreet Bank and was promoted to his current position in April 2016 to lead the combined commercial real estate lending and operation teams of HomeStreet Bank. He was SVP Managing Director of Fidelity Federal Bank from 1999 to 2002 until the sale of the bank and then returned to the position of president of IMPAC Commercial Capital Corporation from 2002 until 2015. In 1996, Mr. Endresen founded IMPAC Commercial Capital Corporation, a private company that originates small balance multifamily loans through brokers on a wholesale basis, and IMPAC Commercial Holdings, a publicly traded real estate investment trust, and he served as president of those entities from 1996 to 1999. Mr. Endresen studied business at Fullerton College.

Godfrey B. Evans, Executive Vice President, General Counsel and Corporate Secretary of HomeStreet, Inc. and HomeStreet Bank. Mr. Evans joined HomeStreet in November 2009 as Executive Vice President, General Counsel and Corporate Secretary. In March 2010, Mr. Evans was named Chief Administrative Officer which he served as until 2023. Mr. Evans is responsible for the delivery and management of all legal services to HomeStreet Bank and the Company, and administrative management oversight of the Community Relations Group. Mr. Evans has a total of over 20 years of experience as a general counsel of public companies. Prior to joining the executive team at HomeStreet, Mr. Evans was the managing director of the bankruptcy and restructuring practice group at Marshall & Stevens beginning in 2008. Mr. Evans served as interim general counsel and chief restructuring officer for Chapeau, Inc., a cogeneration manufacturing company, from 2008 to 2009. From 2002 to 2008, Mr. Evans served as a practicing attorney and as a project professional for Resources Global Professionals, and from 1987 to 2002, served as executive vice president, chief administrative officer, general counsel and corporate secretary for Fidelity Federal Bank and its publicly traded holding companies, Bank Plus Corporation and Citadel Holding Corporation. Mr. Evans began his law practice at Gibson, Dunn & Crutcher LLP where he practiced from 1982 to 1987. Mr. Evans is admitted to practice law in California and in Washington, D.C. Mr. Evans holds a bachelor’s degree and a master’s degree in architecture from the University of California, Berkeley and a juris doctorate from Loyola Law School in Los Angeles.

Erik D. Hand, Executive Vice President, Residential Lending Director, HomeStreet Bank. Mr. Hand joined HomeStreet Bank in 2019. In his current role, Mr. Hand leads the residential lending production, operations, and servicing areas for the bank. Prior to joining HomeStreet, Mr. Hand was president and chief executive officer of Penrith Home Loans, a mortgage joint venture between HomeStreet Bank and Windermere Real Estate with offices throughout the Pacific Northwest, from May 2011 to February 2019. Mr. Hand has been employed in the mortgage industry since 1988 and has extensive experience in loan production, operations, and secondary marketing at both the executive and operations level. He is a past board member of the Seattle Mortgage Bankers Association and has served as past treasurer and board member of the Outdoors for All Foundation. Mr. Hand studied political science at the University of Colorado.

Troy D. Harper, Executive Vice President, Chief Information and Operations Officer of HomeStreet, Inc. and HomeStreet Bank. Mr. Harper joined HomeStreet Bank in its corporate information security department in 2013. He was promoted to Senior Vice President, Chief Information Officer in June 2015, further promoted to Executive Vice President, Chief Information Officer of the Company and HomeStreet Bank in November 2017 and again promoted in December 2022 to Executive Vice President, Chief Information and Operations Officer. In his role as Chief Information Officer and Operations Officer, Mr. Harper is responsible for the delivery and management of Information Technology Services and Business Systems Support, Corporate Security and Corporate Information Security for the Company and HomeStreet Bank, as well as oversight of loan operations, deposit operations and corporate real estate. In his 25 years of technology management for financial institutions, Mr.

Harper worked for the FDIC, held CIO and divisional CIO roles for Pierce Commercial Bank and CGI Group, and provided management consulting and technology outsourcing services with Deloitte Consulting LLP. Mr. Harper holds a bachelor’s degree in finance and accounting management from Northeastern University.

Jay C. Iseman, Executive Vice President, Chief Credit Officer of HomeStreet, Inc. and HomeStreet Bank. Mr. Iseman joined HomeStreet Bank in August 2009 and currently serves as Executive Vice President and Chief Credit Officer of the Company and HomeStreet Bank. From January 2016 through November 2017, Mr. Iseman also served as Chief Risk Officer of the Company and HomeStreet Bank. Prior to his current position and since joining the Company in 2009, Mr. Iseman served as HomeStreet Bank’s Senior Vice President, Credit Administration and Vice President, Special Assets Group and OREO Group Manager and Income Property Credit Administrator. Mr. Iseman served as senior vice president and senior portfolio manager of commercial special assets with Strategic Solutions, Inc., a subsidiary of Bank of America between 2008 and 2009. Mr. Iseman holds a bachelor’s degree in business administration and economics from Seattle Pacific University and a certificate of advanced study in international finance and marketing from the Thunderbird School of Global Management.

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

David Parr, Executive Vice President, Director of Commercial Banking of HomeStreet Bank. Mr. Parr joined HomeStreet Bank in December 2002. Prior to promotion to Executive Vice President in September 2020, Mr. Parr held multiple positions within the Commercial Banking Group including Vice President, Senior Relationship Manager, Regional Team Lead and Senior Vice President, Regional President for Western Washington/Greater Portland. He holds a bachelor’s degree in business administration from Western Washington University as well as honor roll achievement from a graduate level program in banking from Pacific Coast Banking School. Mr. Parr actively serves as a board member on the Milgard Business School Executive Council for the University of Washington Tacoma, as well as a board member and guest classroom lecturer on the Veterans Incubator for Better Entrepreneurship at the University of Washington Tacoma. He also serves on the Government Relations Committee for the Washington Bankers Association.

Darrell S. van Amen, Executive Vice President, Chief Investment Officer and Treasurer of HomeStreet, Inc. and HomeStreet Bank. Mr. van Amen joined HomeStreet Bank in 2003 and since 2010 has served as Executive Vice President and Treasurer of HomeStreet Bank and since 2012 as Executive Vice President and Chief Investment Officer and Treasurer of the Company. Prior to his current position with HomeStreet Bank, he was the Vice President, Asset/Liability Manager and Treasurer of HomeStreet Bank and the Company from 2003 to 2010. He holds a bachelor’s degree in economics from Weber State University and a master’s degree in economics from Claremont Graduate University.

Diane P. Novak, Executive Vice President, Chief Risk Officer of HomeStreet, Inc. and HomeStreet Bank. Ms. Novak has over 30 years of Financial Services experience. Prior to her current position, Ms. Novak has worked in Chief Compliance Officer and Senior Compliance Management roles at Silicon Valley Bank, RBS Citizens Bank, Toyota Financial Services, JPMorgan Chase, Washington Mutual, and U.S. Bank. Ms. Novak earned her bachelor’s degree cum laude in business at Seattle University and her MBA at Regis University. Ms. Novak obtained the Trust Compliance and Audit Certification from Cannon Financial Institute and completed a certification curriculum at the Executive Risk Management Program offered by Texas A&M University in conjunction with the Risk Management Association.

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

The Bank is a Washington state-chartered commercial bank. The Bank is subject to regulation, examination and supervision by the WDFI and the FDIC. If and to the extent that the assets of the Bank exceed $10 billion, whether by organic growth, the combination of the Bank and one or more other entities, or otherwise, the Bank will be subject to additional regulation, examination and supervision of the Consumer Financial Protection Bureau (“CFPB”).

The following discussion provides an overview of certain elements of banking regulations that currently apply to HomeStreet and HomeStreet Bank, and is not intended to be a complete list of all the activities regulated by the banking regulations. Rather, it is intended only to briefly summarize some material provisions of the statutes and regulations applicable to our business, and is qualified by reference to the statutory and regulatory provisions discussed.

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

Bank Secrecy Act and USA Patriot Act

The Company and the Bank are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers by imposing mandatory recordkeeping and reporting obligations, as well as obligations to prevent and detect money laundering on financial institutions. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious, and to maintain an anti-money laundering compliance program. The Bank Secrecy Act requires financial institutions, including the Bank, to meet certain customer due diligence requirements, including obtaining and verifying certain identity information on its customers, understanding the customer's intended and actual use of the Bank's services, and obtaining a certification from the individual opening the account on behalf of the legal entity that identifies the beneficial owner(s) of the entity and to conduct enhanced due diligence on certain types of customers. The purpose of customer due diligence requirements is to enable the Bank to form a reasonable belief it knows the true identity if its customers and to be able to understand the types of transactions in which a customer is likely to engage which should in turn assist in identifying when transactions that could require reporting pursuant to obligations to report suspicious activity.

Like all United States companies and individuals, the Company and the Bank are prohibited from transacting business with certain individuals and entities named on the U.S. Department of the Treasury's Office of Foreign Asset Control's ("OFAC") list of Specially Designated Nationals and Blocked Persons. Prohibitions also include conducting business involving jurisdictions targeted by OFAC for comprehensive, embargo-type sanctions, such as Cuba, Iran, Syria, North Korea, and certain of the Russia-occupied areas of Ukraine, as well as conducting certain other limited types of transactions with persons listed on additional lists of sanctions targets maintained by OFAC. Failure to comply may result in fines and other penalties. The OFAC has issued guidance directed at financial institutions, including guidance the recommended elements of OFAC compliance programs, and the Bank's regulators generally examine the Bank for compliance with OFAC's substantive prohibitions as well as OFAC's compliance program guidance.

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

Regulation of the Company

General

The Company owns all of the outstanding capital stock of the Bank, and as a result, the Company is a bank holding company registered under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a bank holding company, the Company is subject to Federal Reserve regulations, examinations, supervision and reporting requirements relating to bank holding companies. Among other things, the Federal Reserve is authorized to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary bank. The Company is also required to file with the Federal Reserve an annual report and such other additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve may also examine the Company and each of its subsidiaries. The Company is subject to risk-based capital requirements adopted by the Federal Reserve, which are substantially identical to those applicable to the Bank, and which are described below. Since the Bank is chartered under Washington law, the WDFI has authority to regulate the Company generally relating to its conduct affecting the Bank.

Capital / Source of Strength

Under the Dodd Frank Act, the Company is subject to certain capital requirements and required to act as a “source of strength” for the Bank, including by mandating that capital requirements be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Restrictions Applicable to Bank Holding Companies

Federal law generally prohibits except with the prior approval of the Federal Reserve (or pursuant to certain exceptions):
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

Expansion Activities

The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before merging with another bank holding company, acquiring substantially all the assets of any bank or bank holding company, or acquiring directly or indirectly any ownership or control of more than 5% of the voting shares of any bank. In addition, the prior approval of the FDIC and WDFI is required for a Washington state-charted bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves.

Acquisition of Control

Two statutes, the BHC Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require some form of federal regulatory review before any company may acquire “control” of a bank or a bank holding company. Transactions subject to the BHC Act are exempt from Change in Control Act requirements. Under the BHC Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. On January 30, 2020, the Federal Reserve issued a final rule (which became effective September 30, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (i.e., less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

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

Each institution is provided an assessment rate, which is generally based on the risk that the institution presents to the DIF. Institutions with less than $10 billion in assets generally have an assessment rate that can range from 1.5 to 30 basis points from July 2016 through December 2022. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules by 2 basis points, beginning the first quarterly assessment period of 2023. In addition, the FDIC in 2020 adopted a rule to mitigate the effect on deposit insurance assessments resulting from a bank’s participation in certain programs adopted as a result of the coronavirus pandemic. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered.

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

Washington State has enacted a law regarding financial institution parity. The law generally provides that Washington-chartered commercial banks may exercise any of the powers of Washington-chartered savings banks, national banks or federally chartered savings banks, subject to the approval of the Director of the WDFI in certain situations.

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

Reserve Requirements

The Bank is subject to Federal Reserve regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Reserves must be maintained against transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). Currently, however, the Federal Reserve is not requiring banks to maintain any reserve amount.

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

The Dodd-Frank Act created the CFPB, an independent bureau that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws and exclusive examination and primary enforcement authority regarding such laws with respect to banks with assets of more than $10 billion. If and to the extent that the assets of the Bank exceed $10 billion, whether by organic growth, the combination of the Bank and one or more other entities, or otherwise, the Bank will be subject to ongoing supervision, targeted examinations, more frequent loan portfolio reviews and other enhanced supervision of the CFPB as a result of the greater complexity and impact of risks of larger institutions. The Bank will also be required to provide information to the CFPB on a quarterly basis and will be subject to periodic examinations by the CFPB focused on compliance with consumer laws and regulations.

If the Bank exceeds $10 billion in assets, the changes resulting from the Dodd-Frank Act and CFPB rulemakings and enforcement policies may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, which may require us to change our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. If applicable, the changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

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

Risks Related to the Merger

The pendency of the Merger could adversely affect our business, results of operations and financial condition.

The pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the proposed Merger is completed. In particular, we could potentially lose additional important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Merger. We could also potentially lose additional customers or suppliers, and business relationships with new customers or supplier contracts could be delayed or decreased. In addition, we have allocated, and will continue to allocate, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

We are subject to restrictions on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell or transfer our assets, and amend our organizational documents. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities, retain key employees and may otherwise harm our business, results of operations and financial condition.

Because of the risks associated with the Merger, we can provide no assurance that the Merger will close on the terms and conditions we currently anticipate.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, various consents, approvals, waiver or non-objections must be obtained from state and federal governmental authorities, including the Federal Reserve Board, the Office of the Comptroller of the Currency (“OCC”) and the Director of the State of Washington Department of Financial Institutions. Satisfying the requirements of these governmental authorities may delay the date of completion of the Merger, or one or more of these approvals may not be obtained at all. In addition, these governmental authorities may include conditions or restrictions on the completion of the Merger, or require changes to the terms of the Merger. Under the Merger Agreement, the parties are not obligated to complete the Merger should any required regulatory approval contain any condition or restriction that would reasonably be expected to have a “material adverse effect” (as defined in the Merger Agreement) on the surviving entity in the Merger and its subsidiaries, taken as a whole, after giving effect to the Merger and the related merger of HomeStreet Bank into a wholly owned subsidiary of FirstSun.

The Merger Agreement and the transactions contemplated by the Merger Agreement are subject to approval by shareholders of the Company.

The Merger cannot be completed unless, among other conditions, the Merger Agreement and the transactions contemplated by the Merger Agreement are approved by the affirmative vote of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon (the “Requisite Company Vote”). If the Company’s shareholders do not approve the Merger and related transactions by the Requisite Company Vote, the Merger cannot be completed.

Combining the companies may be more difficult, costly, or time-consuming than expected.

The Company and FirstSun have operated and, until the completion of the Merger, will continue to operate independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on FirstSun’s ability to successfully combine and integrate the businesses of FirstSun and the Company in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of the Company’s common stock. If FirstSun experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause FirstSun and/or the Company to lose customers or cause customers to remove their accounts from FirstSun and/or the Company and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. In addition, the actual cost savings of the Merger could be less than anticipated.

Failure to complete the Merger could negatively impact the stock price of the Company and future businesses and financial results of the Company.

The Merger Agreement is subject to a number of customary closing conditions, including the receipt of regulatory approvals and the Requisite Company Vote. Conditions to the closing of the Merger may not be fulfilled in a timely manner or at all and, accordingly, the Merger may be delayed or may not be completed. In addition, we and/or FirstSun may elect to terminate the Merger Agreement under certain conditions. If the Merger is not completed, the ongoing businesses, financial condition and results of operation of the Company may be adversely affected and market prices of the Company’s common stock may decline significantly, particularly to the extent that the current market prices reflect a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal, the Company’s business, financial condition and results of operations may be materially adversely affected.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus and all filing and other fees paid to the SEC and other regulatory agencies in connection with the Merger. If the Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management’s attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to the Company’s ongoing business during the pendency of the Merger, could have a material adverse effect on the Company’s businesses, financial conditions and results of operations.

Additionally, the Company’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company’s shareholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the proposed Merger.

Because the market price of FirstSun common stock will fluctuate, the Company’s shareholders cannot be certain of the market value of the Merger consideration they will receive.

In the Merger, each share of Company common stock that is issued and outstanding immediately prior to the effective time of the Merger (except for certain excluded shares) will be converted into 0.4345 of a share of FirstSun common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either FirstSun common stock or Company common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in FirstSun’s and the Company’s businesses, operations and prospects, volatility in the prices of securities in global financial markets, including market prices for the common stock of other banking companies, and changes in laws and regulations, many of which are beyond FirstSun’s and the Company’s control. The value that the Company’s shareholders will receive upon the closing of the Merger will depend on the market price of FirstSun common stock at the closing of the Merger, which is currently traded only on the OTC Bulletin Board but is expected to be approved for listing on the Nasdaq Stock Market prior to the effective time of the Merger. Accordingly, at the time of the special meeting of shareholders of the Company to vote on the Merger Agreement, shareholders may not know the market value of the consideration that they will receive upon completion of the Merger.

The market price of FirstSun common stock after the Merger may be affected by factors different from those currently affecting the shares of FirstSun common stock or Company common stock.

Following the Merger, shareholders of the Company will become FirstSun stockholders. FirstSun’s business differs from that of the Company and certain adjustments may be made to FirstSun’s business as a result of the Merger. Accordingly, the results of operations of the combined company and the market price of FirstSun common stock after the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations of each of FirstSun and the Company.

Issuance of shares of FirstSun common stock in connection with the Merger may adversely affect the market price of FirstSun common stock.

In connection with the payment of the merger consideration, FirstSun will issue shares of FirstSun common stock to the Company’s shareholders. In addition, FirstSun will issue 2,923,077 shares of its common stock to certain investors in exchange for $95 million concurrently with the closing of the Merger. The issuance of these new shares of FirstSun common stock may result in fluctuations in the market price of FirstSun common stock, including a stock price decrease.

In connection with the Merger, FirstSun will assume the Company’s outstanding debt obligations under its indentures, and the combined company’s level of indebtedness following the completion of the Merger could adversely affect the combined company’s ability to raise additional capital and to meet its obligations under its existing indebtedness.

In connection with the Merger, FirstSun will assume the Company’s outstanding debt obligations under the Company’s indentures. FirstSun’s existing debt, together with any future incurrence of additional indebtedness, and the assumption of the Company’s outstanding indebtedness, could have important consequences for the combined company’s creditors and the combined company’s stockholders. For example, it could:

•limit the combined company’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•restrict the combined company from making strategic acquisitions or cause the combined company to make non-strategic divestitures;
•restrict the combined company from paying dividends to its stockholders;
•increase the combined company’s vulnerability to general economic and industry conditions; and
•require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the combined company’s indebtedness, thereby reducing the combined company’s ability to use cash flows to fund its operations, capital expenditures and future business opportunities.

The announcement of the proposed Merger could disrupt the Company’s and FirstSun’s respective relationships with their customers, suppliers, business partners and others, as well as their operating results and businesses generally.

Whether or not the Merger is ultimately consummated, as a result of uncertainty related to the proposed transactions, risks relating to the impact of the announcement of the Merger on the Company’s and FirstSun’s businesses include the following:

•their employees may experience uncertainty about their future roles, which might adversely affect FirstSun’s or the Company’s ability to retain and hire key personnel and other employees;
•customers, suppliers, business partners and other parties with which FirstSun and the Company maintain business relationships may experience uncertainty about their respective futures and seek alternative relationships with third parties, seek to alter their business relationships with FirstSun and the Company or fail to extend an existing relationship with FirstSun and the Company; and
•FirstSun and the Company have each expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Merger.

If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact each party’s results of operations and financial condition. In addition, if the Merger Agreement is terminated and the Company seeks another merger or business combination, the market price of our common stock could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration FirstSun has agreed to provide in the Merger.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire the Company.

The Merger Agreement contains “no shop” covenants that restrict each of FirstSun’s and the Company’s ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by FirstSun’s and the Company’s respective board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any acquisition proposal. These provisions, which include a $10 million termination fee payable by the Company under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition.

Holders of Company common stock will have reduced ownership and voting interest in the combined company after the consummation of the Merger and have less influence over management and the policies of the combined company.

Shareholders of FirstSun and the Company currently have the right to vote in the election of the board of directors and on other matters affecting FirstSun and the Company, respectively. Assuming the Merger is completed, each Company shareholder (subject to certain exceptions) will become a holder of common stock of the combined company, together with existing FirstSun stockholders. The Company shareholders will then own approximately 22% of the combined company (after taking into account 2,461,583 shares of FirstSun common stock issued to certain equity investors of FirstSun concurrently with the execution of the Merger Agreement and 2,923,077 shares to be issued to such equity investors concurrently with the closing of the Merger), which is lower than the public ownership of the Company prior to the consummation of the Merger, which was 97% as of February 23, 2024. Because of this, the Company’s shareholders in the aggregate will have less influence on the management and policies of the combined company than they now have on the management and policies of the Company.

Shareholder litigation could prevent or delay the completion of the Merger or otherwise negatively impact the business and operations of FirstSun and the Company.

Shareholders of FirstSun or the Company may file lawsuits against FirstSun, the Company and/or the directors and officers of either company in connection with the Merger. One of the conditions to the closing is that there must be no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement. If any plaintiff were successful in obtaining an injunction prohibiting FirstSun or the Company from completing the Merger or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in significant costs to FirstSun or the Company, including any cost associated with the indemnification of directors and officers of each company. FirstSun and the Company may incur costs in connection with the defense or settlement of any stockholder or shareholder lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on the financial condition and results of operations of FirstSun and the Company and could prevent or delay the completion of the Merger.

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

We face pricing competition for loans and deposits, both in pricing and products, as well as in customer service and convenience. Our most direct competition comes from other banks, credit unions, mortgage banking companies and finance companies, and more recently, competition has also come from companies that rely heavily on technology to provide financial services, are moving to provide cryptocurrency products and offerings, and often target a younger customer demographic. The significant competition in attracting and retaining deposits and making loans, as well as in providing other financial services, throughout our market area may impact future earnings and growth. Our success depends, in part, on the ability to adapt products and services to evolving industry standards and customer preferences and trends and provide consistent customer service while keeping costs in line. We sometimes experience increasing pressure to provide products and services at lower prices, which could reduce net interest income and noninterest income from fee-based products and services. New technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products and manage accounts. We could be required to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. In addition, advances in technology such as telephone, text and online banking, e-commerce and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our branch network and other assets. As a result of these competitive pressures, our business, financial condition, results of operations and capital position may be adversely affected.

The use of the Secured Overnight Financing Rate ("SOFR") as an index replacement for LIBOR may adversely impact our net interest income and create litigation exposure.

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

Many of our employees work from home in a hybrid-remote work schedule. We face risks associated with having a significant portion of our employees working from home as we may have less oversight over certain internal controls and the confidentiality requirements of our compliance and contractual obligations may be more challenging to meet as confidential information is being accessed from a wider range of locations and there may be more opportunity for inadvertent disclosure or malicious interception. Many of our vendors also allow their workforce to work from home, which may create similar issues if our confidential information is being accessed by employees of those vendors in connection with their performance of services for us. While we have not identified any significant concerns to date with our internal controls, compliance obligations or confidentiality requirements, the change in work environment, team dynamics and job responsibilities for us and our vendors could increase our risk of failure in these areas, which could have a negative impact on our financial condition and results of operations and heightened, compliance, operational and reputational risks.

We rely on third party purchasers to buy our loans in the secondary market, and changes to their policies and practices may significantly impact our financial results.

We originate a substantial portion of our single family mortgage loans for sale to third party investors, including government-sponsored enterprises (“GSEs”) such as Fannie Mae, Freddie Mac and Ginnie Mae. Changes in the types of loans purchased by these GSEs or the program requirements for those entities could adversely impact our ability to sell certain of the loans we originate for sale, leaving us unable to find a buyer on similar terms. Similarly, changes in the fee structures by any of our third party loan purchasers, including the GSEs, may increase our costs of doing business, the cost of loans to our customers, and the cost of selling loans to third party loan purchasers, all of which could in turn decrease our margin and negatively impact our profitability. In addition, significant changes in the underwriting criteria of third party loan purchasers could increase our costs or decrease our ability to sell into the secondary markets. Any of these changes can have a negative impact on our liquidity, financial condition, results of operations and capital position.

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

We also originate, purchase, sell and service loans insured by the Federal Housing Administration (“FHA”) and U.S. Department of Housing and Urban Development (“HUD”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”), and we certify that such loans have met their requirements and guidelines. We are subject to audits of our processes, procedures and documentation of such loans, and any violations of the guidelines can result in monetary penalties, which could be significant if there are systemic violations, as well as indemnification requirements or restrictions on participation in the program.

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

Residential mortgage lending is subject to substantial volatility due to changes in interest rates, a significant lack of housing inventory in our principal markets, and other market forces beyond our control. Increases in interest rates have and in the future may materially and adversely affect our future loan origination volume and margins. During 2023, primarily as a result of the significant increase in interest rates, our mortgage origination volume decreased by 42% when compared to 2022. Decreases in the availability of housing inventory may reduce demand and adversely impact our future loan origination volume. Decreases in the value of the collateral securing our outstanding loans may increase rates of borrower default which would adversely affect our financial condition, results of operations and capital position.

Our capital management strategy may impact the value of our common stock and could negatively impact our ability to maintain a well-capitalized position.

We actively manage our capital levels with a goal of returning excess capital to shareholders, which we currently do through dividend and stock repurchase programs. While we have been able to sustain our dividend payments, a materially negative change to our business, results of operations and capital position, could cause us to suspend dividend payments to preserve capital. In addition, the amount and declaration of future cash dividends are subject to our level of profitability, approval by our Board of Directors and certain legal and regulatory restrictions.

While the intent of our capital management strategy is to improve the long-term value of our stock, we cannot be assured that stock repurchases will actually enhance long-term shareholder value. Repurchases may affect our stock price and increase its volatility in the short term. While the existence of the program may increase the price and decrease liquidity in our stock in the short term, other market factors may cause the price of our common stock to fall below the price we paid for the repurchase of our common stock. As a result, shareholders may not see an increase in the value of their holdings.

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

HomeStreet, Inc. is a separate legal entity from the Bank, which is the primary source of funds available to HomeStreet Inc. to service its debt, fund its operations, pay dividends to shareholders, repurchase shares and otherwise satisfy its obligations. The availability of dividends from the Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a “well capitalized” ratio at the Bank, as well as by our policy of retaining a significant portion of our earnings to support the Bank’s operations. For additional information on these restrictions, see “Item 1 Business” in this 10-K. If the Bank cannot pay dividends to HomeStreet Inc., HomeStreet, Inc. may be limited in its ability to service its debt, fund its operations, repurchase shares and pay dividends to its shareholders.

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

The significant concentration of real estate secured loans in our portfolio has had a negative impact on our asset quality and profitability in the past and it may not have such impact in the future.

A substantial portion of our loans are secured by real property, including a growing portfolio of commercial real estate (“CRE”) loans. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, unforeseen natural disasters and a decline in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, other real estate owned (“OREO”), net charge-offs and provisions for credit and OREO losses. If real estate market values decline significantly, as they did in the 2008 to 2011 recession, the collateral for our loans may provide less security and reduce our ability to recover the principal, interest and costs due on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified, and as a result, we have faced and we could face in the future reduced liquidity, constraints on capital resources, increased obligations to investors to whom we sell mortgage loans, declining income on mortgage servicing fees and a related decrease in the value of MSRs, and declining values on certain securities we hold in our investment portfolio.

Deficiencies in our internal controls over financial reporting or enterprise risk management framework may result in ineffective mitigation of risk or an inability to identify and accurately report our financial results.

Our internal controls over financial reporting are intended to ensure we maintain accurate records, promote the accurate and timely reporting of our financial information, maintain adequate control over our assets, and prevent and detect unauthorized acquisition, use or disposition of our assets. Effective internal and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud, and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results may be harmed. In addition to our internal controls, we use an enterprise risk management framework in an effort to achieve an appropriate balance between risk and return, with established processes and procedures intended to identify, measure, monitor, report, analyze and control our primary risks, including liquidity risk, credit risk, price risk, interest rate risk, operational risk, including cybersecurity risks, legal and compliance risk, strategic risk and reputational risk. We also maintain a compliance program to identify, measure, assess and report on our adherence to applicable laws, policies and procedures.

Our controls and programs may not effectively mitigate all risk and limit losses in our business. In addition, as we make strategic shifts in our business, we implement new systems and processes. If our change management processes are not sound and adequate resources are not deployed to support these implementations and changes, we may experience additional internal control deficiencies that could expose the Company to operating losses or cause us to fail to appropriately anticipate or identify new risks related to such shifts in the business. Any failure to maintain effective controls or timely implement any necessary improvement of our internal and disclosure controls in the future could create losses, cause us to incur additional costs or fail to meet our reporting obligations. Failing to maintain an effective risk management framework or compliance program could also expose us to losses, adverse impacts to our financial position, results of operations and capital position, or regulatory criticism or restrictions.

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

Our consumer business, including our mortgage and other consumer lending and non-lending businesses, is also governed by policies enacted or regulations adopted by the CFPB which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. Our regulators, including the FDIC, use interpretations from the CFPB and relevant statutory citations in certain parts of their assessments of our regulatory compliance, including the Real Estate Settlement Procedures Act, the Final Integrated Disclosure Rule, known as TRID, and the Home Mortgage Disclosure Act, adding to the complexity of our regulatory requirements, increasing our data collection requirements and increasing our costs of compliance. The laws, rules and regulations to which we are subject evolve and change frequently, including changes that come from judicial or administrative agency interpretations of laws and regulations outside of the legislative process that may be more difficult to anticipate, and changes to our regulatory environment are often driven by shifts of political power in the federal government. In addition, we are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations and certain corporate actions. Administrative and judicial interpretations of the rules that apply to our business may change the way such rules are applied, which also increases our compliance risk if the interpretation differs from our understanding or prior practice. Moreover, an increasing amount of the regulatory authority that pertains to financial institutions is in the form of informal “guidance” such as handbooks, guidelines, examination manuals, field interpretations by regulators or similar provisions that could affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and our profitability.

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

Our computer systems, software and networks are subject to ongoing cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber-attacks; and other events. While we have experienced and continue to experience various forms of these cyber incidents in the past, we have not been materially impacted by them. Cyber incidents may not occur again, and they could occur more frequently and on a more significant scale.

Our business and operations rely on the secure processing, transmission, protection and storage of confidential, private and personal information by our computer operation systems and networks, as well as our online banking or reporting systems used by customers to effect certain financial transactions, all of which are either managed directly by us or through our third-party data processing vendors. The secure maintenance and transmission of confidential information, and the execution of transactions through our systems, are critical to protecting us and our customers against fraud and security breaches and to maintain customer confidence. To access our products and services, our customers may use personal computers, smartphones, tablet PCs, and other mobile devices that function beyond our control systems. Although we believe we have invested in, and plan to continue investing in, maintaining and routinely testing adequate operational and informational security procedures and controls, we rely heavily on our third-party vendors, technologies, systems, networks and our customers' devices, all of which are the target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that have resulted in and could again in the future result in the unauthorized release, gathering, monitoring, misuse, loss, theft or destruction of our confidential, proprietary and other information or that of our customers, or that could disrupt our operations or those of our customers or third parties. Even though we invest in, maintain and routinely test our operational and informational security procedures and controls, we may fail to anticipate or sufficiently mitigate security breaches, or we may experience data privacy breaches, that could result in losses to us or our customers, damage to our reputation, incurrence of significant costs, business disruption, our inability to grow our business and exposure to regulatory scrutiny or penalties, litigation and potential financial liability, any of which could adversely affect our business, financial condition, results of operations or capital position.

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

Risk Related to our Indebtedness

Payments on our $65 million senior notes due 2026, our $62 million of junior subordinated deferrable interest debentures due in 2035, 2036 and 2037 and our $100 million subordinated notes due 2032 (collectively the “HomeStreet Notes”) will depend on receipt of dividends and distributions from our subsidiaries.

We are a bank holding company and we conduct substantially all of our operations through the Bank. We depend on dividends, distributions and other payments from the Bank to meet our obligations, including to fund payments on the HomeStreet Notes.

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

As a bank holding company, our ability to pay the principal of, and interest on, the HomeStreet Notes is subject to the rules and guidelines of the Federal Reserve regarding capital adequacy. We intend to treat the HomeStreet Notes as “Tier 2 capital” under these rules and guidelines. The Federal Reserve guidelines generally require us to review the effects of the cash payment of Tier 2 capital instruments, such as the HomeStreet Notes, on our overall financial condition. The guidelines also require that we review our net income for the current and past four quarters, and the amounts we have paid on Tier 2 capital instruments for those periods, as well as our projected rate of earnings retention. Moreover, pursuant to federal law and Federal Reserve regulations, as a bank holding company, we are required to act as a source of financial and managerial strength to the Bank and commit resources to its support, including, without limitation, the guarantee of its capital plans if it is undercapitalized. Such support may be required at times when we may not otherwise be inclined or able to provide it. As a result of the foregoing, we may be unable to pay accrued interest on the HomeStreet Notes on one or more of the scheduled interest payment dates, or at any other time, or the principal of the HomeStreet Notes at the maturity of the HomeStreet Notes.

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

Risks Related to Certain Environmental, Social and Governance Issues

Our business is subject to evolving regulations and stakeholders’ expectations with respect to environmental, social and governance ("ESG") matters that could expose us to numerous risks.

Increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and are subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements. We may also communicate certain initiatives and goals regarding ESG-related matters in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosures. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope, prioritization or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Climate change could have a material negative impact on us and our customers.

Our business, as well as the operations and activities of our customers, we believe could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are anticipated to increase over time. Climate changes presents multi-faceted risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets as well as those of our customers; (ii) credit risk from borrowers with significant exposure to climate risk; and (iii) reputational risk from stakeholder concerns about our practices related to climate change and our carbon footprint. Our business, reputation, and ability to attract and retain employees may also be harmed if our response to climate change risk is perceived to be ineffective or insufficient.

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

ITEM 1BUNRESOLVED STAFF COMMENTS

None.

ITEM 1C     CYBERSECURITY

Cybersecurity Risk Management and Strategy:

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks.

We also maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to and remediate cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess, and manage material risks, as well as to test and improve our incident response plan. Our approach includes, among other things:

•conducting regular network and endpoint monitoring, vulnerability assessments, and penetration testing to improve our information systems, as such term is defined in Item 106(a) of Regulation S-K;
•running tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•regular cybersecurity training programs for employees, management and directors; conducting annual customer data handling training for all our employees;
•conducting annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•comparing our processes to standards set by the National Institute of Standards and Technology (“NIST”), International Organization for Standardization (“ISO”), and Center for Internet Security (“CIS”);
•leveraging the NIST cybersecurity framework to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident;
•operating threat intelligence processes designed to model and research our adversaries;
•closely monitoring emerging data protection laws and implementing changes to our processes designed to comply;
•undertaking regular reviews of our consumer facing policies and statements related to cybersecurity;
•proactively informing our customers of substantive changes related to customer data handling;
•conducting regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•through policy, practice and contract (as applicable) requiring employees, as well as third-parties who provide services on our behalf, to treat customer information and data with care;
•maintaining a risk management program for suppliers, vendors, and other third parties, which includes conducting pre-engagement risk-based diligence, implementing contractual security and notification provisions, and ongoing monitoring as needed; and
•carrying information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

These approaches vary in maturity across the business and we work to continually improve them.

Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all company risks. As part of this process appropriate disclosure personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations. As part of the above approach and processes, we regularly engage with assessors, consultants, auditors, and other third parties, to review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading "Risks Related to Information Technology" included as part of our risk factor disclosures in Item 1A of this Form 10-K.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management. Our Board Enterprise Risk Management Committee ("ERMC") is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the ERMC receives an overview from management and the management steering committee of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the ERMC generally receives materials including a cybersecurity scorecard and other materials indicating current and emerging cybersecurity threat risks, and describing the company’s ability to mitigate those risks, and discusses such matters with our Chief Information Security Officer and Chief Information Officer. Members of the ERMC are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks may also be considered during separate Board meeting discussions. The Board engages external cyber security experts, as needed, leveraging their expertise as part of our ongoing effort to evaluate and enhance our cybersecurity program. They help with cyber defense capabilities and transformation designed to mitigate associated threats, reduce risk, enhance our cybersecurity posture, and meet the Company's evolving needs.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Security Officer, Chief Information Officer, and our management technology steering committee. Such individuals have collectively over 30 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs, as well as several relevant certifications, including Certified Information Security Manager and Certified Information Systems Security Professional.

These members of management and the management technology steering committee are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

If a cybersecurity incident is determined to be a material cybersecurity incident, our incident response plan and cybersecurity disclosure controls and procedures define the process to disclose such a material cybersecurity incident.

ITEM 2PROPERTIES

We lease principal offices, which are located in downtown Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. This lease provides sufficient space to conduct the management of our business. The Company conducts its Commercial and Consumer Banking activities in locations in Washington, California, Oregon, Hawaii, Idaho, and Utah. As of December 31, 2023, we operated in four primary commercial lending centers, 58 retail deposit branches, and one insurance office. As of such date, we also operated two facilities for the purpose of administrative and other functions in addition to the principal offices: a call center and operations support facility located in Federal Way, Washington, and a loan fulfillment center in Lynnwood, Washington. Other than those we lease, we own eight of the retail deposit branches, the call center and operations support facility in Federal Way, and we own 50% of a retail branch through a joint venture.

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

As of February 29, 2024, there were 2,171 shareholders of record of our common stock.

Dividend Policy

HomeStreet has a dividend policy that contemplates the payment of quarterly cash dividends on our common stock when, if and in an amount declared by the Board of Directors after taking into consideration, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. The Company currently does not intend on paying dividends in 2024. The determination of whether to pay a dividend and the dividend rate to be paid will be reassessed each quarter by the Board of Directors in accordance with the dividend policy. Our ability to pay dividends to shareholders is dependent on many factors, including the Bank's ability to pay dividends to the Company.

Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of 2023.

ITEM 6     Reserved.

ITEM 7MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of results of operations and financial condition ("MD&A") is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our consolidated Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes in Part II, Item 8 of this Form 10-K. A comparison of the financial results for the year ended December 31, 2022 to the year ended December 31, 2021, is included in Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Management's Overview of 2023 Financial Performance

Recent Developments
Proposed Merger Transaction
On January 16, 2024, the Company entered into a definitive merger agreement with FirstSun, the holding company of Sunflower Bank whereby HomeStreet and HomeStreet Bank will merge with and into FirstSun and Sunflower Bank, respectively. Under the agreement, the companies will combine in an all-stock transaction in which HomeStreet shareholders will receive 0.4345 of a share of FirstSun common stock for each share of HomeStreet common stock. The Merger is expected to close in the middle of 2024.

Economic and Market Conditions

Our financial results have been adversely impacted by the historically significant increase in short-term interest rates by the Federal Reserve during 2022 and 2023. This dramatic increase in rates resulted in significant reductions in loan demand, particularly in single family mortgage. Accordingly, our gain on loan sales activities declined significantly and are expected to remain at low levels in 2024. Additionally, our interest sensitive deposits declined as customers moved funds to higher yielding products both at our Bank and at other financial institutions and brokerage firms. We have taken a number of steps to reduce the pressure on our funding base, including: (i) significantly reducing our level of loan originations; (ii) introducing promotional priced deposit products which allow us to attract and retain deposits without repricing our existing interest-bearing deposit base; (iii) entering into $1 billion of fixed-rate Federal Home Loan Bank advances in the fourth quarter of 2022; and (iv) completing the acquisition of three California branches in the first quarter of 2023. Inflationary pressures have adversely impacted our operations by increasing our costs, primarily compensation costs which we expect to be higher in 2024.

Due to the impacts of the significant increases in short term rates by the Federal Reserve in 2023, and as a result of our actions taken to address the impact of these increases, we expect the balance of our loans held for investment to stay relatively stable during 2024 and our net interest margin to be lower in 2024 as compared to 2023.

Critical Accounting Estimates

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, these changes could have a material adverse effect on the carrying value of assets and liabilities and on our results of operations. We have identified two policies and estimates as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses ("ACL") and the valuation of residential mortgage servicing rights ("MSR").

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of the loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and loss given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model we use and to assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade for all periods, the amount of the ACL at December 31, 2023 would increase by approximately $8 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

MSRs are recognized as separate assets when servicing rights are acquired through the sale of loans or through purchases. of MSRs For sales of mortgage loans, the fair value of the MSR is estimated and capitalized. Purchased MSRs are capitalized at the cost to acquire. Initial and subsequent fair value measurements are determined using a discounted cash flow model. To determine the fair value of the MSR, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. We also utilize a third-party valuation firm to value our MSRs on a periodic basis, the results of which we use to evaluate the reasonableness of our modeled values. Actual market conditions could vary significantly from current conditions which could result in the estimated life of the underlying loans being different which would change the fair value of the MSR. We carry our single family residential MSRs at fair value and report changes in fair value through earnings. MSRs for loans other than single family loans are adjusted to fair value if the carrying value is higher than fair value and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Summary Financial Data

	For the Years Ended December 31,
(dollars in thousands, except per share data and FTE data)	2023	2022

Select Income Statement data:
Net interest income	$166,753	$233,307
Provision for credit losses	(441)	(5,202)
Noninterest income	41,921	51,570
Noninterest expense	241,872	205,419
Net income (loss):
Before income tax (benefit) expense	(32,757)	84,660
Total	(27,508)	66,540
Net income (loss) per fully diluted share	$(1.46)	$3.49
Core net income (loss): (1)
Total	8,284	66,540
Core net income (loss) per fully diluted share	$0.44	$3.49
Select Performance Ratios:
Return on average equity	(5.0)%	10.8%
Return on average tangible equity (1)	2.0%	11.5%
Return on average assets
Net income (loss)	(0.29)%	0.79%
Core (1)	0.09%	0.79%
Efficiency ratio (1)	95.6%	72.4%
Net interest margin	1.88%	2.99%
Other Data:
Full time equivalent employees	902	942
(1)Core net income (loss), core net income (loss) per fully diluted share, return on average tangible equity, core return on average assets and the efficiency ratio are non-GAAP financial measures. For a reconciliation of core net income, core return on average assets and return on average tangible equity to the nearest comparable GAAP financial measure and the computation of the efficiency ratio, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial Data (continued)

	As of December 31,
(dollars in thousands, except share and per share data)	2023	2022

Selected Balance Sheet Data:
Loans held for sale ("LHFS")	$19,637	$17,327
Loans held for investment ("LHFI"), net	7,382,404	7,384,820
ACL	40,500	41,500
Investment securities	1,278,268	1,400,212
Total assets	9,392,450	9,364,760
Deposits	6,763,378	7,451,919
Borrowings	1,745,000	1,016,000
Long-term debt	224,766	224,404
Total shareholders' equity	538,387	562,147
Other data:
Book value per share	$28.62	$30.01
Tangible book value per share (1)	$28.11	$28.41
Total equity to total assets	5.7%	6.0%
Tangible common equity to tangible assets (1)	5.6%	5.7%
Shares outstanding at period end	18,810,055	18,730,380
Loans to deposits ratio	110.0%	99.9%
Credit quality:
ACL to total loans (2)	0.55%	0.57%
ACL to nonaccrual loans	103.9%	412.7%
Nonaccrual loans to total loans	0.53%	0.14%
Nonperforming assets to total assets	0.45%	0.13%
Nonperforming assets	$42,643	$11,893
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio	8.50%	8.63%
Total risk-based capital	13.49%	12.59%
Common equity Tier 1 capital	12.79%	11.92%
Company
Tier 1 leverage ratio	7.04%	7.25%
Total risk-based capital	12.84%	11.53%
Common equity Tier 1 capital	9.66%	8.72%
(1)Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. For a reconciliation to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2)This ratio excludes balances insured by the FHA or guaranteed by the VA or SBA.

Results of Operations

2023 Compared to 2022

General: Our net income (loss) and income (loss) before taxes were $(27.5) million and $(32.8) million, respectively, in 2023, as compared to $66.5 million and $84.7 million, respectively, in 2022. Our core net income and core income before taxes in 2023, which excludes the impact of the goodwill impairment charge and merger related expenses, was $8.3 million and $8.6 million, as compared to $66.5 million and $84.7 million, respectively, in 2022. The $76.1 million decrease in core income before taxes was due to lower net interest income, a lower recovery of allowance for credit losses and lower noninterest income, partially offset by lower noninterest expense.

Income Taxes: Our effective tax rate of 16.0% during 2023 was significantly impacted by the goodwill impairment charge, a portion of which was not deductible for tax purposes and the benefits of tax advantaged investments which were higher than our core income before taxes. Our effective tax rate in 2022 of 21.4% was lower than the statutory rate due to the benefits of tax advantaged investments and reductions in taxes on income related to excess tax benefits resulting from the vesting of stock awards during the period.

Net Interest Income: The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin:

	Years Ended December 31,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets
Loans (1)	$7,474,410	$342,152	4.54%	$6,596,284	$267,672	4.02%
Investment securities (1)	1,382,378	53,346	3.86%	1,195,995	37,986	3.18%
FHLB Stock, Fed Funds and other	165,568	8,873	5.33%	105,028	3,622	3.40%
Total interest-earning assets	9,022,356	404,371	4.45%	7,897,307	309,280	3.88%
Noninterest-earning assets	446,814			498,771
Total assets	$9,469,170			$8,396,078
Interest-bearing liabilities
Interest-bearing deposits: (2)
Demand deposits	$385,276	$917	0.24%	$521,424	$755	0.14%
Money market and savings	2,235,348	30,874	1.37%	2,941,699	12,913	0.44%
Certificates of deposit	2,768,594	106,129	3.83%	1,328,290	18,345	1.38%
Total	5,389,218	137,920	2.56%	4,791,413	32,013	0.67%
Borrowings:
Borrowings	1,752,454	82,861	4.68%	1,024,344	29,085	2.81%
Long-term debt	224,574	12,209	5.41%	219,398	9,883	4.49%
Total interest-bearing liabilities	7,366,246	232,990	3.15%	6,035,155	70,981	1.17%
Noninterest-bearing liabilities
Demand deposits (2)	1,430,151			1,624,223
Other liabilities	120,539			119,231
Total liabilities	8,916,936			7,778,609
Shareholders' equity	552,234			617,469
Total liabilities and shareholders’ equity	$9,469,170			$8,396,078
Net interest income		$171,381			$238,299
Net interest rate spread			1.30%			2.71%
Net interest margin			1.88%			2.99%
(1)Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $4.6 million and $5.0 million for 2023 and 2022, respectively. The estimated federal statutory tax rate was 21% for both 2023 and 2022.
(2)Cost of all deposits, including noninterest-bearing demand deposits, was 2.02% and 0.50% for 2023 and 2022, respectively.

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

	2023 vs. 2022
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume

Assets:
Interest-earning assets
Loans	$36,584	$37,896	$74,480
Investment securities	8,906	6,454	15,360
FHLB stock, Fed Funds and other	2,603	2,648	5,251
Total interest-earning assets	48,093	46,998	95,091
Liabilities:
Deposits
Demand deposits	396	(234)	162
Money market and savings	21,696	(3,735)	17,961
Certificates of deposit	54,500	33,284	87,784
Total interest-bearing deposits	76,592	29,315	105,907
Borrowings:
Borrowings	26,051	27,725	53,776
Long-term debt	2,085	241	2,326
Total interest-bearing liabilities	104,728	57,281	162,009
Total changes in net interest income	$(56,635)	$(10,283)	$(66,918)

Net interest income in 2023 decreased $66.6 million as compared to 2022 due primarily to a decrease in our net interest margin partially offset by increases in the average balance of interest earning assets. The increase in the average balance of our interest-earning assets was due to loan originations and purchases of investment securities during 2022. Our net interest margin decreased from 2.99% in 2022 to 1.88% in 2023 due to a 198 basis point increase in the rates paid on interest-bearing liabilities which was partially offset by a 57 basis point increase in the yield on interest earning assets. Yields on interest-earning assets increased as the yields on loan originations during the last two years were higher than the rates of our existing portfolio of loans and yields on adjustable rate loans increased due to increases in the indexes on which their pricing is based. The higher yields on our investment securities were primarily due to adjustments to yields realized from longer estimated lives of certain securities and the yields of securities purchased during the past year being higher than the yields on our existing portfolio. The increase in the rates paid on our interest-bearing liabilities was due to an increase in the proportion of higher cost borrowings and a decrease in the proportion of noninterest-bearing deposits to the total balance of interest-bearing liabilities, higher deposit costs and higher borrowing costs. The increases in the rates paid on deposits were due to the significant increase in market interest rates over the prior year and the decrease in the proportion of noninterest-bearing deposits to total deposits. Our average borrowings increased by $728 million to fund the growth of our loan portfolio and investment securities. Our cost of borrowings increased from 281 basis points during 2022 to 468 basis points during 2023 due to the significant increase in market interest rates during the last two years.

Provision for Credit Losses: A $0.4 million recovery of our allowance for credit losses was recognized during 2023 compared to a $5.2 million recovery of our allowance for credit losses in 2022. The recovery of our allowance for credit losses in 2022 was the result of the favorable performance of our loan portfolio, a stable low level of nonperforming assets and an improved outlook of the estimated impact of COVID-19 on our loan portfolio.

Noninterest income consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$8,500	$13,054
CRE, multifamily and SBA	846	4,647
Loan servicing income	12,648	12,388
Deposit fees	10,148	8,875
Other	9,779	12,606
Total noninterest income	$41,921	$51,570

(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022

Single family servicing income (loss), net:
Servicing fees and other	$15,523	$15,737
Changes - amortization (1)	(6,378)	(9,951)
Subtotal	9,145	5,786
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	414	16,739
Net gain (loss) from economic hedging	(1,744)	(18,790)
Subtotal	(1,330)	(2,051)
Total	$7,815	$3,735

Commercial loan servicing income:
Servicing fees and other	$10,611	$16,345
Amortization of capitalized MSRs	(5,778)	(7,692)
Total	4,833	8,653
Total loan servicing income	$12,648	$12,388
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The decrease in noninterest income in 2023 as compared to 2022 was due to a decrease in gain on loan origination and sale activities and other income, which was partially offset by higher deposit fees. The $8.4 million decrease in gain on loan origination and sale activities was due to a $4.6 million decrease in single family gain on loan origination and sale activities and a $3.8 million decrease in commercial real estate and commercial and industrial gain on loan origination and sale activities. The decrease in single family gain on loan origination and sale activities was due to a decrease in rate lock volume as a result of the effects of increasing mortgage interest rates. The decrease in commercial real estate and commercial and industrial gain on loan origination and sale activities was primarily due to an 82% decrease in loans sold as a result of increasing interest rates. The $2.8 million decrease in other income was primarily due to a $4.3 million gain on sale of branches realized in 2022. The $1.3 million increase in deposit fee income was primarily due to higher early withdrawals fees.

Noninterest expense consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022

Noninterest expense
Compensation and benefits	$111,064	$115,533
Information services	29,901	29,981
Occupancy	22,241	24,528
General, administrative and other	38,809	35,377
Goodwill impairment charge	39,857	—
Total noninterest expense	$241,872	$205,419

The $36.5 million increase in noninterest expenses in 2023 as compared to 2022 was due to a $39.9 million goodwill impairment charge and higher general, administrative and other costs which were partially offset by lower compensation and benefit costs and occupancy costs. The $4.5 million decrease in compensation and benefit costs was primarily due to reduced commission expense on lower loan origination volumes in our single family mortgage operations, lower staffing levels and lower bonus expense, which were partially offset by wage increases given in 2023, higher medical costs related to our self-insured medical program and a reduction in deferred costs due to lower levels of loan production. FTEs decreased from 970 at the beginning of 2022 to 913 at the end of 2022 to 875 at the end of 2023. The increase in general, administrative and other costs was primarily due to higher FDIC insurance fees, resulting primarily from our larger asset base, and $1.5 million of merger related costs, which were partially offset by lower business taxes.

Financial Condition – December 31, 2023 compared to December 31, 2022

During 2023, our total assets increased $28 million due primarily to a $143 million increase in cash, partially offset by a decrease in investment securities. During 2023 total liabilities increased $51 million due to an increase in borrowings, partially offset by a decrease in deposits. The $689 million decrease in deposits was due to a $229 million decrease in brokered certificates of deposit and a $1.3 billion decrease in non-certificates of deposit balances which were partially offset by a $491 million increase in certificates of deposit balances related to our promotional products. The decrease in deposits was offset by $373 million in deposits that we acquired as part of the branch acquisitions completed in the first quarter of 2023. The $729 million of additional borrowings were used to replace maturing brokered deposits and increase our on-balance sheet cash and cash equivalent balances.

Investment Securities

The fair values of our investment securities available for sale ("AFS") are as follows:

	At December 31,
	2023	2022
(in thousands)	Fair Value	Fair Value

Investment securities AFS:
Mortgage-backed securities:
Residential	$183,798	$197,262
Commercial	47,756	56,049
Collateralized mortgage obligations:
Residential	439,738	553,039
Commercial	57,397	70,519
Municipal bonds	404,874	411,548
Corporate debt securities	38,547	42,945
U.S. Treasury securities	20,184	19,934
Agency debentures	58,905	27,478
Total	$1,251,199	$1,378,774

Loans

The following table details the composition of our LHFI portfolio by dollar amount:

	At December 31,
(in thousands)	2023	2022

CRE
Non-owner occupied CRE	$641,885	$658,085
Multifamily	3,940,189	3,975,754
Construction/land development	565,916	627,663
Total	5,147,990	5,261,502
Commercial and industrial loans
Owner occupied CRE	391,285	443,363
Commercial business	359,049	359,747
Total	750,334	803,110
Consumer loans
Single family	1,140,279	1,009,001
Home equity and other	384,301	352,707
Total (1)	1,524,580	1,361,708
Total LHFI	7,422,904	7,426,320
ACL	(40,500)	(41,500)
Total LHFI less ACL	$7,382,404	$7,384,820
(1)Includes $1.3 million and $5.9 million of loans at December 31, 2023 and 2022, respectively, where a fair value option election was made at the time of origination and; therefore, are carried at fair value with changes recognized in the consolidated income statements.

The following tables show the contractual maturity of our loan portfolio by loan type:

	December 31, 2023				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

CRE
Non-owner occupied CRE	$29,737	$213,997	$398,151	$641,885	$101,854	$510,294
Multifamily	2,495	75,380	3,862,314	3,940,189	38,777	3,898,917
Construction/land development	502,033	63,883	—	565,916	28,958	34,925
Total	534,265	353,260	4,260,465	5,147,990	169,589	4,444,136
Commercial and industrial loans
Owner occupied CRE	2,683	91,986	296,616	391,285	130,306	258,296
Commercial business	154,785	118,054	86,210	359,049	61,173	143,091
Total	157,468	210,040	382,826	750,334	191,479	401,387
Consumer loans
Single family	590	1,036	1,138,653	1,140,279	414,957	724,732
Home equity and other	1	95	384,205	384,301	7,794	376,506
Total	591	1,131	1,522,858	1,524,580	422,751	1,101,238
Total LHFI	$692,324	$564,431	$6,166,149	$7,422,904	$783,819	$5,946,761

	December 31, 2022				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

CRE
Non-owner occupied CRE	$27,163	$171,380	$459,542	$658,085	$83,078	$547,844
Multifamily	3,389	59,234	3,913,131	3,975,754	23,838	3,948,527
Construction/land development	543,108	84,555	—	627,663	30,877	53,678
Total	573,660	315,169	4,372,673	5,261,502	137,793	4,550,049
Commercial and industrial loans
Owner occupied CRE	4,688	82,399	356,276	443,363	134,895	303,780
Commercial business	63,681	179,566	116,500	359,747	75,922	220,144
Total	68,369	261,965	472,776	803,110	210,817	523,924
Consumer loans
Single family	67	598	1,008,336	1,009,001	385,839	623,095
Home equity and other	44	18	352,645	352,707	7,381	345,282
Total	111	616	1,360,981	1,361,708	393,220	968,377
Total LHFI	$642,140	$577,750	$6,206,430	$7,426,320	$741,830	$6,042,350

Loan Roll-forward

(in thousands)	2023	2022

Loans - beginning balance January 1,	$7,426,320	$5,542,849
Originations and advances	1,300,571	3,583,204
Transfers to LHFS	(2,507)	(12,361)
Payoffs, paydowns and other	(1,296,786)	(1,685,063)
Charge-offs and transfers to OREO	(4,694)	(2,309)
Loans - ending balance December 31,	$7,422,904	$7,426,320

Loan Originations and Advances

	Years Ended December 31,
(in thousands)	2023	2022

CRE
Non-owner occupied CRE	$20,025	$74,235
Multifamily	129,712	1,855,152
Construction/land development	620,580	758,967
Total	770,317	2,688,354
Commercial and industrial loans
Owner occupied CRE	25,880	74,639
Commercial business	127,790	192,037
Total	153,670	266,676
Consumer loans
Single family	232,115	436,580
Home equity and other	144,469	191,594
Total	376,584	628,174
Total	$1,300,571	$3,583,204

Production Volumes for Sale to the Secondary Market

	Years Ended December 31,
(in thousands)	2023	2022

Loan originations
Single family loans	$332,811	$573,110
Commercial and industrial and CRE loans	30,061	100,092
Loans sold
Single family loans	335,751	693,348
Commercial and industrial and CRE loans (1)	26,839	145,622

Net gain on loan origination and sale activities
Single family loans	$8,500	$13,054
Commercial and industrial and CRE loans (1)	846	4,647
Total	$9,346	$17,701

(1) May include loans originated as held for investment.

Capitalized Mortgage Servicing Rights ("MSRs")

	Years Ended December 31,
(in thousands)	2023	2022

Single Family MSRs
Beginning balance	$76,617	$61,584
Additions and amortization:
Originations	3,136	8,245
Purchases	460	—
Amortization (1)	(6,378)	(9,951)
Net additions and amortization	(2,782)	(1,706)
Change in fair value due to assumptions (2)	414	16,739
Ending balance	$74,249	$76,617
Ratio to related loans serviced for others	1.40%	1.41%

Multifamily and SBA MSRs
Beginning balance	$35,256	$39,415
Originations	509	3,533
Amortization	(5,778)	(7,692)
Ending balance	$29,987	$35,256
Ratio to related loans serviced for others	1.58%	1.82%
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Deposits

Deposit balances and weighted average rates were as follows for the periods indicated:

	At December 31,
	2023		2022
(in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Deposits by product:
Noninterest-bearing demand deposits	$1,306,503	—%	$1,399,912	—%
Interest-bearing:
Interest-bearing demand deposits	344,748	0.25%	466,490	0.10%
Savings	261,508	0.06%	258,977	0.06%
Money market	1,622,665	1.79%	2,383,209	1.22%
Certificates of deposit
Brokered deposits	1,218,008	5.36%	1,446,528	3.94%
Other	2,009,946	3.95%	1,496,803	2.26%
Total interest-bearing deposits	5,456,875	3.19%	6,052,007	1.98%
Total deposits	$6,763,378	2.58%	$7,451,919	1.61%

The following table presents the schedule of maturities of certificates of deposit as of December 31, 2023:

(in thousands)	Three Months or Less	Over Three Months to Twelve Months	Over One Year through Three Years	Over Three Years	Total

Time deposits of $250,000 or less	$985,167	$1,854,460	$183,705	$11,088	$3,034,420
Time deposits of $250,000 or more	70,076	113,168	9,411	879	193,534
Total	$1,055,243	$1,967,628	$193,116	$11,967	$3,227,954

Credit Risk Management: Delinquent Loans, Nonperforming Assets and Provision for Credit Losses

As of December 31, 2023, our ratio of nonperforming assets to total assets remained low at 0.45% while our ratio of total loans delinquent over 30 days to total loans was 0.72%. The Company recorded a recovery of our allowance for credit losses of $0.4 million in 2023, and the ACL for loans decreased by $1.0 million, as a result of the favorable performance of our loan portfolio and a stable low level of nonperforming assets.

Delinquent loans by loan type consisted of the following:

	At December 31, 2023
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non- owner occupied CRE	$—	$—	$—		$16,803	$16,803	$625,082	$641,885
Multifamily	—	1,915	—		—	1,915	3,938,274	3,940,189
Construction and land development
Multifamily construction	—	—	—		—	—	168,049	168,049
CRE construction	—	—	—		3,821	3,821	14,692	18,513
Single family construction	—	—	—		—	—	274,050	274,050
Single family construction to permanent	—	—	—		—	—	105,304	105,304
Total	—	1,915	—		20,624	22,539	5,125,451	5,147,990
Commercial and industrial loans
Owner occupied CRE	—	—	—		706	706	390,579	391,285
Commercial business	—	—	—		13,686	13,686	345,363	359,049
Total	—	—	—		14,392	14,392	735,942	750,334
Consumer loans
Single family	5,174	1,993	4,261	(2)	2,650	14,078	1,126,201	1,140,279
Home equity and other	974	225	—		1,310	2,509	381,792	384,301
Total	6,148	2,218	4,261		3,960	16,587	1,507,993	1,524,580	(3)
Total loans	$6,148	$4,133	$4,261		$38,976	$53,518	$7,369,386	$7,422,904
%	0.08%	0.05%	0.06%		0.53%	0.72%	99.28%	100.00%
(1) Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $12.4 million.
(2) FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3) Includes $1.3 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.

	At December 31, 2022
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non- owner occupied CRE	$—	$—	$—		$—	$—	$658,085	$658,085
Multifamily	—		—		—	—	3,975,754	3,975,754
Construction and land development
Multifamily construction	—	—	—		—	—	95,117	95,117
CRE construction	—	—	—		—	—	18,954	18,954
Single family construction	—	—	—		—	—	355,554	355,554
Single family construction to permanent	—	—	—		—	—	158,038	158,038
Total	—	—	—		—	—	5,261,502	5,261,502
Commercial and industrial loans
Owner occupied CRE	—	—	—		2,521	2,521	440,842	443,363
Commercial business	—	—	—		4,269	4,269	355,478	359,747
Total	—	—	—		6,790	6,790	796,320	803,110
Consumer loans
Single family	4,556	1,724	4,372	(2)	2,584	13,236	995,765	1,009,001
Home equity and other	267	296	—		681	1,244	351,463	352,707
Total	4,823	2,020	4,372		3,265	14,480	1,347,228	1,361,708	(3)
Total loans	$4,823	$2,020	$4,372		$10,055	$21,270	$7,405,050	$7,426,320
%	0.06%	0.03%	0.06%		0.14%	0.29%	99.71%	100.00%
(1)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $10.6 million.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Includes $5.9 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	December 31, 2023		December 31, 2022
(in thousands)	Balance	Rate (1)	Balance	Rate (1)

CRE
Non-owner occupied CRE	$2,610	0.41%	$2,102	0.32%
Multifamily	13,093	0.33%	10,974	0.28%
Construction/land development
Multifamily construction	3,983	2.37%	998	1.05%
CRE construction	189	1.02%	196	1.03%
Single family construction	7,365	2.69%	12,418	3.51%
Single family construction to permanent	672	0.64%	1,171	0.74%
Total	27,912	0.54%	27,859	0.53%
Commercial and industrial loans
Owner occupied CRE	899	0.23%	1,030	0.23%
Commercial business	2,950	0.83%	3,247	0.91%
Total	3,849	0.52%	4,277	0.54%
Consumer loans
Single family	5,287	0.51%	5,610	0.62%
Home equity and other	3,452	0.90%	3,754	1.06%
Total	8,739	0.61%	9,364	0.74%
Total ACL	$40,500	0.55%	$41,500	0.57%
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

The Company’s contractual cash flow obligations include the maturity of certificates of deposit, short term and long-term borrowings, interest on certificates of deposit and borrowings, operating leases and fees for information technology related services and professional services. Obligations for certificates of deposit and short-term borrowings are typically satisfied through the renewal of these instruments or the generation of new deposits or use of available short-term borrowings. Interest payments and obligations related to leases and services are typically met by cash generated from our operations. The Company does not have any obligation to repay long-term debt within the next three years other than $65 million in principal amount of Senior Notes maturing on June 1, 2026. The Company intends to repay the Senior Notes with dividends made to the Company from the Bank or from funds received through the issuance of new debt or sales of stock.

At December 31, 2023, the Bank had available borrowing capacity of $2.1 billion from the FHLB, $710 million from the FRBSF and $1.1 billion under borrowing lines established with other financial institutions. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity will be sufficient to meet our liquidity needs for at least the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our liquidity needs during or beyond the next 12 months.
Cash Flows

For 2023 and 2022, cash and cash equivalents increased $142.8 million and $7.6 million, respectively. As a banking institution, the Company has extensive access to liquidity. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.
Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For 2023, $8 million of cash was provided by operating activities. For 2022, cash of $218 million was provided by operating activities, primarily from cash proceeds from the sale of loans exceeding cash used to fund LHFS.

Cash flows from investing activities

The Company's investing activities are primarily related to investment securities and LHFI. For 2023, cash of $484 million was provided by investing activities primarily from the cash acquired from an acquisition of branches and the related deposits, principal repayments on AFS investment securities and LHFI repayments in excess of originations, partially offset by the purchase of AFS investment securities and net FHLB stock purchases. For 2022, cash of $2.7 billion was used in investing activities primarily for the origination of LHFI net of principal repayments, the purchase of AFS investment securities and cash distributed in the sale of branches, partially offset by proceeds from the sale of and principal repayments of investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits, net proceeds from borrowings and equity transactions. For 2023, cash of $349 million was used in financing activities primarily due to decreases in deposits and dividends paid on our common stock partially offset by a net increase in long term and short-term borrowings. For 2022, cash of $2.4 billion was provided by financing activities from growth in deposits, increase in long-term FHLB borrowings and proceeds from our debt issuance, partially offset by net repayment of short-term borrowings and repurchases of and dividends paid on our common stock.

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

The following tables set forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as of the dates indicated below, as compared to the respective regulatory requirements applicable to them:

	At December 31, 2023
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$675,440	7.04%	$383,696	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	615,440	9.66%	286,709	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	675,440	10.60%	382,279	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	818,075	12.84%	509,705	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$814,719	8.50%	$383,482	4.0%	$479,352	5.0%
Common equity tier 1 capital (to risk-weighted assets)	814,719	12.79%	286,569	4.5%	413,933	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	814,719	12.79%	382,092	6.0%	509,456	8.0%
Total risk-based capital (to risk-weighted assets)	858,992	13.49%	509,456	8.0%	636,820	10.0%

	At December 31, 2022
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$693,112	7.25%	$382,467	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	633,112	8.72%	326,876	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	693,112	9.54%	435,834	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	837,828	11.53%	581,112	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$822,891	8.63%	$381,506	4.0%	$476,883	5.0%
Common equity tier 1 capital (to risk-weighted assets)	822,891	11.92%	310,582	4.5%	448,618	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	822,891	11.92%	414,109	6.0%	552,146	8.0%
Total risk-based capital (to risk-weighted assets)	868,993	12.59%	552,146	8.0%	690,182	10.0%

At each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both the Company and the Bank are required to maintain a "conservation buffer" consisting of additional Common Equity Tier 1 Capital which is at least 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and the Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At December 31, 2023, capital conservation buffers for the Company and the Bank were 4.60% and 5.49%, respectively.

The Company paid a quarterly cash dividend totaling $0.65 per common share in the year 2023. In the first quarter of 2024, the Company did not declare a cash dividend and currently does not plan to pay quarterly dividends in 2024. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions.

We had no material commitments for capital expenditures as of December 31, 2023. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. The merger agreement with FirstSun contains restrictions on the Company’s ability to incur additional long-term debt or sell shares of preferred or common stock.

Accounting Developments

See Financial Statements and Supplementary Data - Note 1, Summary of Significant Accounting Policies for a discussion of accounting developments.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance. In this Form 10-K, we use the following non-GAAP measures: (i) tangible common equity and tangible assets as we believe this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios; (ii) core income and effective tax rate on core income before taxes, which excludes goodwill impairment charges and merger related expenses and the related tax impact as we believe this measure is a better comparison to be used for projecting future results and (iii) an efficiency ratio which is the ratio of noninterest expense to the sum of net interest income and noninterest income, excluding certain items of income or expense and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income taxes and we believe including them in noninterest expense impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income taxes.

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

We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate a comparison of our performance to prior periods. We believe these measures are frequently used by securities analysts, investors and other parties in the evaluation of companies in our industry. These non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP. In the information below, we have provided reconciliations of, where applicable, the most comparable GAAP financial measures to the non-GAAP measures used in this Form 10-K, or a calculation of the non-GAAP financial measure.

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures or the calculation of the non-GAAP financial measures:

	For the Year Ended
(in thousands, except ratio)	2023	2022

Core net income (loss)
Net income (loss)	$(27,508)	$66,540
Adjustments (tax effected)
Merger related expenses	1,170	—
Goodwill impairment charge	34,622	—
Total	$8,284	$66,540
Core net income (loss) per fully diluted share
Fully diluted shares	18,783,005	19,041,111
Computed amount
	$0.44	$3.49
Return on average tangible equity
Average shareholders' equity	$552,234	$617,469
Less: Average goodwill and other intangibles	(25,695)	(30,930)
Average tangible equity	$526,539	$586,539

Core net income	$8,284	$66,540
Adjustments (tax effected):
Amortization on core deposit intangibles	2,302	751
Tangible income applicable to shareholders	$10,586	$67,291

Ratio	2.0%	11.5%

Efficiency ratio
Noninterest expense
Total	$241,872	$205,419
Adjustments:
Merger related expenses	(1,500)	—
Goodwill Impairment charge	(39,857)	—
State of Washington taxes	(994)	(2,311)
Adjusted total	$199,521	$203,108

Total revenues
Net interest income	$166,753	$233,307
Noninterest income	41,921	51,570
Gain on sale of branches	—	(4,270)
Total	$208,674	$280,607

Ratio	95.6%	72.4%

Effective tax rate used in computations above (1)	22.0%	22.0%

	As of
(in thousands, except share data)	December 31, 2023	December 31, 2022

Tangible book value per share
Shareholders' equity	$538,387	$562,147
Less: goodwill and other intangibles	(9,641)	(29,980)
Tangible shareholder's equity	$528,746	$532,167

Common shares outstanding	18,810,055	18,730,380

Computed amount	$28.11	$28.41

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$528,746	$532,167
Tangible assets
Total assets	$9,392,450	$9,364,760
Less: Goodwill and other intangibles	(9,641)	(29,980)
Net	$9,382,809	$9,334,780

Ratio	5.6%	5.7%
(1) Effective tax rate indicated is used for all adjustments except the goodwill impairment charge as a portion of this charge was not deductible for tax purposes. Instead, a computed effective rate of 13.1% was used for the goodwill impairment charge.

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

The following table presents sensitivity gaps for these different intervals:

	December 31, 2023
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets
Cash & cash equivalents	$215,664	$—	$—	$—	$—	$—	$—	$—	$215,664
FHLB Stock	49,692	—	—	—	—	—	5,601	—	55,293
Investment securities (1)	154,952	105,325	100,667	163,851	162,955	546,167	44,351	—	1,278,268
LHFS	19,637	—	—	—	—	—	—	—	19,637
LHFI (1)	1,205,491	371,792	592,788	1,847,822	1,951,811	1,385,156	68,044	—	7,422,904
Total	1,645,436	477,117	693,455	2,011,673	2,114,766	1,931,323	117,996	—	8,991,766
Noninterest-earning assets	—	—	—	—	—	—	—	400,684	400,684
Total assets	$1,645,436	$477,117	$693,455	$2,011,673	$2,114,766	$1,931,323	$117,996	$400,684	$9,392,450
Interest-bearing liabilities
Demand deposit accounts (2)	$344,748	$—	$—	$—	$—	$—	$—	$—	$344,748
Savings accounts (2)	261,508	—	—	—	—	—	—	—	261,508
Money market accounts (2)	1,622,665	—	—	—	—	—	—	—	1,622,665
Certificates of deposit	1,055,243	1,221,580	746,048	193,116	11,865	—	102	—	3,227,954
FHLB advances	100,000	—	—	800,000	200,000	—	—	—	1,100,000
FRB borrowings	200,000	300,000	145,000	—	—	—	—	—	645,000
Long-term debt (3)	59,766	—	—	65,000	100,000	—	—	—	224,766
Total	3,643,930	1,521,580	891,048	1,058,116	311,865	—	102	—	7,426,641
Noninterest-bearing liabilities	—	—	—	—	—	—	—	1,427,422	1,427,422
Shareholders' Equity	—	—	—	—	—	—	—	538,387	538,387
Total liabilities and shareholders’ equity	$3,643,930	$1,521,580	$891,048	$1,058,116	$311,865	$—	$102	$1,965,809	$9,392,450
Interest sensitivity gap	$(1,998,494)	$(1,044,463)	$(197,593)	$953,557	$1,802,901	$1,931,323	$117,894
Cumulative interest rate sensitivity gap
Total	$(1,998,494)	$(3,042,957)	$(3,240,550)	$(2,286,993)	$(484,092)	$1,447,231	$1,565,125
As a % of total assets	(21)%	(32)%	(35)%	(24)%	(5)%	15%	17%
As a % of cumulative interest-bearing liabilities	45%	41%	46%	68%	93%	119%	121%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of December 31, 2023, the Company is considered liability sensitive as exhibited by the gap table above and our net interest income sensitivity analysis.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2023 and 2022 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	December 31, 2023		December 31, 2022
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+300	(15.4)%	(23.8)%	(3.8)%	(36.3)%
+200	(9.4)%	(13.9)%	(1.7)%	(24.1)%
+100	(4.2)%	(5.9)%	(0.7)%	(12.1)%
-100	3.5%	1.9%	0.5%	10.3%
-200	6.6%	1.0%	0.2%	18.1%
-300	10.9%	(6.7)%	(0.5)%	22.9%

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

The changes in interest rate sensitivity between December 31, 2023 and 2022 reflected the impact of higher market interest rates, an inverted yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of HomeStreet, Inc.
Seattle, Washington

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of HomeStreet, Inc. and Subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses for Loans Held for Investment – Economic Qualitative Factor – Refer to Notes 1 and 3 to the financial statements

The Company accounts for its allowance for credit losses (“ACL”) on loans held for investment in accordance with Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses, which requires the measurement of the current expected credit losses for financial assets held at the reporting date. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loans. Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. As of December 31, 2023, the Company’s consolidated allowance for credit losses on loans was $40,500,000 and reversal of provision for credit losses on loans was $441,000 for the year then ended.

The Company's ACL model uses statistical analysis to determine life of loan default rates for the quantitative component and analyzes qualitative factors (“Q-Factors”) that assess the current loan portfolio and forecasted economic environment. The Q-Factors adjust the expected historic loss rates for current and forecasted conditions that are not provided for in the historical loss information. The Q-Factors require management to make significant judgment about the assumptions that are inherently uncertain. The significant qualitative adjustment relates to the economic Q-Factor.

We identified auditing of the qualitative adjustment for the economic Q-Factor as a critical audit matter because of the significant judgments applied by management in determining the qualitative adjustment. In addition, auditing the Company’s qualitative adjustment for the economic Q-Factor required a high degree of auditor judgment and an increased extent of effort.

The primary audit procedures we performed to address this critical audit matter included the following:

•Tested the design and operating effectiveness of controls over Q-Factor adjustments within the ACL model, including controls addressing:
◦Management’s review of the reasonableness of assumptions and judgments, including the qualitative risk adjustments used to derive the economic Q-Factor.
◦Management’s review of the calculation of Q-Factor adjustments, including the application of the economic Q-Factor.
◦Management’s evaluation of the relevance and reliability of data utilized in the calculation of the economic Q-Factor.
•Tested the mathematical accuracy of economic Q-Factor adjustments within the ACL model.
•Tested the relevance and reliability of the data used in the determination of economic Q-Factor adjustments.
•Evaluated the reasonableness of management’s assumptions and judgments used in the determination of the economic Q-Factor adjustments and the resulting allocation to the qualitative allowance for the ACL on loans.

Single Family Mortgage Servicing Rights — Projected Prepayment Speed and Discount Rate Assumptions — Refer to Notes 1, 9, and 13 to the financial statements

The Company initially records, and subsequently measures, single family mortgage servicing rights (“MSRs”) at fair value and categorizes its single family MSRs as “Level 3” financial instruments. Changes in the fair value of single family MSRs result from changes in (1) model inputs and assumptions and (2) modeled amortization, representing the collection and realization of expected cash flows and curtailments over time. The model inputs used to estimate the fair value of single family MSRs include assumptions regarding projected prepayment speeds and discount rates. The Company's methodology for estimating the fair value of single family MSRs is highly sensitive to changes in these assumptions.

We identified the auditing of the projected prepayment speed and discount rate assumptions used in the single family MSRs valuation as a critical audit matter because of the significant judgment applied by management in evaluating these assumptions. In addition, auditing the Company’s single family MSRs valuation required a high degree of auditor judgment and an increased extent of effort, including the need to involve third party fair value specialists to evaluate the reasonableness of management’s assumptions related to the selection of projected prepayment speeds and discount rates used in the valuation of the single family MSRs.

The primary audit procedures we performed to address this critical audit matter included the following:

•Tested the design and operating effectiveness of controls related to the appropriateness of the fair value of single family MSRs, including management’s review of the projected prepayment speeds and discount rates.
•Compared management’s estimate of fair value of single family MSRs to a fair value estimate independently determined by a third party fair value specialist using projected prepayment speeds and discount rates obtained from market survey data.

By:	/s/ Crowe LLP
We have served as the Company's auditor since 2023.

Los Angeles, California
March 6, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of HomeStreet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of HomeStreet, Inc. and subsidiaries (the "Company") as of December 31, 2022, the related consolidated income statements, statements of comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Seattle, Washington
March 3, 2023

We began serving as the Company’s auditor in 2013. In 2023, we became the predecessor auditor.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
(in thousands, except share data)	2023	2022

ASSETS
Cash and cash equivalents	$215,664	$72,828
Investment securities	1,278,268	1,400,212
Loans held for sale ("LHFS")	19,637	17,327
Loans held for investment ("LHFI") (net of allowance for credit losses of $40,500 and $41,500)	7,382,404	7,384,820
Mortgage servicing rights ("MSRs")	104,236	111,873
Premises and equipment, net	53,582	51,172
Other real estate owned ("OREO")	3,667	1,839
Goodwill and other intangible assets	9,641	29,980
Other assets	325,351	294,709
Total assets	$9,392,450	$9,364,760
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,763,378	$7,451,919
Borrowings	1,745,000	1,016,000
Long-term debt	224,766	224,404
Accounts payable and other liabilities	120,919	110,290
Total liabilities	8,854,063	8,802,613
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares; issued and outstanding, 18,810,055 shares and 18,730,380 shares	229,889	226,592
Retained earnings	395,357	435,085
Accumulated other comprehensive income (loss)	(86,859)	(99,530)
Total shareholders' equity	538,387	562,147
Total liabilities and shareholders' equity	$9,392,450	$9,364,760

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021

Interest income:
Loans	$341,255	$266,841	$222,166
Investment securities	49,615	33,825	21,560
Cash, Fed Funds and other	8,873	3,622	569
Total interest income	399,743	304,288	244,295
Interest expense:
Deposits	137,920	32,013	11,411
Borrowings	95,070	38,968	5,827
Total interest expense	232,990	70,981	17,238
Net interest income	166,753	233,307	227,057
Provision for credit losses	(441)	(5,202)	(15,000)
Net interest income after provision for credit losses	167,194	238,509	242,057
Noninterest income:
Net gain on loan origination and sale activities	9,346	17,701	92,318
Loan servicing income	12,648	12,388	7,233
Deposit fees	10,148	8,875	8,068
Other	9,779	12,606	12,356
Total noninterest income	41,921	51,570	119,975
Noninterest expense:
Compensation and benefits	111,064	115,533	132,015
Information services	29,901	29,981	27,913
Occupancy	22,241	24,528	23,832
General, administrative and other	38,809	35,377	31,583
Goodwill impairment	39,857	—	—
Total noninterest expense	241,872	205,419	215,343
Income (loss) before income taxes	(32,757)	84,660	146,689
Income tax (benefit) expense	(5,249)	18,120	31,267
Net income (loss)	$(27,508)	$66,540	$115,422

Net income (loss) per share
Basic	$(1.46)	$3.51	$5.53
Diluted	$(1.46)	$3.49	$5.46
Weighted average shares outstanding:
Basic	18,783,005	18,931,107	20,885,509
Diluted	18,783,005	19,041,111	21,143,414

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2023	2022	2021

Net income (loss)	$(27,508)	$66,540	$115,422
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	15,535	(158,499)	(17,934)
Reclassification for net (gains) losses included in income	(3)	(24)	(62)
Other comprehensive income (loss) before tax	15,532	(158,523)	(17,996)
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	2,862	(37,847)	(3,766)
Reclassification for net (gains) losses included in income	(1)	(6)	(13)
Total	2,861	(37,853)	(3,779)
Other comprehensive income (loss)	12,671	(120,670)	(14,217)
Total comprehensive income (loss)	$(14,837)	$(54,130)	$101,205

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, December 31, 2020	21,796,904	$278,505	$403,888	$35,357	$717,750
Net income	—	—	115,422	—	115,422
Share-based compensation expense	—	3,398	—	—	3,398
Common stock issued - Option exercise; stock grants	260,267	2,418	—	—	2,418
Other comprehensive income (loss)	—	—	—	(14,217)	(14,217)
Dividends declared ($1.00 per share)	—	—	(21,338)	—	(21,338)
Common stock repurchased	(1,971,835)	(34,465)	(53,629)	—	(88,094)
Balance, December 31, 2021	20,085,336	249,856	444,343	21,140	715,339
Net income	—	—	66,540	—	66,540
Share-based compensation expense	—	4,106	—	—	4,106
Common stock issued - Stock grants	143,369	—	—	—	—
Other comprehensive income (loss)	—	—	—	(120,670)	(120,670)
Dividends declared ($1.40 per share)	—	—	(26,847)	—	(26,847)
Common stock repurchased	(1,498,325)	(27,370)	(48,951)	—	(76,321)
Balance, December 31, 2022	18,730,380	226,592	435,085	(99,530)	562,147
Net income (loss)	—	—	(27,508)	—	(27,508)
Share-based compensation expense	—	3,613	—	—	3,613
Common stock issued - Stock grants	92,769	—	—	—	—
Other comprehensive income (loss)	—	—	—	12,671	12,671
Dividends declared ($0.65 per share)	—	—	(12,220)	—	(12,220)
Common stock repurchased	(13,094)	(316)	—	—	(316)
Balance, December 31, 2023	18,810,055	$229,889	$395,357	$(86,859)	$538,387

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,508)	$66,540	$115,422
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	39,857	—	—
Provision for credit losses	(441)	(5,202)	(15,000)
Depreciation and amortization, premises and equipment	7,146	9,707	9,908
Amortization of premiums and discounts: investment securities, deposits, debt	357	3,126	6,002
Operating leases: excess of payments over amortization	(3,145)	(4,081)	(4,029)
Amortization of finance leases	425	580	1,066
Amortization of core deposit intangibles	2,951	963	1,171
Amortization of deferred loan fees and costs	(1,039)	(1,182)	(8,569)
Share-based compensation expense	3,613	4,106	3,398
Deferred income tax (benefit) expense	(9,129)	(12,996)	4,718
Origination of LHFS	(362,453)	(670,905)	(2,251,090)
Proceeds from sale of LHFS	363,327	831,095	2,379,116
Net fair value adjustment and gain on sale of LHFS	(676)	6,450	(42,358)
Origination of MSRs	(3,645)	(11,778)	(34,445)
Net gain on sale of loans originated as LHFI	—	(88)	(11,377)
Change in fair value of MSRs	5,964	(6,788)	12,290
Amortization of servicing rights	5,778	7,692	7,581
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(975)	—	—
Gain on sale of branches	—	(4,270)	—
Net change in trading securities	(5,695)	(18,989)	—
(Increase) decrease in other assets	(44,386)	17,797	(5,796)
Increase in accounts payable and other liabilities	37,698	6,551	5,027
Net cash provided by operating activities	8,024	218,328	173,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(53,232)	(759,501)	(179,398)
Proceeds from sale of investment securities	4,693	98,915	28,187
Principal payments on investment securities	192,555	125,848	197,253
Proceeds from sale of OREO	2,972	952	541
Proceeds from sale of loans originated as LHFI	—	4,613	504,584
Net cash distributed in sale of branches	—	(138,756)	—
Net decrease (increase) in LHFI	18,958	(1,940,489)	(683,822)
Purchases of premises and equipment	(3,811)	(6,786)	(2,941)
Net cash received from acquisitions of branches	327,901	—	—
Proceeds from sale of Federal Home Loan Bank stock	222,814	147,486	109,484
Purchases of Federal Home Loan Bank stock	(228,802)	(186,430)	(99,526)
Net cash provided by (used in) investing activities	484,048	(2,654,148)	(125,638)

	Years Ended December 31,
(in thousands)	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	$(1,065,463)	$1,472,834	$347,867
Changes in short-term borrowings, net	84,000	(25,000)	(281,800)
Proceeds from other long-term borrowings	1,180,000	1,000,000	50,000
Repayment of other long-term borrowings	(535,000)	—	(50,000)
Proceeds from debt issuance, net	—	98,036	—
Repayment of finance lease principal	(456)	(589)	(1,070)
Repurchases of common stock	—	(75,000)	(84,154)
Proceeds from exercise of stock options	—	—	263
Dividends paid on common stock	(12,317)	(26,847)	(21,338)
Net cash (used in) provided by financing activities	(349,236)	2,443,434	(40,232)
Net increase in cash and cash equivalents	142,836	7,614	7,165
Cash and cash equivalents, beginning of year	72,828	65,214	58,049
Cash and cash equivalents, end of year	$215,664	$72,828	$65,214

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$217,132	$66,364	$17,303
Federal and state income taxes	(5,287)	5,201	34,429
Non-cash activities:
LHFI foreclosed and transferred to OREO	3,576	1,160	—
Loans transferred from LHFI to LHFS, net	2,507	12,361	392,555
Ginnie Mae loans derecognized with the right to repurchase, net	1,301	5,424	89,408
New investments in LIHTC partnerships	15,000	—	15,000
Repurchase of common stock - award shares	316	1,321	3,940
Acquisition:
Loans acquired	21,197	—	—
Premises and equipment and other assets	5,845	—	—
Liabilities assumed	377,412	—	—
Goodwill and other intangibles	22,469	—	—

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, certificates of deposits with original maturities of less than ninety days, investment securities with original maturities of less than ninety days, money market funds and federal funds sold. The Bank maintains most of its excess cash at the Federal Reserve Bank of San Francisco ("FRBSF"), with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. Restricted cash of $6.4 million and $6.7 million at December 31, 2023 and 2022, respectively, is included in cash and cash equivalents.

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

Trading securities, consisting of US Treasury notes, are used as economic hedges of our mortgage servicing rights, which are carried at fair value and included as investment securities on the balance sheet. Net gain or loss on trading securities are included in loan servicing income in the consolidated income statements.

The Company evaluates AFS securities in an unrealized loss position at the end of each quarter to determine whether the decline in value is temporary or permanent. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. When qualitative factors indicate that a credit loss may exist, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. The Company recognizes an allowance for credit loss ("ACL") if a loss is considered to exist, measured as the difference between the present value of expected cash flows and the amortized cost basis of the security, limited by the amount that the security’s fair value is less than its amortized cost basis. The Company does not believe any of these securities that were in an unrealized loss position at December 31, 2023 or 2022 have a credit loss impairment.

The Company evaluates HTM securities at the end of each quarter to determine if any expected credit losses exist. The Company does not believe any expected credit losses existed for these securities as of December 31, 2023 and 2022.

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

Modifications to Borrowers Experiencing Financial Difficulty ("MBFD")

The Company provides MBFDs which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications for the years ended December 31, 2023 and 2022 did not have a material impact on the ACL.

When a borrower experiences financial difficulty, we sometimes modify or restructure loans, which may include delays in payment of amounts due, forgiveness of principal, extension of the terms of the notes or a reduction in the interest rates on the notes. These loans are classified as MBFDs. MBFDs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term.

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
Loans that Share Similar Risk Characteristics with Other Loans
For loans that share similar risk characteristics, loans are segregated into loan pools based on similar risk characteristics, like product types or primary source of repayment to estimate the ACL.
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
The CECL Q-Factor methodology bounds the Q-Factor adjustments by a minimum and maximum range, based on the Bank’s own historical expected loss rates for each respective pool. The rating of the Q-Factor on the seven-point scale, along with the allocated weight, determines the final expected loss adjustment. The model is constructed so that the total of the Q-Factor adjustments plus the current expected loss rate cannot be outside the maximum or minimum two-year loss rate for that pool, which is aligned with the Bank's chosen forecast period. Loss rates beyond two years are not adjusted in the Q-Factor process and the model reverts to the historical mean loss rates. Management Overlays are not bounded by the historical maximums.
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
Commercial Loan Portfolio
The commercial loan portfolio is comprised of the non-owner occupied commercial real estate ("CRE"), multifamily, construction and land development, owner occupied CRE and commercial business loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantor's or other related party’s financial position. These other factors include assessing liquidity, net worth, leverage, other outstanding indebtedness of the borrower, the quality and reliability of cash expected to flow through the borrower (including the outflow to other lenders) and prior experiences with the borrower.
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

Mortgage Servicing Rights

MSRs are recognized as separate assets on our consolidated balance sheets when we retain the right to service loans that we have sold or purchase rights to service. We initially record all MSRs at fair value. For subsequent measurements, single family MSRs are accounted for at fair value, with changes in fair value recorded through current period earnings, while multifamily and SBA MSRs are accounted for at the lower of amortized cost or fair value.

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

Mortgage servicing assets for multifamily and SBA MSRs are evaluated periodically for impairment based upon the fair value of the MSRs as compared to amortized cost. Impairment is determined by comparing the fair value of the portfolio based on predominant risk characteristic loan type, to amortized cost. Impairment is recognized to the extent that fair value is less than the capitalized amount of the portfolio.

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

Sale of Other Real Estate Owned (in Other Noninterest Income)

A gain or loss, the difference between the cost basis of the property and its sale price, on other real estate owned is recognized when the performance obligation is met, which is at the time the property title is transferred to the buyer. To record a sale of OREO, the Company evaluates if: (a) a commitment on the buyer’s part exists, (b) collection is probable in circumstances where the initial investment is minimal and (c) the buyer has obtained control of the asset, including the significant risks and rewards of ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain will not be recognized.

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

Branch Acquisition

On February 10, 2023, the Company completed its acquisition of three branches in southern California, whereby we assumed approximately $376 million in deposits and purchased approximately $21 million in loans. The application of the acquisition method of accounting resulted in recording goodwill and cost savings, of $12 million, and a core deposit intangible of $11 million.

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

As a result of sustained decreases in the Company’s stock price and associated market value during the second quarter of 2023, the Company conducted an impairment analysis of its goodwill as of June 30, 2023. We applied an income-based valuation approach using the Company’s strategic forecast, general market growth assumptions and other market-based inputs, which determined that goodwill was impaired as the indicated enterprise fair value of the Company was lower than the book value of equity as of the measurement date. As a result, in the second quarter of 2023, we recorded an impairment charge of our entire goodwill balance of $39.9 million as the deficit of enterprise fair value to book value of equity exceeded the amount of goodwill on the balance sheet. This was a non-cash charge to earnings and had no impact on tangible or regulatory capital, cash flows or our liquidity position. The following table presents the changes in the carrying amount of goodwill in 2023:

(in thousands)

Balance, December 31, 2022	$27,900
Additions - branch acquisition in February 2023	11,957
Goodwill impairment charge	(39,857)
Balance December 31, 2023	$—

Intangible assets with definite useful lives, such as core deposit intangible assets arising from bank acquisitions, are amortized over their estimated useful lives.

Securities Sold Under Agreements to Repurchase

From time to time, the Company may enter into sales of securities under agreements to repurchase ("repurchase agreements"). Repurchase agreements are accounted for as financing arrangements with the obligation to repurchase securities sold reflected as a liability on the consolidated balance sheets. The securities underlying the repurchase agreements continue to be recognized as investment securities in the consolidated balance sheet.

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

Fair Value Measurement

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value is an exit price, representing the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular instruments. Fair value measures are classified according to a three-tier fair value hierarchy, which is based on the observability of inputs used to measure fair value. Changes in assumptions or in market conditions could significantly affect these estimates.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Marketing Costs

The Company expenses marketing costs, including advertising, in the period incurred. We incurred $4.2 million, $6.2 million and $4.1 million in marketing costs during 2023, 2022 and 2021, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023 (fiscal 2024). ASU 2023-07 will not have an impact on the

Company's financial position or results of operation as it impacts disclosures only. We are assessing the impact on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2025). ASU 2023-09 will not have an impact on the Company's financial position or results of operation as it impacts disclosures only. We are assessing the impact on our disclosures.

NOTE 2–INVESTMENT SECURITIES:

The following tables set forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and HTM:

	At December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage-backed securities ("MBS"):
Residential	$194,141	$117	$(10,460)	$183,798
Commercial	55,235	—	(7,479)	47,756
Collateralized mortgage obligations ("CMOs")
Residential	473,269	8	(33,539)	439,738
Commercial	63,456	—	(6,059)	57,397
Municipal bonds	452,057	670	(47,853)	404,874
Corporate debt securities	45,611	34	(7,098)	38,547
U.S. Treasury securities	22,658	—	(2,474)	20,184
Agency debentures	60,202	5	(1,302)	58,905
Total	$1,366,629	$834	$(116,264)	$1,251,199
HTM
Municipal bonds	$2,371	$—	$(40)	$2,331

	At December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$207,445	$—	$(10,183)	$197,262
Commercial	65,411	—	(9,362)	56,049
CMOs:
Residential	592,449	12	(39,422)	553,039
Commercial	77,909	—	(7,390)	70,519
Municipal bonds	469,346	41	(57,839)	411,548
Corporate debt securities	46,672	74	(3,801)	42,945
U.S. Treasury securities	23,005	—	(3,071)	19,934
Agency debentures	27,499	8	(29)	27,478
Total	$1,509,736	$135	$(131,097)	$1,378,774
HTM
Municipal bonds	$2,441	$—	$(56)	$2,385

At December 31, 2023 and 2022 the Company held $25 million and $19 million, respectively, of trading securities consisting of U.S. Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and included with investment securities on the balance sheet. For 2023 and 2022 net losses of $0.5 million and $7.0 million on trading securities, respectively, were recorded in servicing income.

MBS and CMOs represent securities issued or guaranteed by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal organizations. As of December 31, 2023 and 2022, substantially all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon nationally recognized statistical rating organizations where available and, where not available, based upon internal ratings.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At December 31, 2023
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(3)	$1,145	$(10,457)	$177,393	$(10,460)	$178,538
Commercial	—	61	(7,479)	47,695	(7,479)	47,756
CMOs:
Residential	(368)	83,815	(33,171)	348,914	(33,539)	432,729
Commercial	—	—	(6,059)	57,397	(6,059)	57,397
Municipal bonds	(73)	7,489	(47,780)	364,775	(47,853)	372,264
Corporate debt securities	—	—	(7,098)	28,513	(7,098)	28,513
U.S. Treasury securities	—	—	(2,474)	20,184	(2,474)	20,184
Agency debentures	(135)	42,897	(1,167)	11,003	(1,302)	53,900
Total	$(579)	$135,407	$(115,685)	$1,055,874	$(116,264)	$1,191,281
HTM
Municipal bonds	$—	$—	$(40)	$2,331	$(40)	$2,331

	At December 31, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(8,845)	$191,398	$(1,338)	$5,763	$(10,183)	$197,161
Commercial	(5,729)	41,416	(3,633)	14,619	(9,362)	56,035
CMOs:
Residential	(27,789)	498,333	(11,633)	45,689	(39,422)	544,022
Commercial	(4,787)	56,671	(2,603)	13,848	(7,390)	70,519
Municipal bonds	(44,513)	350,918	(13,326)	46,377	(57,839)	397,295
Corporate debt securities	(3,801)	32,871	—	—	(3,801)	32,871
U.S. Treasury securities	—	—	(3,071)	19,934	(3,071)	19,934
Agency debentures	(29)	15,970	—	—	(29)	15,970
Total	$(95,493)	$1,187,577	$(35,604)	$146,230	$(131,097)	$1,333,807
HTM
Municipal bonds	$(56)	$2,385	$—	$—	$(56)	$2,385

The Company has evaluated AFS securities in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of December 31, 2023 and 2022. The Company bases this conclusion in part on its periodic review of the credit ratings of the AFS securities or reviews of the financial condition of the issuers. In addition, as of December 31, 2023 and 2022, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield.

	At December 31, 2023
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$5,856	1.84%	$60,775	3.36%	$338,243	3.01%	$404,874	3.04%
Corporate debt securities	4,425	3.53%	12,714	4.95%	21,408	3.89%	—	—%	38,547	4.21%
U.S. Treasury securities	—	—%	20,184	1.14%	—	—%	—	—%	20,184	1.14%
Agency debentures	16,977	4.93%	30,925	5.20%	7,758	2.15%	3,245	2.17%	58,905	4.51%
Total	$21,402	4.64%	$69,679	3.64%	$89,941	3.40%	$341,488	3.00%	$522,510	3.21%

HTM
Municipal bonds	$—	—%	$2,331	2.29%	$—	—%	$—	—%	$2,331	2.29%

	At December 31, 2022
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$3,644	1.96%	$38,977	3.04%	$368,927	2.83%	$411,548	2.84%
Corporate debt securities	—	—%	15,342	5.13%	27,603	4.25%	—	—%	42,945	4.54%
U.S. Treasury securities	—	—%	—	—%	19,934	1.11%	—	—%	19,934	1.11%
Agency debentures	10,485	4.74%	16,993	4.94%	—	—%	—	—%	27,478	4.86%
Total	$10,485	4.74%	$35,979	4.69%	$86,514	2.97%	$368,927	2.83%	$501,905	3.01%

HTM
Municipal bonds	$—	—%	$2,385	2.04%	$—	—%	$—	—%	$2,385	2.04%

The weighted-average yield is computed using the contractual coupon for each security weighted based on the fair value of each security. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of December 31, 2023 and 2022 was 3.21% and 3.08%, respectively.

Sales of AFS investment securities were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021

Proceeds	$4,693	$98,915	$28,187
Gross gains	3	1,585	288
Gross losses	—	(1,561)	(226)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law.

	At December 31,
(in thousands)	2023	2022

Federal Reserve Bank to secure borrowings	$647,104	$—
Washington, Oregon and California State to secure public deposits	10,654	212,806
Other securities pledged	1,440	2,011
Total securities pledged as collateral	$659,198	$214,817

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $11.3 million, $11.9 million and $10.2 million for 2023, 2022 and 2021, respectively.

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

	At December 31,
(in thousands)	2023	2022

CRE
Non-owner occupied CRE	$641,885	$658,085
Multifamily	3,940,189	3,975,754
Construction/land development	565,916	627,663
Total	5,147,990	5,261,502
Commercial and industrial loans
Owner occupied CRE	391,285	443,363
Commercial business	359,049	359,747
Total	750,334	803,110
Consumer loans
Single family	1,140,279	1,009,001
Home equity and other	384,301	352,707
Total (1)	1,524,580	1,361,708
Total LHFI	7,422,904	7,426,320
ACL	(40,500)	(41,500)
Total LHFI less ACL	$7,382,404	$7,384,820
(1)    Includes $1.3 million and $5.9 million at December 31, 2023 and 2022, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

Loans totaling $5.1 billion and $5.2 billion at December 31, 2023 and 2022, respectively, were pledged to secure borrowings from the FHLB and loans totaling $1.2 billion and $497 million at December 31, 2023 and 2022, respectively, were pledged to secure borrowings from the FRBSF.

It is the Company's policy to make loans to officers, directors and their associates in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The following is a summary of activity during the years ended December 2023 and 2022 with respect to such aggregate loans to these related parties and their associates:

	Years Ended December 31,
(in thousands)	2023	2022

Beginning balance	$1,978	$1,548
New loans and advances, net of principal repayments	(46)	430
Ending balance	$1,932	$1,978

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At December 31, 2023 single family loans in the state of Washington represented 11% of the total LHFI portfolio. At December 31, 2023 and 2022, multifamily loans in the state of California represented 36% of the total LHFI portfolio.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.

As of December 31, 2023, the historical expected loss rates decreased when compared to December 31, 2022. During 2023, expected loss rates decreased primarily due to product mix and risk level composition changes, and the qualitative factors increased due to deteriorated single family and commercial collateral conditions and commercial collateral forecasts offset by economic conditions performing better than expected and improved economic and single-family collateral forecasts. As of December 31, 2023, the Bank expects improvement in commercial collateral values and deterioration in single family collateral values over the two-year forecast period in the markets in which it operates. Additionally, over the two-year forecast period in the markets in which it operates, the Bank expects neutral economic forecasts, offset slightly by near-term deterioration in economic forecasts.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $1.8 million and $2.2 million at December 31, 2023 and 2022, respectively.
The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $28.9 million and $26.9 million at December 31, 2023 and 2022, respectively and was reported in other assets on the consolidated balance sheets.

Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021

Beginning balance	$41,500	$47,123	$64,294
Provision for credit losses	(67)	(4,995)	(15,816)
Net (charge-offs) recoveries	(933)	(628)	(1,355)
Ending balance	$40,500	$41,500	$47,123

Allowance for unfunded commitments
Beginning balance	$2,197	$2,404	$1,588
Provision for credit losses	(374)	(207)	816
Ending balance	$1,823	$2,197	$2,404

Provision for credit losses:
Allowance for credit losses-loans	$(67)	$(4,995)	$(15,816)
Allowance for unfunded commitments	(374)	(207)	816
Total	$(441)	$(5,202)	$(15,000)

Activity in the ACL by loan portfolio and loan sub-class was as follows:

	Year Ended December 31, 2023
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,102	$—	$—	$508	$2,610
Multifamily	10,974	—	—	2,119	13,093
Construction/land development
Multifamily construction	998	—	—	2,985	3,983
CRE construction	196	—	—	(7)	189
Single family construction	12,418	—	—	(5,053)	7,365
Single family construction to permanent	1,171	—	—	(499)	672
Total	27,859	—	—	53	27,912
Commercial and industrial loans
Owner occupied CRE	1,030	—	—	(131)	899
Commercial business	3,247	(1,062)	87	678	2,950
Total	4,277	(1,062)	87	547	3,849
Consumer loans
Single family	5,610	—	23	(346)	5,287
Home equity and other	3,754	(319)	338	(321)	3,452
Total	9,364	(319)	361	(667)	8,739
Total ACL	$41,500	$(1,381)	$448	$(67)	$40,500

	Year Ended December 31, 2022
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$7,509	$—	$—	$(5,407)	$2,102
Multifamily	5,854	—	—	5,120	10,974
Construction/land development
Multifamily construction	507	—	—	491	998
CRE construction	150	—	—	46	196
Single family construction	6,411	—	—	6,007	12,418
Single family construction to permanent	1,055	—	—	116	1,171
Total	21,486	—	—	6,373	27,859
Commercial and industrial loans
Owner occupied CRE	5,006		—	(3,976)	1,030
Commercial business	12,273	(1,098)	163	(8,091)	3,247
Total	17,279	(1,098)	163	(12,067)	4,277
Consumer loans
Single family	4,394	—	143	1,073	5,610
Home equity and other	3,964	(168)	332	(374)	3,754
Total	8,358	(168)	475	699	9,364
Total ACL	$47,123	$(1,266)	$638	$(4,995)	$41,500

	Year Ended December 31, 2021
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$8,845	$—	$—	$(1,336)	$7,509
Multifamily	6,072	—	—	(218)	5,854
Construction/land development
Multifamily construction	4,903	—	—	(4,396)	507
CRE construction	1,670	—	—	(1,520)	150
Single family construction	5,130	—	—	1,281	6,411
Single family construction to permanent	1,315	—	—	(260)	1,055
Total	27,935	—	—	(6,449)	21,486
Commercial and industrial loans
Owner occupied CRE	4,994	—	—	12	5,006
Commercial business	17,043	(1,739)	146	(3,177)	12,273
Total	22,037	(1,739)	146	(3,165)	17,279
Consumer loans
Single family	6,906	(127)	291	(2,676)	4,394
Home equity and other	7,416	(483)	557	(3,526)	3,964
Total	14,322	(610)	848	(6,202)	8,358
Total ACL	$64,294	$(2,349)	$994	$(15,816)	$47,123

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

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status:

	At December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$1,499	$70,388	$71,217	$41,235	$118,900	$286,379	$601	$—	$590,219
Special Mention	—	—	—	—	686	34,177	—	—	34,863
Substandard	—	—	—	—	16,230	—	573	—	16,803
Total	1,499	70,388	71,217	41,235	135,816	320,556	1,174	—	641,885
Multifamily
Pass	108,274	1,813,647	1,151,677	475,708	189,567	177,712	—	—	3,916,585
Special Mention	—	—	3,942	12,887	2,368	1,344	—	—	20,541
Substandard	—	—	—	—	—	3,063	—	—	3,063
Total	108,274	1,813,647	1,155,619	488,595	191,935	182,119	—	—	3,940,189
Multifamily construction
Pass	(198)	56,013	112,234	—	—	—	—	—	168,049
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	(198)	56,013	112,234	—	—	—	—	—	168,049
CRE construction
Pass	7	—	14,685	—	—	—	—	—	14,692
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,821	—	—	—	—	3,821
Total	7	—	14,685	3,821	—	—	—	—	18,513
Single family construction
Pass	75,305	39,621	12,294	—	—	72	146,758	—	274,050
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	75,305	39,621	12,294	—	—	72	146,758	—	274,050
Single family construction to permanent
Current	27,114	56,469	19,871	1,850	—	—	—	—	105,304
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	27,114	56,469	19,871	1,850	—	—	—	—	105,304
Owner occupied CRE
Pass	12,459	68,399	39,629	43,399	65,392	111,199	2	1,122	341,601
Special Mention	1,871	1,478	9,290	—	2,956	28,784	—	—	44,379
Substandard	1	—	—	—	253	5,051	—	—	5,305
Total	14,331	69,877	48,919	43,399	68,601	145,034	2	1,122	391,285
Commercial business
Pass	17,970	45,892	27,227	33,404	16,198	24,903	157,656	973	324,223
Special Mention	—	11,465	2,891	—	452	38	3,485	—	18,331
Substandard	—	—	2,134	7,601	3,788	1,886	1,021	65	16,495
Total	17,970	57,357	32,252	41,005	20,438	26,827	162,162	1,038	359,049
Total commercial portfolio	$244,302	$2,163,372	$1,467,091	$619,905	$416,790	$674,608	$310,096	$2,160	$5,898,324

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$27,011	$354,691	$313,866	$147,183	$49,126	$245,574	$—	$—	$1,137,451
Past due:
30-59 days	—	—	—	—	—	781	—	—	781
60-89 days	—	—	—	—	—	1,374	—	—	1,374
90+ days	—	—	—	—	—	673	—	—	673
Total	27,011	354,691	313,866	147,183	49,126	248,402	—	—	1,140,279
Home equity and other
Current	2,165	2,493	311	121	46	1,631	370,462	5,483	382,712
Past due:
30-59 days	8	2	—	—	—	—	802	162	974
60-89 days	1	3	—	—	—	—	419	—	423
90+ days	—	—	—	—	—	24	162	6	192
Total	2,174	2,498	311	121	46	1,655	371,845	5,651	384,301
Total consumer portfolio (1)	$29,185	$357,189	$314,177	$147,304	$49,172	$250,057	$371,845	$5,651	$1,524,580
Total LHFI	$273,487	$2,520,561	$1,781,268	$767,209	$465,962	$924,665	$681,941	$7,811	$7,422,904
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

The following table presents a vintage analysis of the commercial and consumer portfolio segment by loan sub-class and gross charge-offs:

	At December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$(184)	$—	$(1,136)	$295	$13	$(50)	$(1,062)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(106)	(22)	—	—	(4)	(187)	—	(319)
Total LHFI	$—	$(106)	$(206)	$—	$(1,136)	$291	$(174)	$(50)	$(1,381)

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At December 31, 2023
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total
CRE
Non-owner occupied CRE	$—	$573	$16,230	$—	$16,803
Construction/land development
CRE construction	—	—	3,821	—	3,821
Total	—	573	20,051	—	20,624

Commercial and industrial loans
Commercial business	—	2,788	5,471	4,587	12,846
Total	—	2,788	5,471	4,587	12,846
Consumer loans
Single family	—	773	—	—	773
Total	—	773	—	—	773
Total collateral-dependent loans	$—	$4,134	$25,522	$4,587	$34,243

	At December 31, 2022
(in thousands)	Land	1-4 Family	Non-residential real estate	Other non-real estate	Total

Commercial and industrial loans
Owner occupied CRE	$1,111	$—	$1,410	$—	$2,521
Commercial business	62	3,186	562	—	3,810
Total collateral-dependent loans	$1,173	$3,186	$1,972	$—	$6,331

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At December 31, 2023		At December 31, 2022
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual
CRE
Non-owner occupied CRE	$16,803	$16,803	$—	$—
Construction/land development
CRE construction	3,821	3,821	—	—
Total	20,624	20,624	—	—

Commercial and industrial loans
Owner occupied CRE	706	706	2,521	2,521
Commercial business	13,151	13,686	785	4,269
Total	13,857	14,392	3,306	6,790
Consumer loans
Single family	773	2,650	332	2,584
Home equity and other	—	1,310	3	681
Total	773	3,960	335	3,265
Total nonaccrual loans	$35,254	$38,976	$3,641	$10,055

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At December 31, 2023
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,803	$16,803	$625,082	$641,885
Multifamily	—	1,915	—		—	1,915	3,938,274	3,940,189
Construction/land development
Multifamily construction	—	—	—		—	—	168,049	168,049
CRE construction	—	—	—		3,821	3,821	14,692	18,513
Single family construction	—	—	—		—	—	274,050	274,050
Single family construction to permanent	—	—	—		—	—	105,304	105,304
Total	—	1,915	—		20,624	22,539	5,125,451	5,147,990
Commercial and industrial loans
Owner occupied CRE	—	—	—		706	706	390,579	391,285
Commercial business	—	—	—		13,686	13,686	345,363	359,049
Total	—	—	—		14,392	14,392	735,942	750,334
Consumer loans
Single family	5,174	1,993	4,261	(2)	2,650	14,078	1,126,201	1,140,279
Home equity and other	974	225	—		1,310	2,509	381,792	384,301
Total	6,148	2,218	4,261		3,960	16,587	1,507,993	1,524,580	(3)
Total loans	$6,148	$4,133	$4,261		$38,976	$53,518	$7,369,386	$7,422,904
%	0.08%	0.05%	0.06%		0.53%	0.72%	99.28%	100.00%

	At December 31, 2022
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$—	$—	$658,085	$658,085
Multifamily	—	—	—		—	—	3,975,754	3,975,754
Construction/land development
Multifamily construction	—	—	—		—	—	95,117	95,117
CRE construction	—	—	—		—	—	18,954	18,954
Single family construction	—	—	—		—	—	355,554	355,554
Single family construction to permanent	—	—	—		—	—	158,038	158,038
Total	—	—	—		—	—	5,261,502	5,261,502
Commercial and industrial loans
Owner occupied CRE	—	—	—		2,521	2,521	440,842	443,363
Commercial business	—	—	—		4,269	4,269	355,478	359,747
Total	—	—	—		6,790	6,790	796,320	803,110
Consumer loans
Single family	4,556	1,724	4,372	(2)	2,584	13,236	995,765	1,009,001
Home equity and other	267	296	—		681	1,244	351,463	352,707
Total	4,823	2,020	4,372		3,265	14,480	1,347,228	1,361,708	(3)
Total loans	$4,823	$2,020	$4,372		$10,055	$21,270	$7,405,050	$7,426,320
%	0.06%	0.03%	0.06%		0.14%	0.29%	99.71%	100.00%
(1)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $12.4 million and $10.6 million at December 31, 2023 and 2022, respectively.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Includes $1.3 million and $5.9 million of loans at December 31, 2023 and 2022, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.

Loan Modifications

The Company provides MBFDs which may include delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications for the years ended December 31, 2023 and 2022 did not have a material impact on the ACL. The following tables provide information related to MBFDs for the years ended December 31, 2023 and 2022 disaggregated by class of financing receivable and type of concession granted:

	Significant Payment Delay
	Years Ended December 31,
	2023		2022
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$839	0.23%	$—	—%
Single family	1,082	0.09%	1,377	0.14%
Home equity and other	—	—%	69	0.02%

	Term Extension
	Years Ended December 31,
	2023		2022
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$9,850	2.74%	$1,562	0.43%
Single family	273	0.02%	269	0.03%

	Interest Rate Reduction and Significant Payment Delay
	Years Ended December 31,
	2023		2022
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$—	—%	$459	0.13%

	Interest Rate Reduction and Term Extension
	Years Ended December 31,
	2023		2022
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$—	—%	$814	0.08%

	Significant Payment Delay and Term Extension
	Year Ended December 31,
	2023		2022
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Non-owner occupied CRE	$16,230	2.53%	$—	—%
Construction/land development	3,821	0.68%	—	—%
Single family	2,526	0.22%	13,742	1.36%
Home equity and other	—	—%	51	0.01%

	Interest Rate Reduction, Significant Payment Delay and Term Extension
	Years Ended December 31,
	2023		2022
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$191	0.02%	$6,500	0.64%

The following table describes the financial effect of the MBFDs:

Interest Rate Reduction
Years Ended December 31,
	2023	2022
Commercial business	—	Reduced weighted-average contractual interest rate from 5.72% to 4.00%.
Single family	Reduced weighted-average contractual interest rate from 5.25% to 5.00%.	Reduced weighted-average contractual interest rate from 4.25% to 3.31%.

Significant Payment Delay
Years Ended December 31,
	2023	2022
Non-owner occupied CRE	The weighted average amortization period of the loans were extended 3.7 years.	—
Construction/land development	The weighted average amortization period of the loans were extended 2.7 years.	—
Commercial business	The weighted average amortization period of the loans were extended 5.2 years.	—
Single family	Provided payment deferrals to borrowers. A weighted average 0.37% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.22% of loan balances were capitalized and added to the remaining term of the loan.
Home equity and other	—	Provided payment deferrals to borrowers. A weighted average 3.47% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
Years Ended December 31,
	2023	2022
Non-owner occupied CRE	The weighted average duration of loan payments deferred is 2.1 years.	—
Construction/land development	The weighted average duration of loan payments deferred is 1.6 years.	—
Commercial business	Added a weighted average 1.2 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 0.8 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Single family	Added a weighted average 4.9 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 4.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Home equity and other	—	Added a weighted average 16.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table depicts the payment status of loans that were modified to borrowers experiencing financial difficulties on or after October 1, 2022 through September 30, 2023:

	Payment Status (Amortized Cost Basis) at December 31, 2023
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Non-owner occupied CRE	$16,230	$—	$—
Construction/land development	3,821	—	—
Commercial business	8,873	976	—
Single family	2,627	1,285	324
Total	$31,551	$2,261	$324

The following table depicts the payment status of loans that were modified to borrowers experiencing financial difficulties on or after January 1, 2022, the date we adopted ASU 2022-02 through September 30, 2022:

	Payment Status (Amortized Cost Basis) at December 31, 2022
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial business	$2,021	$—	$—
Single family	19,908	1,831	198
Home equity and other	120	—	—
Total	$22,049	$1,831	$198

The following tables provide the amortized cost basis as of December 31, 2023 of MBFDs, on or after October 1, 2022, through September 30, 2023 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted Year Ended December 31, 2023
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Commercial business	$—	$976	$—	$—	$—
Single family	—	—	—	1,354	—
Total	$—	$976	$—	$1,354	$—

The following tables provide the amortized cost basis as of December 31, 2022 of MBFDs, on or after January 1, 2022, the date we adopted ASU 2022-02 through September 30, 2022 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted Year Ended December 31, 2022
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Single family	$340	$—	$—	$1,198	$764

NOTE 4–PREMISES AND EQUIPMENT, NET:

Premises and equipment consisted of the following:

	At December 31,
(in thousands)	2023	2022

Furniture and equipment	$56,777	$55,539
Leasehold improvements	38,870	40,970
Land and buildings	42,153	35,898
Total	137,800	132,407
Less: accumulated depreciation	(84,218)	(81,235)
Net	$53,582	$51,172

NOTE 5–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At December 31,
	2023		2022
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,306,503	—%	$1,399,912	—%
Interest bearing:
Interest-bearing demand deposits	344,748	0.25%	466,490	0.10%
Savings	261,508	0.06%	258,977	0.06%
Money market	1,622,665	1.79%	2,383,209	1.22%
Certificates of deposit	3,227,954	4.47%	2,943,331	3.07%
Total interest bearing deposits	5,456,875	3.19%	6,052,007	1.98%
Total deposits	$6,763,378	2.58%	$7,451,919	1.61%

There were $255 million and $351 million in public funds included in deposits at December 31, 2023 and 2022, respectively.

Certificates of deposit outstanding mature as follows:

(in thousands)	December 31, 2023

Within one year	$3,022,871
One to two years	180,304
Two to three years	12,812
Three to four years	5,066
Four to five years	6,799
Thereafter	102
Total	$3,227,954

The aggregate amount of time deposits in denominations of more than the FDIC limit of $250,000 at December 31, 2023 and 2022 was $194 million and $189 million, respectively. There were $1.2 billion and $1.4 billion of brokered deposits at December 31, 2023 and 2022, respectively.

NOTE 6– BORROWINGS:
During 2023, the Company borrowed $1.2 billion and repaid $535 million from the Federal Reserve Bank ("FRB") under the Bank Term Funding Program ("BTFP"). The BTFP offers up to one year fixed-rate term borrowings that are prepayable without penalty. At December 31, 2023 the Company had $645 million outstanding under the BTFP.

The balances, maturity and rate of the outstanding borrowings from the FHLB and the FRB BTFP were as follows:

	At December 31,
	2023		2022
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Within one year	$745,000	4.75%	$16,000	4.60%
One to three years	450,000	4.56%	450,000	4.31%
Three through five years	550,000	4.35%	550,000	4.35%
Total	$1,745,000	4.58%	$1,016,000	4.33%

At December 31, 2023 and 2022 the Bank had available borrowing capacity of $2.1 billion and $2.6 billion respectively, from the FHLB,and $710 million and $340 million, respectively from the FRBSF. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2023, the were no balances outstanding.

As of December 31, 2023 and 2022, the Company held $55.3 million and $49.3 million, respectively, of FHLB stock.

NOTE 7–LONG-TERM DEBT:

At December 31, 2023 and 2022, the Company had outstanding $98 million of subordinated notes (the “Notes”) which have a face amount of $100 million, have a maturity date of January 30, 2032 and bear interest at a rate of 3.5% per annum until January 30, 2027. From January 30, 2027, until the maturity date or the date of earlier redemption, the Notes will bear interest equal to the three-month term Secured Overnight Financing Rate ("SOFR") plus 215 basis points.

At December 31, 2023 and 2022, the Company had outstanding $65 million and $64 million, respectively of Senior Notes which have a face amount of $65 million, have a maturity date of June 1, 2026 and bear interest at a rate of 6.50% per annum.

The Company issued trust preferred securities ("TRUPS") during the period from 2005 through 2007, resulting in a debt balance of $62 million outstanding at December 31, 2023 and 2022. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust, Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

The TRUPS outstanding as of December 31, 2023 and 2022 are as follows:

HomeStreet Statutory Trust
(dollars in thousands)	I	II	III	IV

Date issued	June 2005	September 2005	February 2006	March 2007
Amount	$5,155	$20,619	$20,619	$15,464
Interest rate (1)	3 MO SOFR + 1.96%	3 MO SOFR + 1.76%	3 MO SOFR + 1.63%	3 MO SOFR + 1.94%
Maturity date	June 2035	December 2035	March 2036	June 2037
Call option (2)	Quarterly	Quarterly	Quarterly	Quarterly
(1) These rates reflect the floating rates as of December 31, 2023.
(2) Call options are exercisable at par and are callable, without penalty on a quarterly basis.

NOTE 8–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives, all of which are economic hedges, are included in other assets or accounts payable and other liabilities on the consolidated balance sheets, consist of the following:

	At December 31, 2023
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$87,509	$151	$(288)
Interest rate lock commitments	21,790	411	—
Interest rate swaps	235,521	10,489	(10,492)
Futures	12,200	—	(3)
Options	9,300	132	—
Total derivatives before netting	$366,320	$11,183	$(10,783)
Netting adjustment/Cash collateral (1)		(10,119)	195
Carrying value on consolidated balance sheet		$1,064	$(10,588)

	At December 31, 2022
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$51,252	$293	$(151)
Interest rate lock commitments	17,463	141	(36)
Interest rate swaps	236,533	13,093	(13,093)
Futures	23,000	18	—
Options	14,000	218	—
Total derivatives before netting	$342,248	13,763	(13,280)
Netting adjustment/Cash collateral (1)		(12,870)	101
Carrying value on consolidated balance sheet		$893	$(13,179)
(1)    Includes net cash collateral received of $9.9 million and $12.8 million at December 31, 2023 and 2022, respectively.
The Company nets derivative assets and liabilities when a legally enforceable master netting agreement exists between the Company and the derivative counterparty. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated balance sheets, with changes in fair value reflected in current period earnings.

The following tables present gross fair value and net carrying value information for derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/Cash collateral (1)	Carrying value

At December 31, 2023
Derivative assets	$11,183	$(10,119)	$1,064
Derivative liabilities	(10,783)	195	(10,588)
At December 31, 2022
Derivative assets	$13,763	$(12,870)	$893
Derivative liabilities	(13,280)	101	(13,179)
(1)    Includes net cash collateral received of $9.9 million and $12.8 million at December 31, 2023 and 2022, respectively.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in other assets. Payables related to cash collateral that has been received from counterparties are included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At December 31, 2023 and 2022, the Company had liabilities of $10.1 million and $12.8 million, respectively, in cash collateral received from counterparties and receivables of $218 thousand and $25 thousand, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Years Ended December 31,
(in thousands)	2023	2022	2021

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$804	$8,587	$(6,057)
Loan servicing income (loss) (2)	(1,255)	(11,769)	(8,238)
Other (3)	(3)	160	386
(1)Comprised of forward contracts used as an economic hedge of loans held for sale and interest rate lock commitments ("IRLCs") to customers.
(2)Comprised of futures, US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers and broker dealer counterparties.

The notional amount of open interest rate swap agreements executed with commercial banking customers and broker dealer counterparties at December 31, 2023 and 2022 were $236 million and $237 million, respectively.

NOTE 9–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

	At December 31,
(in thousands)	2023	2022

Single family	$12,849	$14,075
CRE, multifamily and SBA	6,788	3,252
Total	$19,637	$17,327
Loans sold consisted of the following for the periods indicated:

	Years Ended December 31,
(in thousands)	2023	2022	2021

Single family	$335,751	$693,348	$2,046,811
CRE, multifamily and SBA	26,839	145,622	773,378
Total	$362,590	$838,970	$2,820,189

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022	2021

Single family	$8,500	$13,054	$66,850
CRE, multifamily and SBA	846	4,647	25,468
Total	$9,346	$17,701	$92,318

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

	At December 31,
(in thousands)	2023	2022

Single family	$5,316,304	$5,436,899
CRE, multifamily and SBA	1,900,039	1,938,484
Total	$7,216,343	$7,375,383

Under the terms of the sales agreements for single family loans sold to GSEs and other entities, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.3 billion and $5.4 billion as of December 31, 2023 and 2022, respectively. The following is a summary of changes in the Company's mortgage repurchase liability for single family loans sold on a servicing-retained and servicing-released basis included in accounts payable and other liabilities on the consolidated balance sheet for the periods indicated:

	Years Ended December 31,
(in thousands)	2023	2022

Balance, beginning of period	$2,232	$1,312
Additions, net of adjustments (1)	(330)	1,629
Realized losses (2)	(421)	(709)
Balance, end of period	$1,481	$2,232
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
Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $2.9 million and $1.6 million were recorded in other assets as of December 31, 2023 and 2022, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At December 31, 2023 and 2022, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $5.6 million and $6.9 million, respectively. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022	2021

Servicing income, net:
Servicing fees and other	$26,134	$32,082	$35,342
Amortization of single family MSRs (1)	(6,378)	(9,951)	(19,669)
Amortization of multifamily and SBA MSRs	(5,778)	(7,692)	(7,581)
Total	13,978	14,439	8,092
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	414	16,739	7,379
Net gain (loss) from economic hedging (3)	(1,744)	(18,790)	(8,238)
Total	(1,330)	(2,051)	(859)
Loan servicing income	$12,648	$12,388	$7,233
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily reflected by changes in mortgage interest rates.
(3)The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $1.4 million and $0.6 million in 2023 and 2022, respectively.

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

	Years Ended December 31,
(in thousands)	2023	2022	2021

Beginning balance	$76,617	$61,584	$49,966
Additions and amortization:
Originations	3,136	8,245	23,908
Purchases	460	—	—
Amortization (1)	(6,378)	(9,951)	(19,669)
Net additions and amortization	(2,782)	(1,706)	4,239
Changes in fair value assumptions (2)	414	16,739	7,379
Ending balance	$74,249	$76,617	$61,584
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Years Ended December 31,
(rates per annum) (1)	2023	2022	2021

Constant prepayment rate ("CPR") (2)	14.89%	10.91%	8.84%
Discount rate	11.99%	9.35%	8.23%
(1)Based on a weighted average.
(2)Represents the expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At December 31, 2023		At December 31, 2022

	Range of Inputs	Average (1)	Range of Inputs	Average (1)
CPRs	6.80% - 32.50%	7.00%	6.01%- 11.10%	8.19%
Discount Rates	10.00% - 17.00%	10.00%	9.74% -16.88%	10.66%
(1) Weighted averages of all the inputs within the range.

To compute hypothetical sensitivities of the value of our single MSRs to immediate adverse changes in key assumptions, we computed the impact of changes in CPRs and in discount rates as outlined below:

(dollars in thousands)	At December 31, 2023

Fair value of single family MSRs	$74,249
Expected weighted-average life (in years)	8.23
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(668)
Impact on fair value of 50 basis points adverse change in interest rates	$(1,518)
Discount rate
Impact on fair value of 100 basis points increase	$(1,587)
Impact on fair value of 200 basis points increase	$(4,138)

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

The changes in multifamily and SBA MSRs measured at LOCOM or fair value were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021

Beginning balance	$35,256	$39,415	$35,774
Origination	509	3,533	11,222
Amortization	(5,778)	(7,692)	(7,581)
Ending balance	$29,987	$35,256	$39,415

Key economic assumptions used in measuring the initial fair value of capitalized multifamily MSRs were as follows:

	Years Ended December 31,
(rates per annum) (1)	2023	2022	2021

Discount rate	13.00%	13.00%	13.00%
(1)Based on a weighted average.
(2)Represents the expected lifetime average CPR used in the model.

For multifamily MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At December 31, 2023		At December 31, 2022

	Range of Inputs	Average (1)	Range of Inputs	Average (1)
Discount Rates	13.00% - 13.00%	13.00%	13.00% - 13.00%	13.00%
(1) Weighted averages of all the inputs within the range.

At December 31, 2023, the expected weighted-average life of the Company's multifamily and SBA MSRs was 11.50 years. Projected amortization expense for the gross carrying value of multifamily and SBA MSRs is estimated as follows:

(in thousands)	At December 31, 2023

2024	$5,318
2025	5,080
2026	4,598
2027	3,880
2028	3,425
2029 and thereafter	7,686
Carrying value of multifamily and SBA MSRs	$29,987

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

These commitments include the following:

	At December 31,
(in thousands)	2023	2022

Unused consumer portfolio lines	$586,904	$531,784
Commercial portfolio lines (1)	648,609	788,108
Commitments to fund loans	38,426	46,067
Total	$1,273,939	$1,365,959
(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments of $403 million and $525 million at December 31, 2023 and 2022, respectively.

The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon. The Company has recorded an ACL on unfunded loan commitments, included in accounts payable and other liabilities on the consolidated balance sheets of $1.8 million and $2.2 million at December 31, 2023 and 2022, respectively.

The Company has entered into certain agreements to invest in qualifying small businesses and small enterprises and a tax exempt bond partnership that have not been recognized in the Company's financial statements. At December 31, 2023 and 2022 we had $10.7 million and $11.8 million, respectively, of future commitments to invest in these enterprises.

As of December 31, 2023, HomeStreet was obligated on a $135 million letter of credit to the FHLB which is being used as collateral for public fund deposits.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of the principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of December 31, 2023 and 2022, the total unpaid principal balance of loans sold under this program was $1.8 billion. The Company's reserve liability related to this arrangement totaled $0.5 million and $0.6 million at December 31, 2023 and 2022, respectively. There were no actual losses incurred under this arrangement during 2023, 2022 or 2021.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. The Company did not have any material amounts reserved for legal claims as of December 31, 2023.

NOTE 11–INCOME TAXES:

Income tax (benefit) expense consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022	2021

Current expense
Federal	$2,900	$7,638	$23,240
State and local	980	1,633	3,191
Deferred (benefit) expense
Federal	(7,407)	7,304	4,325
State and local	(1,722)	1,545	511
Total	$(5,249)	$18,120	$31,267

Income tax (benefit) expense differed from amounts computed at the federal income tax statutory rate as follows:

	Years Ended December 31,
	2023		2022		2021
(in thousands, except rate)	Rate	Amount	Rate	Amount	Rate	Amount

Income (loss) before income taxes		$(32,757)		$84,660		$146,689

Federal tax statutory rate	21.00%	(6,879)	21.00%	17,779	21.00%	30,805
State tax - net of federal tax benefit	4.12%	(1,351)	2.92%	2,473	2.11%	3,090
Tax-exempt investments	3.86%	(1,266)	(2.72)%	(2,300)	(1.68)%	(2,461)
Low income housing tax benefits	3.20%	(1,047)	0.16%	133	(0.36)%	(532)
Stock-based compensation expense	(1.28)%	421	0.14%	121	(0.88)%	(1,287)
Goodwill	(14.13)%	4,627	0.17%	145	—%	—
Other	(0.75)%	246	(0.27)%	(231)	1.13%	1,652
Total	16.02%	$(5,249)	21.40%	$18,120	21.32%	$31,267

The following is a summary of the Company's deferred tax assets and liabilities:

	At December 31,
(in thousands)	2023	2022

Deferred tax assets
Provision for credit losses	$10,977	$10,501
Unrealized loss on investments AFS	28,571	31,431
Net operating loss carryforwards	370	628
Accrued liabilities	1,917	2,536
Other investments	463	572
Lease liabilities	9,019	10,877
Nonaccrual interest	1,112	513
Intangibles	4,725	—
Stock based compensation	782	737
Loan valuation	274	311
Other	401	694
Total	58,611	58,800

Deferred tax liabilities
Mortgage servicing rights	(24,204)	(25,725)
Deferred loan fees and costs	(8,967)	(9,565)
Lease right-of-use assets	(6,906)	(8,415)
Premises and equipment	(364)	(2,486)
Intangibles	—	(694)
Other	—	(14)
Total	(40,441)	(46,899)
Net deferred tax asset (liability)	$18,170	$11,901

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to fully utilize the existing deferred tax assets. As of December 31, 2023, management determined that sufficient evidence exists to support the future utilization of all of the Company's deferred tax assets.

The Company has state net operating loss carryforwards of $4.4 million and $7.5 million as of December 31, 2023 and 2022, respectively, that will expire at various dates from 2024 to 2036. Utilization of net operating loss carryforwards is subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended.

Retained earnings at December 31, 2023 and 2022 include approximately $12.7 million in tax basis bad debt reserves for which no income tax liability has been recorded. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture (i.e., included in taxable income) if certain events occur, such as in the event HomeStreet Bank ceases to be a bank. In the event of recapture, the Company will incur both federal and state tax liabilities on this pre-1988 bad debt reserve balance at the then prevailing corporate tax rates.

The Company had no recorded unrecognized tax position as of December 31, 2023 or 2022.

We are currently under examination, or subject to examination, by various U.S. federal and state taxing authorities. The Company is no longer subject to federal income tax examinations for tax years prior to 2020 or state income tax examination for tax years prior to 2019, generally.

NOTE 12–RETIREMENT BENEFIT PLAN:

The Company maintains a 401(k) Savings Plan for the benefit of its employees. Substantially all of the Company's employees are eligible to participate in the HomeStreet, Inc. 401(k) Savings Plan (the "Plan"). The Plan provides for payment of retirement benefits to employees pursuant to the provisions of the Plan and in conformity with Section 401(k) of the Internal Revenue Code. Employees may elect to have a portion of their salary contributed to the Plan. Participants receive a vested employer matching contribution equal to 100% of the first 3.0% and 50% of the next 2.0% of eligible compensation deferred by the participant. Employer contributions of $3.4 million, $4.0 million and $3.9 million were incurred in 2023, 2022, and 2021, respectively.

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$24,698	$24,698	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	183,798	—	181,938	1,860
Commercial	47,756	—	47,756	—
Collateralized mortgage obligations:
Residential	439,738	—	439,738	—
Commercial	57,397	—	57,397	—
Municipal bonds	404,874	—	404,874	—
Corporate debt securities	38,547	—	38,547	—
U.S. Treasury securities	20,184	—	20,184	—
Agency debentures	58,905	—	58,905	—
Single family LHFS	12,849	—	12,849	—
Single family LHFI	1,280	—	—	1,280
Single family mortgage servicing rights	74,249	—	—	74,249
Derivatives
Forward sale commitments	151	—	151	—
Options	132	132	—
Interest rate lock commitments	411	—	—	411
Interest rate swaps	10,489	—	10,489	—
Total assets	$1,375,458	$24,830	$1,272,828	$77,800
Liabilities:
Derivatives
Futures	$3	$3	$—	$—
Forward sale commitments	288	—	288	—
Interest rate swaps	10,492	—	10,492	—
Total liabilities	$10,783	$3	$10,780	$—

	At December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$18,997	$18,997	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	197,262	—	195,321	1,941
Commercial	56,049	—	56,049	—
Collateralized mortgage obligations:
Residential	553,039	—	553,039	—
Commercial	70,519	—	70,519	—
Municipal bonds	411,548	—	411,548	—
Corporate debt securities	42,945	—	42,877	68
U.S. Treasury securities	19,934	—	19,934	—
Agency debentures	27,478	—	27,478	—
Single family LHFS	14,075	—	14,075	—
Single family LHFI	5,868	—	—	5,868
Single family mortgage servicing rights	76,617	—	—	76,617
Derivatives
Futures	18	18	—	—
Options	218	218	—	—
Forward sale commitments	293	—	293	—
Interest rate lock commitments	141	—	—	141
Interest rate swaps	13,093	—	13,093	—
Total assets	$1,508,094	$19,233	$1,404,226	$84,635
Liabilities:
Derivative
Forward sale commitments	$151	$—	$151	$—
Interest rate lock commitments	36	—	—	36
Interest rate swaps	13,093	—	13,093	—
Total liabilities	$13,280	$—	$13,244	$36

There were no transfers between levels of the fair value hierarchy during 2023 and 2022.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and IRCLs, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during 2023 and 2022, see Note 9, Mortgage Banking Operations.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected the fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $1.3 million and $5.9 million at December 31, 2023 and 2022, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

December 31, 2023
Investment securities AFS	$1,860	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Single family LHFI	1,280	Income approach	Implied spread to benchmark interest rate curve	3.30%	5.04%	3.94%
Interest rate lock commitments, net	411	Income approach	Fall-out factor	0.81%	41.64%	10.54%
			Value of servicing	0.32%	0.80%	0.57%
December 31, 2022
Investment securities AFS	$2,009	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
Single family LHFI	5,868	Income approach	Implied spread to benchmark interest rate curve	2.87%	5.15%	4.14%
Interest rate lock commitments, net	105	Income approach	Fall-out factor	0.10%	17.50%	6.43%
			Value of servicing	0.54%	1.11%	0.95%

We had no LHFS where the fair value was not derived with significant observable inputs at December 31, 2023 or 2022.

The following table presents fair value changes and activity for certain Level 3 assets:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Year Ended December 31, 2023
Investment securities AFS	$2,009	$—	$—	$(192)	$43	$1,860
Single family LHFI	5,868	—	—	(4,607)	19	1,280
Year Ended December 31, 2022
Investment securities AFS	$2,482	$—	$—	$(193)	$(280)	$2,009
Single family LHFI	7,287	—	—	—	(1,419)	5,868
(1) Changes in fair value for singe family LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Years Ended December 31,
(in thousands)	2023	2022

Beginning balance, net	$105	$2,484
Total realized/unrealized gains	2,334	68
Settlements	(2,028)	(2,447)
Ending balance, net	$411	$105

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

The following tables presents assets classified as Level 3 assets that had changes in their recorded fair value during 2023 and 2022 and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value	Total Gains (Losses)

As of or for the year ended December 31, 2023
LHFI (1)	$4,349	$(1,410)
As of or for the year ended December 31, 2022
LHFI (1)	$3,186	$(385)
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At December 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$215,664	$215,664	$215,664	$—	$—
Investment securities HTM	2,371	2,331	—	2,331	—
LHFI	7,381,124	7,002,028	—	—	7,002,028
LHFS – multifamily and other	6,788	6,871	—	6,871	—
Mortgage servicing rights – multifamily and SBA	29,987	35,292	—	—	35,292
Federal Home Loan Bank stock	55,293	55,293	—	55,293	—
Other assets - GNMA EBO loans	5,617	5,617	—	—	5,617
Liabilities:
Certificates of deposit	$3,227,954	$3,216,665	$—	$3,216,665	$—
Borrowings	1,745,000	1,750,023	—	1,750,023	—
Long-term debt	224,766	132,996	—	132,996	—

	At December 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$72,828	$72,828	$72,828	$—	$—
Investment securities HTM	2,441	2,385	—	2,385	—
LHFI	7,378,952	6,988,363	—	—	6,988,363
LHFS multifamily and other	3,252	3,291	—	3,291	—
Mortgage servicing rights – multifamily and SBA	35,256	39,792	—	—	39,792
Federal Home Loan Bank stock	49,305	49,305	—	49,305	—
Other assets - GNMA EBO loans	6,918	6,918	—	—	6,918
Liabilities:
Certificates of deposit	$2,943,331	$2,910,301	$—	$2,910,301	$—
Borrowings	1,016,000	1,014,973	—	1,014,973	—
Long-term debt	224,404	202,338	—	202,338	—

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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At December 31, 2023			At December 31, 2022
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance

Single family LHFS	$12,849	$12,583	$266	$14,075	$13,914	$161

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2023 that the Company and the Bank met all capital adequacy requirements. The following table presents the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

	At December 31, 2023
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$675,440	7.04%	$383,696	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	615,440	9.66%	286,709	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	675,440	10.60%	382,279	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	818,075	12.84%	509,705	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$814,719	8.50%	$383,482	4.0%	$479,352	5.0%
Common equity tier 1 capital (to risk-weighted assets)	814,719	12.79%	286,569	4.5%	413,933	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	814,719	12.79%	382,092	6.0%	509,456	8.0%
Total risk-based capital (to risk-weighted assets)	858,992	13.49%	509,456	8.0%	636,820	10.0%

	At December 31, 2022
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$693,112	7.25%	$382,467	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	633,112	8.72%	326,876	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	693,112	9.54%	435,834	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	837,828	11.53%	581,112	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$822,891	8.63%	$381,506	4.0%	$476,883	5.0%
Common equity tier 1 capital (to risk-weighted assets)	822,891	11.92%	310,582	4.5%	448,618	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	822,891	11.92%	414,109	6.0%	552,146	8.0%
Total risk-based capital (to risk-weighted assets)	868,993	12.59%	552,146	8.0%	690,182	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. No conditions or events have occurred since December 31, 2023 that we believe have changed the Company’s or the Bank’s capital adequacy classifications from those set forth in the above table.

In addition to the minimum capital ratios, both the Company and the Bank are required to maintain a “conservation buffer" consisting of additional Common Equity Tier 1 Capital which is at least 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At December 31, 2023, capital conservation buffers for the Company and the Bank were 4.60% and 5.49%, respectively. The following table sets forth the minimum capital ratios plus the applicable increment of the capital conservation buffer:

Common equity to Tier-1 to risk-weighted assets	7.00%
Tier 1 capital to risk-weighted assets	8.50%
Total capital to risk-weighted assets	10.50%

NOTE 15–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share:

	Years Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021

Net income (loss)	$(27,508)	$66,540	$115,422

Weighted average shares:
Basic weighted-average number of common shares outstanding	18,783,005	18,931,107	20,885,509
Dilutive effect of outstanding common stock equivalents (1)	—	110,004	257,905
Diluted weighted-average number of common shares outstanding	18,783,005	19,041,111	21,143,414
Net income (loss) per share
Basic earnings per share	$(1.46)	$3.51	$5.53
Diluted earnings per share	$(1.46)	$3.49	$5.46
(1) Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the years ended December 31, 2023, 2022 and 2021 were certain unvested RSUs and PSUs. The aggregate number of common stock unvested restricted shares, which could potentially be dilutive in future periods, was 217,153, 176,259 and zero at December 31, 2023, 2022 and 2021, respectively.

NOTE 16–LEASES:

We have operating and finance leases for certain office space and finance leases for certain equipment. Our leases have remaining lease terms of up to 12 years.
The Company, as sublessor, subleases certain office and retail space in which the terms of any significant subleases end by 2027. Under all of our executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $3.3 million in 2024, $2.8 million in 2025, $2.9 million in 2026, $2.7 million in 2027 and $0.1 million in 2028.
The components of lease expense were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021

Operating lease cost	$8,103	$8,762	$9,610
Finance lease cost:
Amortization of right-of-use assets	425	580	1,066
Interest on lease liabilities	8	19	22
Variable lease costs and nonlease components	1,470	3,123	3,716
Sublease income	(1,376)	(2,565)	(3,449)
Total	$8,630	$9,919	$10,965

Supplemental cash flow information related to leases were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,248	$12,845	$13,647
Operating cash flows from finance leases	8	19	22
Financing cash flows from finance leases	456	589	1,070
Right-of-use assets obtained
Operating leases	$2,690	$6,347	$1,894
Finance leases	385	145	707
Other changes in right-of-use assets (1)
Operating leases	$—	$—	$(460)
Finance leases	—	—	(2)

Supplemental information related to leases was as follows:

	At December 31,
(in thousands, except lease term and discount rate)	2023	2022

Operating lease right-of-use assets, included in other assets	$27,594	$34,070
Operating lease liabilities, included in accounts payable and other liabilities	35,043	42,848

Finance lease right-of-use assets, included in other assets	$318	$359
Finance lease liabilities, included in accounts payable and other liabilities	288	359

Weighted Average Remaining lease term in years
Operating leases	4.49	5.07
Finance leases	1.58	0.88
Weighted Average Discount Rate
Operating leases	1.88%	1.91%
Finance leases	3.50%	3.50%

Maturities of lease liabilities and obligations under leases classified as nonlease components were as follows:

	Lease Liabilities
(in thousands)	Operating Leases	Finance Leases	Nonlease Components

Year ended December 31,
2024	$10,206	$197	$4,551
2025	8,562	98	4,400
2026	7,435	—	4,497
2027	6,624	—	3,895
2028	1,667	—	147
2029 and thereafter	2,361	—	—
Total lease payments	36,855	295	$17,490
Less imputed interest	1,812	7
Total	$35,043	$288

NOTE 17–SHARE-BASED COMPENSATION PLANS:

In May 2014, the shareholders approved the Company's 2014 Equity Incentive Plan (the "2014 EIP Plan") that provided for the grant of stock options, shares of restricted stock, RSUs, PSUs, stock bonus awards, stock appreciation rights, performance share awards and performance compensation awards and unrestricted stock (collectively, "Equity Incentive Awards") to the Company’s executive officers, other key employees and directors. This plan was amended in May 2017 and allows the grant of up to 1,875,000 shares of the Company’s common stock. For 2023, 2022, and 2021, the Company recognized stock-based compensation cost of $3.1 million, $3.3 million and $2.9 million, respectively.

RSUs generally vest over a three year period with the fair market value of the awards determined at the grant date based on the Company's stock price. PSUs vest at the end of a three year period with the fair market value of the awards determined using a Monte Carlo simulation technique. A summary of the status of the combined RSUs and PSUs is as follows:

	Number	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2022	227,075	$33.95
Granted	141,138	27.81
Cancelled or forfeited	(90,917)	24.45
Vested	(46,310)	33.22
Outstanding at December 31, 2023	230,986	$34.08

The assumptions used in the Monte Carlo simulations used to determine fair market value of the PSUs granted in 2023, 2022 and 2021 are set forth in the table below:

	2023	2022	2021

Volatility of common stock	42.7%	40.3%	40.5%
Average volatility of peer companies	45.0%	44.2%	43.5%
Average correlation coefficient of peer companies	0.8029%	0.8079%	0.8004%
Risk-free interest rate	4.2%	1.0%	0.2%
Expected term in years	3 years	3 years	3 years

NOTE 18–PARENT COMPANY FINANCIAL STATEMENTS (UNAUDITED):

Condensed financial information for HomeStreet, Inc. is as follows:

Condensed Balance Sheets	At December 31,
(in thousands)	2023	2022

Assets:
Cash and cash equivalents	$21,541	$5,804
Other assets	4,515	4,601
Investment in stock of HomeStreet Bank	737,748	752,211
Investment in stock of other subsidiaries	1,857	26,954
Total assets	$765,661	$789,570
Liabilities:
Other liabilities	$2,508	$3,019
Long-term debt	224,766	224,404
Total liabilities	227,274	227,423
Shareholders' Equity:
Common stock, no par value	229,889	226,592
Retained earnings	395,357	435,085
Accumulated other comprehensive income (loss)	(86,859)	(99,530)
Total shareholder's equity	538,387	562,147
Total liabilities and shareholders' equity	$765,661	$789,570

Condensed Income Statements	Years Ended December 31,
(in thousands)	2023	2022	2021

Noninterest income
Dividend income	$39,000	$51,000	$109,000
Equity in undistributed income from subsidiaries	(55,832)	24,898	10,801
Other noninterest income	2,085	2,053	1,838
Total revenues	(14,747)	77,951	121,639
Expenses
Interest expense-net	8,094	8,315	4,576
Noninterest expense	8,176	6,123	2,939
Total expenses	16,270	14,438	7,515
Income (loss) before income taxes (benefit)	(31,017)	63,513	114,124
Income taxes (benefit)	(3,509)	(3,027)	(1,298)
Net income (loss)	$(27,508)	$66,540	$115,422

Condensed Statements of Cash Flows	Years Ended December 31,
(in thousands)	2023	2022	2021

Cash flows from operating activities
Net income (loss)	$(27,508)	$66,540	$115,422
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Undistributed earnings from investment in subsidiaries	55,832	(24,898)	(10,801)
Other	(480)	6,386	(8,669)
Net cash provided by operating activities	27,844	48,028	95,952

Cash flows from investing activities:
AFS securities: Principal collections net of purchases	210	831	2,012
Investments in subsidiaries	—	(52,000)	—
Net cash provided by (used in) investing activities	210	(51,169)	2,012

Cash flows from financing activities:
Repurchases of common stock	—	(75,000)	(84,154)
Proceeds from exercise of stock options	—	—	263
Proceeds from issuance of long-term debt	—	98,036	—
Dividends paid on common stock	(12,317)	(26,847)	(21,338)
Net cash used in financing activities	(12,317)	(3,811)	(105,229)
Net increase (decrease) in cash and cash equivalents	15,737	(6,952)	(7,265)
Cash and cash equivalents, beginning of year	5,804	12,756	20,021
Cash and cash equivalents, end of year	$21,541	$5,804	$12,756

NOTE 19–SUBSEQUENT EVENTS:

On January 16, 2024, the Company entered into a definitive merger agreement with FirstSun Capital Bancorp (“FirstSun”), the holding company of Sunflower Bank, whereby the Company and the Bank will merge with and into FirstSun and Sunflower Bank, respectively. Per the agreement, the companies will combine in an all-stock transaction in which HomeStreet shareholders will receive 0.4345 of a share of FirstSun common stock for each share of HomeStreet common stock. This merger is expected to close in the middle of 2024.

ITEM 9CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9ACONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2023. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective at December 31, 2023.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting at December 31, 2023. In making its assessment of internal control over financial reporting, management utilized the framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on that assessment, management concluded that, at December 31, 2023, the Company's internal control over financial reporting was effective.

Crowe LLP, the independent registered public accounting firm that audited our consolidated financial statements at, and for, the year ended December 31, 2023, has issued an audit report on the effectiveness of the Company's internal control over financial reporting at December 31, 2023, which report is included below in this Item 9A.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

During the quarter ended December 31, 2023, none of our officers or directors adopted or terminated a Rule 10b5-1 arrangement or non-Rule 10b5-1 trading arrangement, as each is defined in Item 408(a) of Regulation S-K

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://ir.homestreet.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our corporate website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Global Select Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

In reliance on General Instruction G. of Form 10-K, information with respect to our executive officers is set forth in Part I, “Item 1 – Business – Information About Our Executive Officers” in this Form 10-K.

Except as disclosed above, the information required by this item will be set forth in our definitive proxy statement for the 2024 meeting of shareholders (the “2024 Proxy Statement”) under the captions “Election of Directors” and “HomeStreet Corporate Governance and Other Matters,” which information is incorporated herein by reference.

ITEM 11EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2024 Proxy Statement under the captions “Executive Compensation,” “2023 Executive Compensation Program,” “Other Practices, Policies and Guidelines,” “2023 Summary Compensation Table,” and “Potential Payments Upon Termination or Change in Control,” which information is incorporated herein by reference.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2023 under the HomeStreet, Inc. 2014 Equity Incentive Plan (the "2014 Plan").

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Plans approved by shareholders	298,375	(1)	$—	(2)	831,785	(3)
Plans not approved by shareholders	—		—		—
Total	298,375		$—		831,785

(1)Consists of 96,209 shares subject to Restricted Stock Units, awarded under the 2014 Plan and 202,166 shares issuable under Performance Share Units awarded under the 2014 Plan, assuming maximum performance goals are met under such awards, resulting in the issuance of the maximum number of shares allowed under those awards.
(2)Shares issued on vesting of Restricted Stock Units and Performance Share Units under the 2014 Plan are done without payment by the participant of any additional consideration and therefore have been excluded from this calculation.
(3)Consists of shares remaining available for issuance under the 2014 Plan.

Except as disclosed above, the information required by this item will be set forth in the 2024 Proxy Statement under the caption "Principal Shareholders of HomeStreet Inc." which information is incorporated herein by reference.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2024 Proxy Statement under the caption "HomeStreet Corporate Governance and Other Matters" which information is incorporated herein by reference.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2024 Proxy Statement under the caption "Advisory (Non-Binding) Vote on Ratification of Appointment of Independent Registered Public Accounting Firm," which information is incorporated herein by reference.

Information about aggregate fees billed to us by our principal accountant, Crowe (PCAOB ID No.173) and our former principal accountant, Deloitte, will be presented under the caption “Audit Committee Matters — Principal Accounting Firm Fees” in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Financial Statement Schedules
(i)Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Income Statements for the three years ended December 31, 2023
Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2023
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2023
Consolidated Statements of Cash Flows for the three years ended December 31, 2023
Notes to Consolidated Financial Statements
(ii)Financial Statement Schedules
II—Valuation and Qualifying Accounts
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.
(iii)Exhibits
EXHIBIT INDEX

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger, dated as of January 16, 2024, by and among HomeStreet, Inc., FirstSun Capital Bancorp. and Dynamis Subsidiary, Inc.

3.1 (2)	Amended and Restated Bylaws of HomeStreet, Inc.

3.2 (2)	Restated Articles of Incorporation of HomeStreet, Inc.

4.1 (3)	Form of Common Stock Certificate

4.2 (4) ††	Indenture dated as of May 20, 2016 between HomeStreet, Inc. and Wells Fargo Bank, National Association, as Trustee

4.3 (5)	Description of Securities

10.1 (7) *	Amended and Restated HomeStreet, Inc. 2014 Equity Incentive Plan

10.2 (7) *	Standard Form of Restricted Stock Unit Agreement under the 2014 Plan

10.3 (5) *	Amended and Restated Standard Form of Performance Share Unit Agreement under the 2014 Plan

10.4 (9) *	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason, dated January 25, 2018

10.5 (17) *	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and William Endresen, dated February 26, 2021

10.6 (6)	Form of Officer Indemnification Agreement for HomeStreet, Inc.

10.7 (6)	Form of Director Indemnification Agreement for HomeStreet, Inc.

10.8 (6)	Form of 2011 Director and Officer Indemnification for HomeStreet, Inc.

10.9 (5) †
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

10.10 (11)	Twenty-First Amendment to Office Lease dated December 24, 2014, between HomeStreet Bank and Union Square Limited Liability Company

10.11 (8)	Advances, Pledge and Security Agreement, dated as of June 1, 2015, between HomeStreet Bank and the Federal Home Loan Bank of Des Moines

10.12 (10)	Letter of Agreement, dated January 15, 2013, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.13 (6)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.14 (5) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.15 (6)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.16 (6)	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.17 (12)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011
10.18 (13) *	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and John M. Michel, effective May 11, 2020

10.19 (14) *	Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Mark K. Mason, dated July 29, 2020

10.20 (15) *	HomeStreet Bank Performance-Based Annual Incentive Plan, effective January 1, 2022

10.21 (16) *	Amended and Restated Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and John M. Michel, dated August 4, 2022

10.22 (18)*	Second Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Mark K. Mason, dated December 13, 2022

10.23 (18)*	First Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and William D. Endresen, dated February 28, 2023

16.1 (19)	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated March 3, 2023

21	Subsidiaries of HomeStreet, Inc.

23.1	Consent of Independent Registered Public Accounting Firm, Crowe LLP

23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

24.1	Powers of Attorney, contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 (20)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

97.1	Executive Compensation Clawback Policy

101
The following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language) and contained in Exhibit 101: (i) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) the Consolidated Income Statements for the three years ended December 31, 2023, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2023; (iv) the Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2023, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2023, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

(1)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on January 19, 2024, and incorporated herein by reference.
(2)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 31, 2019, and incorporated herein by reference.
(3)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.
(4)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on May 20, 2016, and incorporated herein by reference.
(5)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2020 and incorporated herein by reference
(6)	Filed as an exhibit to HomeStreet, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on May 19, 2011, and incorporated herein by reference.
(7)	Amended in the fourth quarter of 2018 to make administrative revisions that were not material and did not require shareholder approval. An updated version was filed as an exhibit to HomeStreet’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2019, and incorporated herein by reference.
(8)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 11, 2016, and incorporated herein by reference.
(9)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2018 and incorporated herein by reference
(10)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 17, 2014, and incorporated herein by reference.
(11)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 25, 2015, and incorporated herein by reference.
(12)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.
(13)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on May 8, 2020, and incorporated herein by reference.
(14)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on November 6, 2020, and incorporated herein by reference.
(15)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on May 6, 2022, and incorporated herein by reference.
(16)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on August 5, 2022, and incorporated herein by reference.
(17)	Filed as an exhibit to HomeStreet’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 12, 2021, and incorporated herein by reference.
(18)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2023, and incorporated herein by reference.
(19)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K/A (SEC File No. 001-35424) filed on March 6, 2023, and incorporated herein by reference.
(20)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
†	Certain portions of this exhibit constitute confidential information and have been redacted in accordance with Regulation S-K, Item 601(b)(10).
††	Instruments with respect to any other long-term debt of HomeStreet, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of HomeStreet, Inc. and its subsidiaries on a consolidated basis. HomeStreet, Inc. hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
*	Management contract or compensation plan or arrangement.

Item 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 6, 2024.

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

Signature	Title	Date

/s/ Mark K. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2024
Mark K. Mason, Chairman

/s/John M. Michel	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 6, 2024
John M. Michel

/s/ James R. Mitchell Jr.	Lead Independent Director	March 6, 2024
James R. Mitchell Jr.

/s/ Scott M. Boggs	Director	March 6, 2024
Scott M. Boggs

/s/ Sandra A. Cavanaugh	Director	March 6, 2024
Sandra A. Cavanaugh

/s/ Jeffrey D. Green	Director	March 6, 2024
Jeffrey D. Green

/s/ Joanne Harrell	Director	March 6, 2024
Joanne Harrell

/s/ Nancy D. Pellegrino	Director	March 6, 2024
Nancy D. Pellegrino

/s/ S. Craig Tompkins	Director	March 6, 2024
S. Craig Tompkins