Form 10-K/A
period 2023-12-31
HomeStreet, Inc.
filed 2024-04-29
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K/A
(Amendment No. 1)
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
The number of outstanding shares of the registrant's common stock as of April 25, 2024 was 18,857,566.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

HomeStreet Inc. (the “Company,” “HomeStreet,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 originally filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 6, 2024 (the “Original Form 10-K”), solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated by reference from a registrant’s definitive proxy statement, if filed with the SEC not later than 120 days after the end of the fiscal year covered by a Form 10-K (the “Filing Deadline”). The Company’s proxy statement will not be filed with the Commission within 120 days after the end of the fiscal year, and we are therefore amending and restating in their entirety Items 10, 11, 12, 13, 14, 15 and 16 of Part III and Part IV of the Original Form 10-K and deleting the incorporation by reference language on the cover page of the Original Form 10-K.

Except as expressly set forth in this Amendment No. 1, no portion of the Original Form 10-K is being amended or updated by this Amendment No. 1 and Amendment No. 1 does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Amendment No. 1 also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in Amendment No. 1, and Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in Amendment No. 1, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

Our Board of directors (the "Board") currently consists of eight members. The following table sets forth certain information with respect to directors, including each director’s age as of April 15, 2024.

Director	Age	Director Since

Mark K. Mason, Chairman	64	2010
Scott M. Boggs	69	2012
Sandra A. Cavanaugh	69	2018
Jeffrey D. Green	60	2020
Joanne R. Harrell	69	2022
James R.. Mitchell, Jr., Lead Independent Director	74	2020
Nancy D. Pellegrino	67	2019
S. Craig Tompkins	73	2023

Under our Bylaws, any director nominee’s eligibility to serve as a director of the Company is subject to any required notification to, or approval, nonobjection or requirement of, the Board of Governors of the Federal Reserve System, the Washington State Department of Financial Institutions or any other regulatory entity having jurisdiction over the Company.

The number of directors may be increased or decreased from time to time by the Board, provided that a reduction in the number of directors may not shorten the term of an incumbent. Our Bylaws permit our Board to establish by resolution the authorized number of directors, which shall be between seven and 13 directors. Newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board may be filled solely by the affirmative vote of a majority of the remaining directors then in office, unless otherwise provided by law or by resolution of the Board. All of our directors, except for Mr. Mason, satisfy the definition of “independent director” under the corporate governance rules of Nasdaq.

Key Qualifications

The following table sets forth certain key qualifications and skills of Board members. The lack of a mark for a particular item does not mean that the director does not possess that qualification, characteristic, skill or experience. We look to each director to be knowledgeable in these areas; however, the mark indicates that the item is a particularly prominent qualification, characteristic, skill or experience that the director brings to the Board. Board composition reflects the Board’s desire that directors have the broad expertise and perspective needed to govern our business and strengthen and support senior management.

Qualification	Mark Mason	Scott Boggs	Sandra Cavanaugh	Jeffrey Green	Joanne Harrell	James Mitchell Jr.	Nancy Pellegrino	S. Craig Tompkins

Financial Expertise Literacy	✓	✓	✓	✓	✓	✓	✓	✓
Corporate Governance	✓	✓	✓	✓	✓	✓	✓	✓
Public Company Board Experience	✓	✓	✓	✓		✓	✓
Strategic Planning	✓	✓	✓	✓	✓	✓	✓	✓
Legal	✓					✓		✓
Capital Management	✓					✓		✓
Technology Cybersecurity	✓	✓	✓	✓	✓	✓	✓
Audit	✓	✓	✓	✓		✓		✓
Human Capital Management	✓		✓	✓	✓	✓	✓	✓
Marketing	✓		✓	✓	✓	✓	✓
Regulatory Risk Management	✓	✓	✓	✓	✓	✓	✓	✓
Business Development	✓		✓	✓	✓	✓	✓	✓
Business Operations	✓	✓	✓	✓	✓	✓	✓	✓
Public Company Executive Experience	✓	✓	✓		✓	✓	✓	✓
Accounting	✓	✓		✓		✓
Industry Experience	✓		✓	✓	✓	✓	✓	✓

Mark K. Mason, Director, Chairman, Chief Executive Officer and President

Mr. Mason has been the Company's Chief Executive Officer (“CEO”) and a member of the Company's Board of directors and HomeStreet Bank’s Chairman of the Board and Chief Executive Officer since January 2010. He became Chairman of the Board of the Company in March 2015 after serving as Vice Chairman of the Board since January 2010. Mr. Mason brings extensive business, managerial and leadership experience to the Board. From 1998 to 2002, Mr. Mason was president, chief executive officer and chief lending officer for Bank Plus Corporation and its wholly owned banking subsidiary, Fidelity Federal Bank, where Mr. Mason also served as the chief financial officer from 1994 to 1995 and as chairman of the board of directors from 1998 to 2002. From February 2008 to October 2008, Mr. Mason also served as president of a startup energy company, TEFCO, LLC. He has served on the boards of directors of Hanmi Financial Corp., San Diego Community Bank and The Bjurman Barry Family of Mutual Funds. Mr. Mason is on the boards of directors of the Pacific Bankers Management Institute (the parent company of the Pacific Coast Banking School) and The Washington Bankers Association and is an advisory board member of Seattle University’s Albers School of Business and Economics. Mr. Mason is a certified public accountant (inactive) and holds a bachelor’s degree in business administration with an emphasis in accounting from California State Polytechnic University.

Mr. Mason was selected to serve as a director because of his position as our CEO and his significant experience as an executive officer, director of and consultant to other banks and mortgage companies, his credit and lending experience, finance and accounting education and experience and his relationships in the banking industry and the capital markets.

Scott M. Boggs, Director

Mr. Boggs joined HomeStreet Bank in 2006 as a member of its board of directors and became a director of the Company in February 2012. Mr. Boggs served as the Lead Independent Director of the Board from March 2015 through June 2018. Prior to joining HomeStreet Bank’s board of directors, Mr. Boggs was employed by Microsoft Corporation from 1993 to 2003 where he served in a variety of positions, including vice president, corporate controller from 1998 to 2003. Mr. Boggs was also an adjunct professor for the Seattle University Albers School of Business and Economics, teaching accounting and information systems from 2004 until 2009. Mr. Boggs previously served as a trustee and chair of the audit committee and budget and investments committee of the Financial Executives Research Foundation from 2002 to 2008, as director, chair of the pension committee and a member of the audit committee of the Cascade Natural Gas Corporation from 2004 to 2007, and director, vice chair of audit committee and designated financial expert of the Safeco family of mutual funds from 2002 to 2004. He is a former member of the Seattle University Internal Audit Advisory Board, the King County Strategic Technology Advisory Council, the Seattle University Accounting Advisory Board and the Financial Executives International. Mr. Boggs started his career as a certified public accountant (currently inactive) with Deloitte, Haskins & Sells from 1977 to 1985, and he received his bachelor’s degree in accounting from the University of Washington.

Mr. Boggs was selected to serve as a director because of his significant accounting and financial experience, his accounting credentials and degree and his experience as a designated financial expert on audit committees.

Sandra A. Cavanaugh, Director

Ms. Cavanaugh joined the Board in May 2018. Ms. Cavanaugh has more than 30 years of experience in the financial services, banking and mutual fund industries. As president and CEO of U.S. Private Client Services of Russell Investments from January 2010 until her retirement in June 2016, Ms. Cavanaugh oversaw a $45 billion mutual fund business in the U.S. Prior to joining Russell Investments, Ms. Cavanaugh was an executive vice president at SunTrust Bank in 2009, and held senior executive positions at Washington Mutual/JP Morgan Chase from 2007 to 2009, including as president of WM Funds Distributor and Shareholder Services from 1997 to 2007. Ms. Cavanaugh also held various senior positions with AIM Mutual Funds, First Interstate Bank and American Savings Bank. Since her retirement from Russell Investments in 2016, Ms. Cavanaugh has provided consulting services to help financial services companies build and execute brand, product and distribution strategies. In addition to her executive career, Ms. Cavanaugh holds several board and advisory roles. She received her bachelor’s degree in history with a minor in business from California State University, Fresno and previously held active NASD/FINRA Securities Licenses Series 7, 24, and 53.

Ms. Cavanaugh was selected to serve as a director because of her executive management, human capital management, business and financial experience and her background as an expert in the financial services industry.

Jeffrey D. Green, Director

Mr. Green was appointed as a member of the Board in June 2020 to fill a vacancy on the Board. Mr. Green retired as the Financial Institutions National Practice leader and audit and client service Partner of Moss Adams LLP, a national accounting, tax, and advisory firm in December 2018, having served with the firm since 1990. From 2015 to 2018, Mr. Green was Moss Adams’ Financial Institutions National Practice Leader, and in that role, was responsible for that firm’s national financial institutions practice, covering accounting, auditing, internal control, and strategic issues facing publicly traded bank reporting companies, community banks, thrifts, and mortgage banking companies. From 2007 to 2015, Mr. Green was the Managing Partner of Moss Adams’ Everett, Washington practice office. Over his 31 year career in public accounting, Mr. Green gained significant experience working with the boards and audit committees of publicly traded banking and lending institutions while managing major client relationships across multiple markets. In those roles, Mr. Green developed expertise in complex accounting, auditing, internal control, financial reporting, and regulatory compliance matters. He holds a bachelor of science degree in business administration with a focus in accounting from Washington State University and is a certified public accountant and member of the Washington State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Mr. Green was selected to serve because of his background as an audit partner for companies in the financial institutions industry, expertise in commercial banking, professional qualifications, financial literacy and his qualification as an audit committee “financial expert”.

Joanne R. Harrell, Director

Ms. Harrell joined the Board in January 2022. From 2001 until her retirement in October 2021 as Senior Director, USA AI, Sustainability & Market Development Strategy at Microsoft Corporation, Ms. Harrell held various executive positions with Microsoft where she led teams in the sales, marketing and services disciplines focused on enterprise, public sector and original equipment manufacturing customers and partners. Ms. Harrell has served as a Regent for the University of Washington since 2009. Prior to joining Microsoft in 2001, Ms. Harrell was President and Chief Executive Officer of the United Way of King County, Washington and held various positions with US West Communications, Inc. and AT&T, Inc. Ms. Harrell holds a bachelor of arts degree in communications-advertising and a masters of business administration in marketing from the University of Washington.

Ms. Harrell was selected to serve as director because of her experience in the areas of marketing, sales, strategy, communications, community service and diversity, social responsibility, sustainability, public affairs and corporate citizenship, in addition to her extensive background in executive management.

James R. Mitchell, Jr., Director

Mr. Mitchell joined the Board in January 2020. Mr. Mitchell has worked in commercial banking for more than 40 years, including founding Puget Sound Bank in 2004, where he served as president and chief executive officer from inception until the merger of that bank with Heritage Bank in January 2018. He was also a member of the board of directors of Puget Sound Bank from 2004 through January 2018, serving as chairman of the board from 2004 through 2008. After the merger of Puget Sound Bank and Heritage Bank, Mr. Mitchell served as the market president for King County for Heritage Bank for the next year, until January 2019, and then as a consultant to Heritage Bank until January 2020. Prior to founding Puget Sound Bank, Mr. Mitchell served as a Senior Vice President at Sterling Bank, where he opened and grew the Seattle corporate banking office, from 2002 to 2004, and a Senior Vice President and team leader for the Seattle corporate banking team of U.S. Bank from 1990 through 2002. Mr. Mitchell served on the board of directors of the Washington Bankers Association from 2011 to 2018, the board of directors of the Western Bankers Association from 2015 to 2018, and the board of Bellevue LifeSpring, a nonprofit organization, from 2009 to 2017. Mr. Mitchell received his bachelor’s degree from Seattle University, a masters of business administration from the University of Washington and his juris doctorate from Southwestern University School of Law.

Mr. Mitchell was selected to serve as a director based on his knowledge of the banking industry, experience as a chief executive officer and director of a bank, and expertise in commercial banking.

Nancy D. Pellegrino, Director

Ms. Pellegrino joined the Board in October 2019. Ms. Pellegrino has more than 30 years of experience in the financial services, private banking, and wealth management industries. She served as a Managing Director and Regional CEO for Citi Private Bank from July 2010 through October 2013 and BNY Mellon Wealth Management from August 2000 through July 2010 where she served as Pacific Northwest President and Regional Director. She was also at Banc One Corp from June 1990 through June 2000, rising to the position of Senior Vice President and Regional Sales Director for the Midwest, prior to which she was a Vice President at Texas Commerce Bank Trust Company, which she joined in 1982. She also served on the board of directors of Puget Sound Bank from September 2014 until January 2018. Since her retirement from Citi Private Bank in 2013, Ms. Pellegrino is providing consulting services to individuals, teams and organizations drawing on her corporate and board leadership experience. She also serves on the boards of several nonprofit organizations, including the Fred Hutch Cancer Research Center Board of Ambassadors. She also has held numerous board leadership positions for a number of non-profit organizations including Fred Hutchinson Cancer Research Center and Woodland Park Zoo, where she is currently Director Emeritus, Ms. Pellegrino received her bachelor’s degree from Vanderbilt University in fine arts and is a graduate of the Northwestern University Graduate Trust School.

Ms. Pellegrino was selected to serve as a director because of her executive leadership, management, risk management and business experience in the financial services industry.

S. Craig Tompkins, Director

S. Craig Tompkins, Director. Mr. Tompkins joined the Board in May 2023. Since 2017, Mr. Tompkins has been the Executive Vice President and General Counsel of Reading International and has served in a variety of officer and director capacities with Reading and its predecessors (Craig Corporation, Citadel Holding Corporation and Reading Entertainment, Inc.) since February 1993. Prior to this, Mr. Tompkins was a partner at Gibson Dunn & Crutcher from 1984 to 1993 practicing as a corporate, securities and banking lawyer. Mr. Tompkins was a principal equity holder in and, between 2007 to 2017, served as the Executive Chairperson and from 2017 to 2022 as the Chairperson of Marshall & Stevens, Incorporated, a privately held valuation and consulting firm specializing in the valuation of real estate, business enterprises and alternative energy assets. From 1993 to 2006, Mr. Tompkins served as a director and as the Chairperson of the Audit Committee of G&L Realty (an NYSE REIT specializing in medical properties), and from 1998 to 2001 as a director and member of the Compensation Committee and of the Special Independent Committee of Fidelity Federal Bank, FSB. Mr. Tompkins is also the Chairperson and Chief Executive Officer of Kirtland Farms, Inc. (a Tompkins family-owned agricultural operation in Southern Oregon). Mr. Tompkins holds a bachelor of arts from Claremont McKenna College, and a juris doctorate from the Harvard Law School.

Mr. Tompkins was selected to serve as a director because of his executive leadership experience and his experience, including as a director, of companies in the financial services industry.

CORPORATE GOVERNANCE AND OTHER MATTERS

As a bank holding company, we believe it is important to foster an operating environment that articulates a strong focus on compliance and ethical standards, and our Board sets this tone from the top. Our Board is actively engaged in designing, monitoring and enforcing compliance with high governance standards. We discuss our most important corporate governance policies and practices below. Each of our corporate governance policies is reviewed by the committee responsible for that policy and the full Board at least annually, and more frequently if warranted.

Code of Ethics

The Board has established a code of ethics as defined under the Exchange Act, which applies to all directors, officers and employees of the Company and its subsidiaries, including our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of our Code of Business Conduct and Ethics (“Code of Ethics”) can be found on our investor relations website: http://ir.homestreet.com. We will post on our website any amendments to, or waivers (with respect to our principal executive officer, principal financial officer and principal accounting officer or controller) from, this Code of Ethics within four business days of any such amendment or waiver and, to the extent required by the listing standards of Nasdaq, by filing a Current Report on Form 8-K with the SEC disclosing such information.

Whistleblower Policy

In addition to our Code of Ethics, we maintain a whistleblower policy which is intended to provide guidance to employees, shareholders and others who may be aware of or concerned about potential violations of our Code of Ethics or other forms of misconduct and wish to report such concerns to our Ethics Compliance Officer, either directly or anonymously through our whistleblower hotline or website.

We have crafted our whistleblower policy to make clear we are committed to providing a confidential process by which individuals can raise questions and concerns about potential misconduct, including potential violations of law, regulation or Company policy, and report potential misconduct while strictly prohibiting any attempt by any director, officer or employee of the Company to identify whistleblowers or retaliate or attempt to retaliate against any whistleblower, anonymous or otherwise. Nothing in the policy is intended to prohibit or impede the reporting of alleged accounting irregularities or securities violations, or anything else covered by the Sarbanes-Oxley Act, the Dodd-Frank Act or any other applicable law directly to the SEC whether or not an initial report is made internally to the Company.

We provide information on how to access our third-party whistleblower hotline, EthicsPoint, by telephone or through the Internet on both our internal human resources website and our external investor relations website at
http://ir.homestreet.com.

At each regular meeting the Audit Committee discusses whistleblower reports, if any, with the Ethics Compliance Officer, including all new reports received since the last meeting, any ongoing whistleblower investigations, and the resolution of any closed investigation.

Principles of Corporate Governance

The Company has adopted Principles of Corporate Governance, which can be found on our investor relations website: http://ir.homestreet.com. Shareholders may request a free copy of the Principles of Corporate Governance by writing to Investor Relations, HomeStreet, Inc., 601 Union Street, Suite 2000, Seattle, Washington 98101.

Director Independence

The Board has determined that, with the exception of Mark K. Mason, our Chairman of the Board and Chief Executive Officer, all of its members are “independent directors” as that term is defined in the listing standards of Nasdaq and, where applicable, the regulations adopted under Sections 10A and 10C of the Exchange Act. In the course of determining the independence of each nonemployee director, the Board considered the annual amount of our sales to, or purchases from, any company where a nonemployee director serves as an executive officer as well as all other relevant facts and circumstances, including the director’s commercial, accounting, legal, banking, consulting, charitable and familial relationships.

Board Diversity

Our Principles of Corporate Governance include a commitment to diversity as a guideline for our director nomination process. In particular, the guideline provides that the Board and N&G Committee “will actively seek to include highly qualified women and individuals from minority groups in the pool of candidates from which nominees for director positions are chosen, and in choosing between equally qualified candidates will give extra weight to diversity of the candidates.” The N&G Committee continues to consider diversity an important goal in Board refreshment, consistent with the diversity expectations the Company continues to hear from its shareholders in our engagement process.

Our Board is comprised of 38% of individuals who identify as women. The current composition of our Board reflects our ongoing commitment to diversity in the director nomination process.

Board Diversity Matrix (As of April 15, 2024)
Total Number of Directors: 8

	Female	Male	Non-Binary	Did Not Disclose Gender

Part I: GENDER IDENTITY
Directors	3	5	—	—
Part II: DEMOGRAPHIC BACKGROUND
African American or Black	1	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	5	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

Board Assessment, Refreshment and Orientation Process

Each year, our Board undertakes a formal self-evaluation process during which all members are asked to identify their areas of strength and expertise. The N&G Committee then aggregates this information into a report on the strength of the Board which includes, among other things, the skills matrix that is included elsewhere in this Amendment No. 1. This assessment process, and especially the skills matrix, allows the N&G Committee to identify where there may be gaps in the overall skill set of the Board as a whole so that the Company can, if necessary, undertake a search for qualified candidates who not only have senior-management level experience in public companies, financial institutions and banking and fit the stated goals for diversity in our Principles of Corporate Governance, but can also help to broaden or deepen the skillset that we have on our Board.

Our Board believes it is in the best interests of our shareholders to refresh our Board membership on a regular basis by considering new director candidates who can bring a fresh or different perspective to the Board. We have heard from our shareholders that they also value regular board refreshment measures.

While board refreshment is important to bring new perspectives, our Board has also implemented a formal onboarding and orientation process for new directors in order to maintain continuity and bring new directors up to speed with the Company's operations, corporate governance practices and overall strategy. The orientation is designed to help new directors contribute fully to their governance work on the Board as early in their tenure as possible. As a result of the process, directors are expected to understand: (1) their roles and responsibilities and time commitment to their governance work; (2) the current goals, opportunities and challenges facing the Company; (3) major lines of business and the key leaders; (4) key initiatives and overall business strategy; (5) our stakeholders; (6) how the directors’ own background, knowledge and skillsets can contribute to the Board's work and the Company’s goals; (7) the background, knowledge and skillsets of each of the other directors and key leaders of the Company; (8) how Board decisions are made; and (9) the Company’s formal governing policies and practices. The onboarding and orientation process involves several meetings with the CEO, the lead independent director, standing committee chairpersons, a Board mentor, key executives including the general counsel and other staff members. These meetings cover a broad array of topics including the strategic plan and planning process; the Company's vision values goals and culture; the Company's recent successes and challenges; charters of the Company, its principal subsidiaries and various committees; Board and executive compensation details and philosophies; recent CEO performance reviews; executive leadership and succession planning; organization charts; biographies; Board development and training. Copies of key Board documents are scheduled and provided in hard copy or by electronic access to each new member.

Board Leadership Structure

Our Board believes that it is in the best interests of the Company and its shareholders for the Board to retain discretion to determine whether to separate the roles of Chairman of the Board and CEO based upon varying circumstances, and the majority of our shareholders have supported this approach, voting against a proposal to require the separation of those roles at our 2019 annual shareholder meeting. The Board is currently chaired by Mr. Mason, our CEO, who is subject to re-appointment as Chairman of the Board each year by the Board. Our Principles of Corporate Governance provide that if the Chairman of the Board is an executive of the Company, the independent directors shall elect a Lead Independent Director.

The Company’s Bylaws and Principles of Corporate Governance provide a clear description of the role of the Lead Independent Director. The Lead Independent Director presides over all executive sessions of independent or non-management directors, and in the absence of the Chairman of the Board presides over shareholder meetings and Board meetings; serves as the liaison between the Chairman and the independent directors; meets with the Chairman prior to all Board meetings to review and discuss the agenda; and has the right to approve meeting agendas, meeting schedules and other information sent to the Board. The Lead Independent Director also serves as the primary point of contact (through the Corporate Secretary) for shareholders wishing to engage with the Board.

The Board maintains a Lead Independent Director to facilitate discussion, coordinate and reflect the views of the independent directors and, most importantly, to ensure that the Company’s governance practices are aligned in the best interests of all shareholders. Mr. Mitchell was appointed Lead Independent Director by the independent directors of the Company in 2023 and currently serves in that role. The Board reviews the appointment of our Lead Independent Director position each year.

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

The following table illustrates how responsibilities are delegated between the CEO and the Lead Independent Director:

Responsibility	Chairman/Chief Executive Officer	Lead Independent Director

Board Meeting	• Authority to call full meetings of the Board • Presides over meetings of the full Board
•   Attends full meetings of the Board
•   Presides over meetings of independent directors and non-management directors
•   Briefs Chairman on issues arising from executive sessions of independent directors
•   Presides over meetings of the Board in the absence of the Chairman

•Prepares minutes from executive sessions of independent directors for any Board actions

Agenda	• Primary responsibility for shaping Board agendas, consulting with the Lead Independent Director	• Collaborates with Chairman to set Board agenda and provide the Board with information • Approves agenda and meeting schedules to be sent to the Board
Board Communications	• Communicates with all directors on key issues and concerns outside meetings of the Board
•   Facilitates discussion among independent directors on key issues and concerns outside meetings of the Board, including contributing to the oversight of the Chairman and management succession planning

Shareholder Communications	• Primary spokesperson for the Company in communications to shareholders	• Serves as liaison for shareholders who wish to communicate with the Board (such communications to be sent through the Corporate Secretary)
Board Role in Risk Oversight

The Board, together with its committees and senior management, has oversight of our risk management framework and is responsible for helping to ensure that our risks are managed in a sound manner. The Board's principal responsibility in this area is to oversee an enterprise-wide approach to risk management and ensure that sufficient resources, with appropriate technical and managerial skills, are provided throughout the Company to identify, assess and facilitate processes and practices to address material risks. We believe that the current leadership structure enhances the Board's ability to fulfill this oversight responsibility, as the Chairman, in his role as CEO, is able to focus the Board’s attention on the key risks we face.

In addition, the Board has delegated oversight of certain categories of risk to the Audit Committee, the Enterprise Risk Management (“ERM”) Committee, the Compensation Committee and the N&G Committee. The Audit Committee reviews and discusses with management significant financial and non-financial risk exposures and the steps management has taken to monitor, control and report such exposures. The ERM Committee oversees and assesses the adequacy of the Company’s risk management framework, monitors compliance with the Board-approved risk appetite measures and other key risk measures and oversees management of key risks not overseen by other committees of the Board, including legal, compliance and operational risks, information technology, information security and cybersecurity risks. The Compensation Committee oversees management of risks relating to the Company’s compensation plans and programs. The N&G Committee oversees management of risks relating to the Company’s nominating and corporate governance functions. The Audit Committee, the ERM Committee, the Compensation Committee and the N&G Committee report to the Board as appropriate on matters that involve specific areas of risk that each committee oversees, and with the Board, each committee periodically discusses with management the Company’s policies with respect to risk assessment and risk management. The board of directors of our primary subsidiary, HomeStreet Bank, also oversees certain risks specific to HomeStreet Bank, including credit, liquidity, interest rate and price risk, through various committees of the HomeStreet Bank board of directors, including joint audit, ERM, Compensation and N&G committees as well as credit and finance committees.

ESG Oversight

At the Board level, the N&G Committee’s purpose, duties and responsibilities include oversight of our human capital management and ESG programs, policies and practices. The N&G Committee’s oversight of our ESG programs, policies and practices includes oversight of any climate-related programs, policies and practices, unless delegated to another committee of the Board. The N&G Committee’s specific duties and responsibilities with respect to ESG include monitoring and evaluating the Company’s programs, policies and practices relating to ESG issues and making recommendations to the Board regarding the Company’s overall strategy with respect to ESG matters. In addition, we have established an ESG Management Steering Committee comprised of senior management members including the CEO. The purpose of the ESG Management Steering Committee is to assist the N&G Committee in fulfilling its oversight responsibilities with respect to ESG matters, which oversight responsibilities include oversight of climate-related matters, unless delegated to another committee of the Board. The Company published its inaugural ESG report to its website in April 2023 and we continue to examine the ESG topics that are most relevant to our business as we advance our ESG strategy.

Cybersecurity Risk Management

The Board oversees our cyber risk management program through the ERM Committee which is tasked with oversight of risk issues, including cybersecurity and information security risks, and is comprised entirely of independent directors. Our Chief Information and Operations Officer and Chief Information Security Officer, who oversee our information security program and our vendor management program, have led the way to develop programs and policies designed to address and respond to security incidents and cyberattacks in order to protect and preserve the confidentiality, integrity and availability of information owned by, controlled by or in possession of the Company and our vendors, including the Company's proprietary, sensitive and confidential information and the information of its customers, employees and affiliates. These programs and policies are reviewed and updated on a regular basis, and the implementation of such programs and policies is overseen by those officers along with our Information Security Program Office. Additional information about our cybersecurity program can be found in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 6, 2024.

Employee Compensation Risk Management

The management of the Company and the Compensation Committee have assessed the risks associated with our compensation policies and practices for all employees, including non-executive officers. Based on the results of this assessment, we do not believe that its compensation policies and practices for any employees, including non- executive officers, create excessive risks or risks that are reasonably likely to have a material adverse effect on the Company.

Board Meetings and Committees

During the year ended December 31, 2023, the Board held 19 meetings. Each of our directors attended or participated in 75% or more of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which that director served during the past fiscal year.

The Board has five standing committees: an Executive Committee, an Audit Committee, an ERM Committee, a Compensation Committee and a Nominating & Governance Committee.

Committee Memberships of Directors of HomeStreet, Inc.

The following table indicates the current membership of each committee.

Director	Executive Committee	Audit Committee	Nominating and Governance Committee	Compensation Committee	ERM Committee

Mark K. Mason, Chairman	Chair
Scott M. Boggs	✓	✓			✓
Sandra A. Cavanaugh	✓	✓	✓	Chair	✓
Jeffrey D. Green		Chair	✓
Joanne R. Harrell			Chair	✓	✓
James R. Mitchell, Jr.		✓	✓	✓
Nancy D. Pellegrino			✓	✓	Chair
S. Craig Tompkins			✓	✓	✓

Executive Committee

The Executive Committee of the Board is composed of at least three members of the Board, a majority of whom are required to be and are independent directors as determined by the Board. The Chairman of the Board serves as the Chair of the Executive Committee. The Executive Committee is delegated authority to act on behalf of the Board on certain matters that are not otherwise delegated to another committee of the Board in between regularly scheduled Board meetings. The Executive Committee is not authorized to take any action that cannot be delegated by the Board under Washington law and is also expressly not authorized to adopt any agreement for merger or consolidation, recommend to shareholders the sale, lease or exchange of all or substantially all of the Company's assets, recommend a dissolution of the Company (or the revocation of a dissolution) to the shareholders, amend the Bylaws, elect officers, fill vacancies on the Board, declare a dividend, or authorize the issuance of stock (other than pursuant to specific delegation from the Board where the Board has already approved the issuance and the Executive Committee is approving certain details of the issuance), all of which are expressly reserved to the full Board. The Executive Committee did not meet during the year ended December 31, 2023.

Audit Committee

Our Audit Committee is composed solely of independent directors as required by Nasdaq corporate governance standards, and each member of the Audit Committee meets the independence requirements set forth in all applicable Nasdaq corporate governance standards, including independence requirements for audit committee members, and Rule 10A-3 under the Exchange Act. The Board has determined that both Mr. Boggs and Mr. Green are qualified as an “audit committee financial expert.”

Our Board has adopted a written Audit Committee charter that meets the requirements of the applicable Exchange Act rules and the applicable Nasdaq corporate governance standards. A copy of this charter can be found on our investor relations website: http://ir.homestreet.com. Among other things, the Audit Committee charter requires the Audit Committee to:

•oversee the financial reporting process on behalf of the Board, review and discuss the audited financial statements, including significant financial reporting judgments, with management and the Company’s auditors and report the results of its activities to the Board;

•be responsible for the appointment, retention, compensation, oversight, evaluation and termination of our auditors and review the engagement and independence of our auditors;

•review and approve non-audit services of our independent registered public accounting firm;

•review the adequacy of our internal accounting controls and financial reporting processes;

•approve and monitor our internal audit plans and policies;

•annually review the performance compensation and independence of our Chief Audit Officer; and

•annually evaluate the performance of the Audit Committee and assess the adequacy of the Audit Committee charter.

The Audit Committee meets jointly with the Audit Committee of HomeStreet Bank. The Audit Committee held eight meetings during the year ended December 31, 2023.

Audit Committee Report

As more fully described in the Audit Committee Charter, the Audit Committee, which consists solely of directors who satisfy applicable independence requirements of Nasdaq and SEC rules, is responsible for overseeing the integrity of the Company’s financial reporting process, financial statements and internal accounting controls.

The Audit Committee is also directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm to perform quarterly reviews and an annual audit of the Company’s financial statements. Crowe LLP served as the Company’s independent registered public accounting firm for 2023 and conducted an audit of the Company’s consolidated financial statements for fiscal year 2023.

In fulfilling its responsibilities, the Audit Committee has:

•Reviewed and discussed the adequacy and effectiveness of the Company’s internal controls over financial reporting with management and Crowe;
•Reviewed and discussed the Company’s critical accounting policies, practices, and estimates with management and Crowe;
•Reviewed and discussed the Company’s audited financial statements with management and Crowe;
•Discussed with Crowe matters required by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC;
•Received and reviewed the written disclosures and the letter from Crowe required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with Crowe the independent accountant’s independence; and
•Received and reviewed written communications from Crowe regarding their internal quality control procedures including the results of internal and peer reviews and PCAOB inspections.

Based on its review and discussions, the Audit Committee recommended to the full Board that the audited consolidated financial statements for the year ended December 31, 2023 be included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC.

Submitted by the Audit Committee of the Board of Directors of HomeStreet, Inc.

Jeffrey D. Green, Chair
Scott M. Boggs
Sandra A. Cavanaugh
James R. Mitchell, Jr.

Enterprise Risk Management Committee

The membership of the ERM Committee is limited to persons who meet the independence standards established by Nasdaq corporate governance rules and is currently comprised solely of independent directors as defined by such rules. The ERM Committee of the Company meets jointly with the ERM Committee of HomeStreet Bank, and together they oversee and assess the adequacy of the Company’s tolerance and management of key enterprise-wide risks, including credit, interest rate, liquidity, price, operational, compliance/legal, strategic and reputational risks. The ERM Committee is also responsible for monitoring the Company’s risk profile and exposure to various types of risks, including cybersecurity and information security risks, as well as reviewing management’s adherence to the Company’s established risk management policies and benchmarks. As with other committees of the Company, the ERM Committee is authorized to hire such independent experts as the committee may deem necessary or appropriate, and at present engages a cybersecurity and information security legal expert to help with oversight and assessment of the Company’s risks in those areas. The ERM Committee is required to meet at least quarterly.

Our Board has adopted a written charter for the ERM Committee. A copy of this charter can be found on the Company's investor relations website: http://ir.homestreet.com. Among other things, this charter requires the ERM Committee to:

•define, in conjunction with the Board and management, the Company’s risk appetite and tolerances for risk for the Company;

•annually review and approve the Company’s enterprise risk assessments as a component of the Company’s strategic plan, including the capital plan;

•monitor the Company’s risk profile and ongoing and potential exposure to material risks of various types, including a review of the Company’s overall capital adequacy and capacity within the context of the approved risk limits and actual results;

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

•monitor the implementation of any corrective measures;

•review and approve the Company’s Compliance Management System, Fair Lending Policy and other compliance policies as deemed necessary;

•approve the initial appointment of the Chief Compliance Officer and Fair Lending Officer and ratify/affirm such appointment annually;

•monitor the implementation of changes in significant regulation and the impact upon significant risk(s) throughout the Company;

•oversee information technology, and corporate security and physical security practices, including:

•reviewing reports from management on technology and security risks; and

•appointing the Security Officer and Chief Information Security Officer;

•review and approve, at least annually, risk related policies; and

•review the performance, compensation and independence of the Chief Risk Officer.

The ERM Committee held four meetings during the year ended December 31, 2023.

Compensation Committee

Our Compensation Committee is composed solely of independent directors under Nasdaq corporate governance rules, each of whom has also been determined to be independent pursuant to Rule 10C-1(b)(1) of the Exchange Act describing independence standards relating to members of a compensation committee. Although the Compensation Committee receives input from our CEO, executive leadership and the Compensation Committee’s independent compensation advisor, the Compensation Committee makes its own independent determinations regarding executive officer compensation.

Our Board has adopted a written charter for the Compensation Committee that satisfies the applicable standards of Nasdaq Corporate Governance rules as to compensation committee requirements. A copy of this charter can be found on our investor relations website: http://ir.homestreet.com. Among other things, this charter requires the Compensation Committee to:

•oversee the Company’s overall compensation structure, policies and programs, and assess whether the Company’s compensation structure establishes appropriate incentives for management and employees;

•review and approve the incentive plan arrangements as they are developed, added or modified for (1) the senior management team; (2) individual employees, including non- executive employees, whose activities may expose the Company to material amounts of risk; and (3) groups of associates who are subject to the same or similar incentive compensation arrangements and who, in the aggregate, may expose the Company to material amounts of risk, even if no individual associate is likely to expose the Company to material risk;

•review the Company’s incentive compensation arrangements to determine whether they encourage excessive risk taking, and review and discuss at least annually the relationship between risk and management policies and practices and compensation, and evaluate compensation policies and practices that could mitigate such risk;

•approve, amend or modify the terms of any compensation or benefit plan that does not require shareholder approval;

•review and approve the corporate goals and objectives relevant to the compensation of the CEO, evaluate the CEO’s performance in light of those goals and objectives, and recommend to the independent directors the CEO’s compensation level based on this evaluation;

•oversee, review and approve the evaluation of other executive officers, including the performance of executive officers in light of approved goals and objectives, and set the compensation of the other executive officers based on this evaluation review;

•periodically review and approve the companies included in the compensation peer group (the “Peer Group”) based on criteria the Compensation Committee deems appropriate;

•review and approve the design of other benefit plans subject to the Board's approval pertaining to executive officers and employees;

•review the compensation of directors for service on the Board and its committees at least annually and recommend changes in compensation to the Board;

•make recommendations to the Board with respect to the Company’s incentive-compensation and equity-based compensation plans that are subject to the approval of the Board;

•approve stock option and other stock incentive awards for executive officers;

•monitor compliance by executive officers and directors with the Company’s stock ownership guidelines requirements, if any;

•review, approve and recommend to the Board, employment agreements and severance arrangements for executive officers, including change-in- control provisions, plans or agreements, which includes the ability to adapt, amend and terminate such agreements or arrangements;

•to the extent applicable, review and discuss with management the Company’s Compensation Discussion and Analysis and related disclosures, recommend to the Board based on the review and discussions whether the Compensation Discussion and Analysis should be included in the annual report and proxy statement, and prepare the compensation committee report required by SEC rules for inclusion in the Company's annual report and proxy statement; and

•review succession plans relating to positions held by Executive Vice Presidents and make recommendations to the Board regarding the selection of individuals to fill these positions.

The Compensation Committee meets jointly with the Compensation Committee of HomeStreet Bank. The Compensation Committee held ten meetings during the year ended December 31, 2023.

Interaction with Consultants

Pursuant to its charter, the Compensation Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant, legal counsel or other advisors. The Compensation Committee sets the compensation and oversees the work of any compensation consultant, legal counsel or other advisors. The Company is required to provide appropriate funding, as determined by the Compensation Committee for payment of compensation to its compensation consultants, legal counsel and any other advisors.

The Compensation Committee has retained Pearl Meyer & Partners (“Pearl Meyer”) as its independent executive compensation consultant. None of the Company’s management participated in the Compensation Committee’s decision to retain Pearl Meyer. Pearl Meyer reports directly to the Compensation Committee and the Compensation Committee may replace Pearl Meyer or hire additional consultants at any time. Pearl Meyer attends meetings of the Compensation Committee, as requested, and communicates with the Chair of the Compensation Committee between meetings; however, the Compensation Committee makes all decisions regarding the compensation of the Company’s executive officers.

Pearl Meyer provides various executive compensation services to the Compensation Committee with respect to our executive officers and other key employees pursuant to a written consulting agreement with the Compensation Committee. The services Pearl Meyer provides under the agreement include advising the Compensation Committee on the principal aspects of our executive compensation program, evolving best practices given the Company’s particular circumstances, and providing market information and analysis regarding the competitiveness of our program design and our award values in relationship to its performance.

The Compensation Committee regularly reviews the services provided by its outside consultants and believes that Pearl Meyer is independent in providing executive compensation consulting services. The Compensation Committee periodically monitors the Company’s relationship with Pearl Meyer with regard to, among other things, the requirements of Nasdaq rules related to the selection and assessment of conflicts of interest pertaining to compensation consultants and determined that Pearl Meyer’s work for the Compensation Committee did not raise any conflicts of interest.

Nominating and Governance Committee

The N&G Committee has the authority to establish and implement our corporate governance practices, nominate individuals for election to the Board, evaluate and oversee issues related to management of human capital resources, among other things. Beginning in 2021, the N&G Committee receives reports from the Company’s Community Relations and Diversity Equity & Inclusion Officer at least two times a year to increase oversight of and involvement in the management of our human capital resources.

Our Board has adopted a written charter for the N&G Committee that satisfies the applicable standards of Nasdaq Corporate Governance rules as to nominating committee requirements. A copy of this charter can be found on our investor relations website: http://ir.homestreet.com. Among other things, this charter requires the N&G Committee to:

•develop and recommend to the Board criteria for identifying and evaluating director candidates;
•identify, review the qualifications of, and recruit candidates for election to the Board;

•assess the contributions and independence of incumbent directors in determining whether to recommend them for reelection to the Board and appointment to one or more committees of the Board;

•periodically review the procedures for the consideration of Board candidates recommended for the N&G Committee’s consideration by the Company’s shareholders contained in the Company’s Shareholder Engagement Procedures and Practices and recommend any changes to such procedures to the Board;

•recommend to the Board the Company’s candidates for election or reelection to the Board at each annual meeting of shareholders;

•recommend to the Board candidates to be elected by the Board as necessary to fill vacancies and newly created directorships;

•develop and recommend to the Board a set of corporate governance principles, and annually review and recommended changes as appropriate to such principles;

•review and recommend changes as appropriate to the Board in the Code of Ethics, and biannually review this code;

•make recommendations to the Board concerning the structure, composition and functioning of the Board and its committees;

•recommend to the Board candidates for appointment to Board committees and consider periodically rotating directors among the committees;

•review and recommend to the Board retirement and other tenure policies for directors;

•review directorships in other public companies held by or offered to directors and senior officers of the Company;

•review and assess the channels through which the Board receives information, and the quality and timeliness of the information received;

•develop and oversee an orientation program for new directors and a continuing education program for all directors and review and revise such programs as appropriate;

•oversee the evaluation of the Board and its committees;

•monitor and evaluate the Company’s programs, policies and practices and relevant risks and opportunities relating to ESG issues and related disclosures, and make recommendations to the Board regarding the Company’s overall strategy with respect to ESG matters;

•oversee our engagement with proxy advisory firms and other stakeholders on ESG matters and review shareholder proposals submitted to the Company that are within the purview of the N&G Committee; and

•review with management the Company’s practices, policies and strategies relating to human capital management, including but not limited to practices, policies and strategies regarding recruiting, talent development and retention, culture, diversity, equity and inclusion and human health and safety.

The N&G Committee charter allows the committee to delegate its duties and responsibilities related to nomination and corporate governance to a subcommittee of the N&G Committee that consists of not less than two members of the N&G Committee.

The N&G Committee held six meetings during the year ended December 31, 2023.

Process for Recommending Candidates for Election to the Board of Directors

The N&G Committee is responsible for, among other things, determining the criteria for membership to the Board and recommending candidates for election to the Board. It is the policy of the N&G Committee to consider recommendations for candidates to the Board from shareholders. Nominees for our Board must also meet any approval requirements set forth by our regulators.

The N&G Committee regularly reviews the current composition and size of the Board. The N&G Committee’s criteria and process for evaluating and identifying the candidates that it recommends to the full Board for selection as director nominees are as follows:

•In its evaluation of director candidates, including the members of the Board eligible for re-election, the N&G Committee seeks to achieve a balance of knowledge, experience and capability on the Board and considers (1) the current size and composition of the Board and the needs of the Board and the respective committees of the Board, (2) such factors as issues of character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments and the like, and (3) such other factors as the N&G Committee may consider appropriate.

•In addition to the criteria listed above, the Board and the N&G Committee have made our commitment to diversity on the Board a priority. Our Principles of Corporate Governance include a mandate that the N&G Committee actively seek to include highly qualified women and individuals from minority groups in the pool of candidates from which nominees for director positions are chosen, and in choosing between equally qualified candidates to give extra weight to the diversity of the candidates.

•While the N&G Committee and the Board have not established specific minimum qualifications for director candidates, the N&G Committee believes that candidates and nominees must reflect a Board that is comprised of directors who: (1) are predominantly independent, (2) are of high integrity, (3) have broad, business-related knowledge and experience at the policy-making level in business or technology, including their understanding of the Company’s business in particular, (4) have qualifications that will increase the overall effectiveness of the Board and (5) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to audit committee members. The N&G Committee evaluates all nominees appropriately submitted, regardless of source of recommendation, using the same rigorous evaluation process and criteria.

•With regard to candidates who are properly recommended by shareholders or by other means, the N&G Committee will review the qualifications of any such candidate, which review may, in the N&G Committee’s discretion, include interviewing references for the candidate, direct interviews with the candidate, requesting additional information to be shared with our regulators or other actions that the N&G Committee deems necessary or proper.

•In evaluating and identifying candidates, the N&G Committee has the authority to retain and terminate any third-party search firm that is used to identify director candidates and has the authority to approve the fees and retention terms of any search firm.

•The N&G Committee will apply these same principles when evaluating Board candidates who may be elected initially by the full Board to fill vacancies or add additional directors prior to the annual meeting of shareholders at which directors are elected.

•After completing its review and evaluation of director candidates, the N&G Committee recommends the director nominees to the full Board.

Attendance at Annual Meetings of Shareholders by the Board of Directors

Our Principles of Corporate Governance provide that, absent unusual circumstances, our directors are expected to attend our shareholder meeting. All eight of our directors then serving on our Board virtually attended the Company’s 2023 annual meeting of shareholders.

Insider Trading Policy and Rule 10b5-1 Trading Plans

The Company has adopted an Insider Trading Policy applicable to our directors, officers, employees and consultants. our Insider Trading Policy prohibits, among other things, short-term trading, short sales, transactions involving derivative securities relating to our common stock and hedging transactions. Under our Insider Trading Policy, directors, officers, employees and consultants are prohibited from trading in the Company's stock when in possession of material nonpublic information about the Company. Furthermore, our Insider Trading Policy includes guidelines regarding the use of Rule 10b5-1 trading plans which require them to be compliant with Rule 10b5-1, as amended.

Contacting the Board of Directors

Our Board has adopted the HomeStreet, Inc. Shareholder Engagement Practices and Procedures, a copy of which can be found on our investor relations website: http://ir.homestreet.com. Shareholders who desire to contact our non-employee directors may do so by writing our Corporate Secretary at HomeStreet, Inc., 601 Union Street, Suite 2000, Seattle, Washington 98101 or by sending an email to corporatesecretary@homestreet.com.

Shareholders can also communicate with independent directors as a group through our investor relations website at http://ir.homestreet.com; by email at ir@homestreet.com; or by mail to the attention of the Independent Directors c/o the Corporate Secretary at HomeStreet, Inc., 601 Union Street, Suite 2000, Seattle, Washington 98101. Any communications so received will be collected and organized by the Corporate Secretary and will periodically, but in any event prior to each regularly scheduled Board meeting, be reported and/or delivered to the independent directors.

Our Corporate Secretary receives these communications unfiltered by the Company forwards communications to the Board, individual directors or the appropriate committee of the Board and facilitates an appropriate response. The Board will generally respond, or cause the Company to respond, in writing to bona fide communications from shareholders addressed to one or more directors. The Corporate Secretary will not forward spam, junk mail, mass mailings, customer complaints or inquiries, job inquiries, surveys, business solicitations or advertisements, or patently offensive or otherwise inappropriate materials to the Board or any directors. Correspondence relating to certain of these matters such as customer issues may be distributed internally for review and possible response.

Please note that requests for investor relations materials should be sent to ir@homestreet.com.

Director Compensation

Non-Employee Director Compensation

All directors of the Company also serve as directors of HomeStreet Bank. We believe that our overall non-employee director compensation program is reasonable and appropriate based on our review of peer group financial institution data and the data provided by Pearl Meyer, the Compensation Committee’s independent external compensation consultant.

For the first half of 2023, our non-employee directors were paid an annual retainer of $90,000 ($45,000 for the six-month period), with a minimum of 50% of that fee being paid in fully vested stock (subject to any individual director’s election to receive more of the fees in fully vested stock, up to 100% of all fees). Committee chairs of the Compensation Committee, N&G Committee, Audit Committee and ERM Committee earned an additional $15,000 annual retainer ($7,500 for the six-month period). Chairs of HomeStreet Bank’s Finance Committee and Credit Committee earned an additional $10,000 annual retainer ($5,000 for the six-month period). The Lead Independent Director received an additional annual retainer of $30,000 ($15,000 for the six-month period). Each non-employee director also earned a fee of $500 per committee meeting attended for all committees (or $250 in the case of short, telephonic meetings) other than the Executive Committee. Members of the Executive Committee were paid an additional annual retainer of $10,000 ($5,000 for the six-month period) for their service on that committee in lieu of per-meeting fees.

For the second half of 2023, the Company’s non-employee directors were paid an annual retainer of $130,000, with $60,000 in cash and $70,000 in stock ($65,000 for the six- month period, with $30,000 in cash and $35,000 in stock). Committee chairs of the Compensation Committee, N&G Committee and ERM Committee earned an additional $15,000 annual retainer ($7,500 for the six-month period). The Audit Committee chair earned an additional $20,00 annual retainer ($10,000 for the six-month period). Chairs of HomeStreet Bank’s Finance Committee and Credit Committee earned an additional $10,000 annual retainer ($5,000 for the six-month period). The Lead Independent Director received an additional annual retainer of $30,000 ($15,000 for the six-month period). Members of the Executive Committee were paid an additional annual retainer of $10,000 ($5,000 for the six-month period). No per meeting fees were paid for the second half of 2023.

For the first half of 2023, annual retainer fees were paid one-half in cash and one-half in fully vested stock, subject to any individual director’s election to receive more than 50% of such fees in stock. Meeting fees were paid in cash, subject to any individual director’s election to receive any portion of such fees in fully vested stock. For the second half of 2023, the additional retainer fees were paid one-half in cash and one-half in fully vested stock.

All fees are paid on a quarterly basis, and fees that are paid in fully vested stock or deferred stock awards were granted under the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”). The number of shares or deferred stock awards granted in 2023 was determined based on dividing the amount of fees to be paid by the average price of our common stock over the prior 20 trading days. We believe this approach reduces volatility in award levels based on daily stock price fluctuations.

Directors are able to elect to receive some or all of their stock compensation in the form of fully vested deferred stock awards that are settled upon the termination of their service on the Board or at another future date of the director’s choosing. None of the directors made such an election for 2023 fees.

Following the expiration of the 2014 Plan on March 12, 2024, all annual retainer fees will be paid to directors in cash and the directors will no longer be able to elect to receive any portion of such fees in stock.

Director Stock Ownership Guidelines

Our Principles of Corporate Governance contain stock ownership guidelines pursuant to which each non-executive director is expected to own shares of the Company's common stock totaling at least three (3) times the annual retainer fee, valued at the closing price of the common stock on the date of acquisition, (the “Minimum Ownership Level”) at all times from and after the third anniversary of such director’s appointment or election to the Board until the end of such director’s service to the Company as a director. Directors are not required to acquire additional stock to increase their holdings to the Minimum Ownership Level in the event of a decline in the stock value. However, if a sale or other transfer from a director’s account results in the director owning less than the Minimum Ownership Level in shares of the Company's common stock, the director is then required to re-establish his or her Minimum Ownership Level. Stock received by non-executive directors as part of their director compensation may be counted toward the accumulation of the Minimum Ownership Level. As of April 2, 2024, all directors who have been on the Board for three years or more are in compliance with our stock ownership guidelines, measured based on the annual retainer fee paid to directors in 2023.

Compensation for Employee Directors

Employee directors do not receive compensation for serving on our Board. Accordingly, Mark K. Mason, who serves as Chairman and is an executive of the Company, is not paid any additional retainer or compensation for his services as a director and Chairman.

2023 Director Compensation Table

The following table shows the compensation earned by our non-employee directors for 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	Total ($)

Scott M. Boggs	68,285	65,483	133,768
Sandra A. Cavanaugh	72,866	70,553	143,419
Jeffrey A. Green	69,516	66,237	135,753
Joanne R. Harrell (1)	40,775	91,227	132,002
James R. Mitchell, Jr	78,056	74,511	152,567
Mark R. Patterson (4)	33,140	27,882	61,022
Nancy D. Pellegrino	65,948	63,637	129,585
S. Craig Tompkins (5)	35,591	39,558	75,149

(1)Ms. Harrell elected to receive $26,000 of her cash fees in fully vested stock grant.
(2)The amounts shown represent the aggregate grant date fair value for the stock awards granted in fiscal 2023.
(3)Stock awards granted to non-employee directors in fiscal 2023 consist of shares of common stock granted quarterly to our non-employee directors as part of their individual annual retainer.
(4)Retired from his service as a director in May 2023.
(5)Joined the Board in May 2023.

Other Matters

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC reports of ownership regarding the common stock and other Company equity securities. In January 2024, each of the following had one Form 4 that was not timely filed: John Michel (vesting of RSUs and one transaction relating to an RSU award), Diane Novak, David Parr, Paulette Lemon and Darrell Van Amen (vesting of restricted stock and share withholding for payment of taxes relating to RSU vesting and one transaction relating to an RSU award), in each case due to third party system difficulties.

Executive Officers

For information on our executive officers, see “Information About Our Executive Officers” in Part I, Item 1. Business in the Original Form 10-K.

ITEM 11

EXECUTIVE COMPENSATION

2023 EXECUTIVE COMPENSATION PROGRAM

Base Salary

Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain executive leadership talent. In making base salary decisions, the Compensation Committee considers the CEO’s recommendations, as well as each NEO’s position and level of responsibility within the Company. The Compensation Committee also takes into account factors such as the NEO’s individual performance, experience, contributions and length of service, and relevant market data. The Compensation Committee determined the appropriate annual base salary rate, effective March 2023, for each NEO as follows:

NEO	2023 Base Salary ($)	2022 Base Salary ($)	% Adjustment (1)

Mark K. Mason	830,180	798,252	4.0%
John M. Michel	475,150	456,820	4.0%
William D. Endresen	417,768	401,700	4.0%

(1)    The Company took a stratified approach to merit increases for all employees in 2023. This approach was based, in part, on actions taken by competitors in our markets and in part based on responses to inflationary pressures. The stratification provided merit increase opportunities based on annualized base pay levels, with merit increase opportunities ranging from 4% for senior roles to 8% for entry level roles. All NEOs received a 4% adjustment, the minimum level of adjustment.

Annual Cash Incentives

All of our NEOs are eligible to receive incentive awards, which are intended to focus executives on short-term financial and strategic goals that are designed to contribute to long-term value.

Mr. Mason and Mr. Michel, the non-commissioned NEOs, are eligible to participate in the Annual Incentive Plan, which provides an opportunity to receive an annual incentive award that is contingent on achieving pre-defined annual corporate objectives, as well as individual goals which target their respective areas of responsibility. Mr. Endresen is eligible for annual incentive awards under a separate arrangement, which provides for incentive payout opportunities based on business unit performance results.

Annual Incentive Plan Awards

The Annual Incentive Plan provided the non-commissioned NEOs with the opportunity to earn a performance-based annual cash incentive award. Actual bonus payouts depend on the achievement of pre-established performance objectives and can range from 0% to 150% of target award amounts.

Target annual incentive opportunities are expressed as a percentage of base salary and were established by the Compensation Committee for 2023 based on the NEO’s level of responsibility and his ability to impact overall results. The Compensation Committee also considers comparable market data in setting target award amounts. The 2023 target award opportunities in terms of percentage of salary for the non-commissioned NEOs were as follows:

Non-Commissioned NEO	Target Opportunity as % of Base Salary

Mark K. Mason	75%
John M. Michel	60%

Actual awards for the CEO are assessed by the Compensation Committee based on performance against corporate financial goals and individual performance. Actual awards for the other non-commissioned NEO, Mr. Michel, are based on the achievement of corporate or business unit financial goals and individual performance objectives as assessed and recommended by the CEO and approved by the Compensation Committee. For 2023, the Compensation Committee established the following balance between corporate and individual goals:

Non-Commissioned NEO	Corporate Goals Weight	Individual Goals Weight

Mark K. Mason	80%	20%
John M. Michel	80%	20%

Corporate Performance Goals, Metrics and Results

In 2023, corporate performance measured against the Company’s 2023 strategic plan was the basis for awards. The target level, thresholds and maximums were established by the Board based on the 2023 strategic plan. Any performance results below the threshold would result in no payout. Performance results between threshold and target and between target and maximum would be calculated on a straight-line interpolation basis.

Below are the performance measures used for 2023:

◦Core ROAA: Defined as net income, adjusted to exclude any non-core items such as goodwill impairment charges and merger expenses.

◦Core ROATE: Defined as net income, excluding any amortization of intangible assets and adjusted to exclude any non-core items such as goodwill impairment charges and merger expenses, as a percentage of total average tangible equity, which is average equity less average intangible assets.

◦Efficiency Ratio: Defined as noninterest expenses, adjusted to exclude any nonrecurring or unusual items, as a percentage of the total of net interest income and noninterest income, adjusted to exclude any nonrecurring or unusual items. In 2023, a goodwill impairment charge and merger expenses were excluded as nonrecurring items. A lower ratio is a more positive result.

◦Nonperforming Assets (“NPAs”) to Total Assets: Defined as nonperforming loans plus other real estate owned divided by total assets. This is considered a key measure of the quality of HomeStreet Bank’s loan portfolio. Credit risk management remains a major focus of HomeStreet Bank. A lower ratio is a more positive result.

◦Core Deposit Balances: Core deposits for these purposes is defined as total deposits less certificates of deposit. Core deposits are the most beneficial source of funding due to their relatively low cost and tendency to be more stable. Growth is calculated as the change from the average core deposits for the fourth quarter of the current year as compared average core deposits for the fourth quarter of the prior year. Any deposits added through mergers or acquisitions are excluded from the computation and any deposits sold are removed from this computation.

A Core ROATE of 11% or higher is required to receive a combined award in excess of 100% of target opportunity.

The following table provides the 25th (Threshold), 50th (Target) and 75th (Maximum) percentiles of the performance measures for the set by the Board, our results, the weighting of each performance measure and the computed award for 2023:

	Target Performance			Company Results	Excess (Shortfall) To Target	Weighting	Computed Award
Performance Measure	25th Percentile Threshold	50th Percentile Target	75th Percentile Maximum

Core ROAA (1)	0.28%	0.37%	0.74%	0.09%	(0.28)%	20%	—%
Core ROATE (1)	5.40%	7.20%	14.40%	2.0%	(5.20)%	30%	—%
Efficiency Ratio (1)	92.10%	80.10%	68.10%	95.60%	(15.50)%	20%	—%
NPAs to Total assets	0.36%	0.18%	0.14%	0.45%	(0.27)%	20%	—%
Core Deposit Balances (average)	$3,617,000	$4,019,000	$4,421,000	$3,345,500	(16.76)%	10%	—%
Total							—%
(1)For core ROAA, core ROATE and efficiency ratio, see Appendix A at the end of this 2023 Executive Compensation Program section for reconciliations of these non-GAAP results of operations to the nearest comparable GAAP measures.

The Compensation Committee has the discretion to reduce or increase the payouts to the extent it determines appropriate to reflect the business environment and market conditions that may affect the Company’s financial and stock price performance. No such discretion was exercised by the Compensation Committee for payouts earned in 2023.

Individual Performance Goals

Individual performance goals are established at the beginning of each plan year. An NEO’s individual goals may relate to responsibilities, projects and initiatives specific to the executive’s business or function that are not covered in the corporate performance measurements.

To assess individual performance against the goals, the Compensation Committee selected qualitative goals for the CEO tied to key strategic initiatives that are aligned with the Company’s 2023 – 2025 Strategic Plan as approved by the Board, as well as his responsibility in the areas of profitability, diversification, business growth and credit quality as such areas correlate to the 2023 – 2025 Strategic Plan. Similarly, the CEO recommended qualitative goals for Mr. Michel based on the specific department and business goals that support the Company’s 2023 – 2025 Strategic Plan, which were adopted by the Compensation Committee.

Mr. Mason, Chairman, President, Chief Executive Officer
Strategic Qualitative Objective	Key Results

Strategic leadership
Led executive management team and Board through important strategic transactions including the strategic alternatives process that resulted in the announced merger of the Company and FirstSun Capital Bancorp ("FirstSun") which has been strongly accepted by shareholders with HMST stock rising approximately 50% within days after the announcement; and closing and integration of three branches acquired from Union Bank which resulted in $271 million of low cost deposits at December 31, 2023.

Effective Leadership & Corporate Governance
Continued to provide effective leadership through the adverse impacts of increasing interest rates on profitability. Maintained effective communication with staff, the Board, customers and investors. Onboarded a new member to the Board in May 2023. Under the CEO’s leadership, we published an inaugural ESG report in the second quarter of 2023. which presents in a public facing way, the principal elements of our ESG program based on the ESG priorities as we have determined are most relevant to our company.

Cost Efficiency	As a result of the progress made in recent years, we entered 2023 with a strong foundation for efficient operations. In fact, total full time equivalent employees declined in 2023 from the prior year. Excluding non-core items, non-interest expenses as a percentage of total average assets decreased form 2.45% in 2022 to 2.12% in 2023.
Continuation of Core Business Focused on Profitable Growth	Interest rate driven challenges drove our inability to maintain or improve our overall profitability, particularly in our Commercial Real Estate and Single Family Lending businesses. Executive succession planning remained strong and effective while our risk management infrastructure remained sound with no material losses, credit or otherwise. We did not experience any loss of leadership in the company this year.

Audits and Compliance	No material findings from external or internal audits, and all specific internal goals related to audit and compliance were achieved in 2023.

Mr. Michel, Executive Vice President, Chief Financial Officer

Strategic Qualitative Objective	Key Results

Strategic activities	Assisted in analysis of strategic options which resulted in the announced merger of the Company and FirstSun, including supporting negotiation and execution of merger agreement.
Improve the efficiency and effectiveness of the finance, treasury and accounting functions	Coordinated successful change to new external auditors resulting in lower fees. Oversaw successful implementation of new accounting system for investment securities. Reduced or maintained staffing levels in each of the departments reporting to me and managed non-interest expense levels within budget.
Assist managing the Company’s capital management strategy.	Assisted in completion of purchase of three southern California deposit branches. Coordinated merger of HomeStreet Capital into HomeStreet Bank.
Maintain effective controls over financial reporting and accounting functions.	Did not receive any significant adverse findings or material adverse comments from financial, regulatory and internal audit examinations and audits.

2023 Annual Incentive Plan Results

Based on the corporate results and the evaluation of individual performance achievements described above, the Compensation Committee approved the following Annual Incentive Plan incentive award payouts:

Non-Commissioned NEO	Corporate Component (% of Target Achieved)	Individual Component (% of Target Achieved)	Overall Award (As a % of a Target Opportunity)	Actual Payout ($)

Mark K. Mason (1)	—%	150.0%	30.0%	185,410
John M. Michel (2)	—%	150.0%	30.0%	84,900

(1) Mr. Mason was awarded 150% of target for his individual performance given his leadership through the strategic alternatives process that resulted in the announced merger of the Company and FirstSun and the integration of three branches acquired from Union Bank and his effective leadership through the challenges the Company faced.
(2) Mr. Michel was awarded 150% of target for his individual performance given his support of the strategic alternatives process that resulted in the announced merger of the Company and FirstSun and the integration of three branches acquired from Union Bank and his actions supporting expense reductions and controls.

Mr. Endresen’s Incentive Plan Arrangement

Mr. Endresen is eligible for annual incentive awards under a separate arrangement, which provides for payout opportunities based on business unit performance results to incentivize him to generate profitable quality loans for HomeStreet Bank, which aligns with his role and responsibilities. The Company believes a commissioned program is consistent with competitor practices for similar positions and generally provides for a larger portion of his compensation to be at-risk.

Mr. Endresen’s incentive plan is comprised of two parts: a production incentive, which is paid out monthly and a profitability incentive, 50% of which is paid out quarterly with the remaining 50% paid in the following year. The production incentive is based on loan commitments originated by the Company’s commercial real estate (“CRE”) business unit, with a higher rate paid for Fannie Mae loan commitments. The profitability incentive is based on the income before tax of the CRE business unit, which includes corporate funding and overhead allocations. We are not disclosing the payout formula used due to confidentiality and competitive concerns. The profitability incentive payout is subject to a discount based on levels of classified loans in the CRE portfolio. This incentive discount is intended to encourage loan production consistent with the safety and soundness of HomeStreet Bank.

Performance Goals, Metrics and Results

The following table shows the performance measures and 2023 results for Mr. Endresen:

Performance Measures	Target	Results	Results (% of Target)

CRE Business Unit: Mr. Endresen
Profitability (1)	$85.0 million	$73.6 million	86.6%
Loan Production (2)	$644.9 million	$175.5 million	27.2%
(1) Profitability is a percentage of the pre-tax income (after determining allocation of consolidated company overhead expenses) of the related business units.
(2) Loan production is total dollar amount of loan commitments in the current year for the related business unit. For commercial real estate loan production payouts vary by certain channels.

2023 Award Payouts

Based on the performance results described above, the following incentive award was paid to Mr. Endresen:

	Target Payout ($)	Actual Payout
Commissioned NEO		($)	% of Target

William D. Endresen	816,363	608,221	74.5%

Long-Term Incentives

The Company’s long-term incentive compensation consists of a combination of RSUs and PSUs, which were granted under the 2014 Plan. The Company will no longer grant equity awards under the 2014 Plan, as the 2014 Plan expired pursuant to its terms on March 12, 2024.

2023 Target Long-Term Incentive Award Grants.

In 2023, the Company granted long-term incentive awards consisting of 50% PSUs and 50% RSUs, as approved by the Compensation Committee. The value of the equity awards determined by the Compensation Committee was based on a target value as a percentage of base salary. The Compensation Committee determined the target by reviewing Peer Group data and appropriate market data relevant to the banking industry and sets targets at levels intended to create a meaningful opportunity for reward predicated on increasing shareholder value. In addition to considering competitive market data, the Compensation Committee also considered the NEO’s performance history, experience, potential for future advancement and promotions, the CEO’s recommendations for awards other than his own, and the value of existing vested and unvested outstanding equity awards.

The table below shows the grant date fair value of long-term incentive awards granted in 2023 to each of the NEOs:

	RSUs		PSUs		Total
NEO	Value ($)	Shares (#)	Value ($)	Target Shares (#)	Value ($)	Target Shares (#)

Mark K. Mason	$409,508	14,848	$416,189	14,848	$825,697	29,696
John M. Michel	140,603	5,098	142,897	5,098	283,500	10,196
William D. Endresen	103,039	3,736	104,720	3,736	207,759	7,472

The PSUs are earned and vested based on achieving a specified company performance result and continued employment over the three-year performance period. In each case, the vesting of the award is also contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability prior to the date the Compensation Committee certifies the achievement of the performance goal for the relevant performance period.

The RSUs awarded annually as part of the long-term incentive plan vest incrementally in three equal installments on the first, second and third anniversaries from the grant date. In each case, the vesting of the award is contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability prior to the applicable vesting date.

A Closer Look at PSUs

PSUs are designed to focus the NEOs on long-term value creation for shareholders. PSUs are earned and vest at the end of a three-year performance period based on our total shareholder return (“TSR”) relative to a peer group.

TSR is calculated as the change in share price from January 1, of the beginning of the three-year period to December 31 at the end of the three-year period assuming that all dividends are reinvested in shares on the date paid. The PSU peer group consists of all companies included in the KRX at the end of the Performance Period (excluding the Company itself, if it happens to be a component company on that date). For results in between the 25th and 50th or 50th and 75th, there will be a straight-line interpolation calculation. Any achievement below the 25th percentile will result in 0% vesting.

	Threshold	Target	Maximum

Relative TSR performance	25th percentile	50th percentile	75th percentile
Payment as a % of target	50%	100%	150%

2021 – 2023 Performance Period Results and Payouts. For the 2021 – 2023 performance period, PSUs would have been earned based on the same design as the PSUs for the 2023 – 2025 Performance Period. The following chart shows the threshold, target and maximum metrics for the 2021 – 2023 PSUs and performance for this period.

	Threshold	Target	Maximum	Results

TSR Percentile Rank	25th percentile	50th percentile	75th percentile	zero percentile
Payout as a % of Target	50%	100%	150%	0%
No 2021 PSUs were earned based on the results for the three-year period ended December 31, 2023:

NEO	Target Share (#)	Award (#)

Mark K. Mason	11,595	—
John M. Michel	3,905	—
William D. Endresen	2,805	—

2023 EXECUTIVE COMPENSATION PROGRAM SECTION NON-GAAP FINANCIAL MEASURES

In this amendment, we use the following non-GAAP measures: (1) tangible common equity and tangible assets, as we believe this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios; and (2) an efficiency ratio, which is the ratio of noninterest expenses to the sum of net interest income and noninterest income, excluding certain items of income or expense and excluding taxes incurred and payable to the State of Washington as such taxes are not classified as income taxes and we believe including them in noninterest expenses impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income taxes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that the Company's investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. These non- GAAP financial measures also facilitate a comparison of the Company's performance to prior periods. The Board believes these measures are frequently used by securities analysts, investors and other parties in the evaluation of companies in our industry. These non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP. In the information below, the Company has provided reconciliations of, where applicable, the most comparable GAAP financial measures to the non-GAAP measures used in this Amendment No. 1, or the calculation of the non-GAAP financial measure.

Appendix A	As of or For the Year Ended
(in thousands, except share and per share data)	December 31, 2023	December 31, 2022

Core net income
Net income (loss)	$(27,508)
Adjustments (tax effected)
Merger related expenses	1,170
Goodwill impairment charge	34,622
Total	$8,284

Return on average assets - Core
Average assets	$9,469,170

Core net income	8,284
Ratio	0.09%

Return on average tangible equity
Average shareholders’ equity	$552,234
Less: Average goodwill and other intangibles	(25,695)
Average tangible equity	$526,539

Net income	$8,284
Adjustments (tax effected)
Amortization of core deposit intangibles	2,302
Tangible income applicable to shareholders	$10,586
Ratio	2.0%

Efficiency ratio
Noninterest expense
Total	$241,872	$205,419
Adjustments:
Merger related expenses	(1,500)	—
Goodwill impairment charge	(39,857)	—
State of Washington taxes	(994)	(2,311)
Adjusted total	$199,521	$203,108
Total revenues
Net interest income	$166,753	$233,307
Noninterest income	41,921	51,570
Gain on sale of branches	—	(4,270)
Adjusted total	$208,674	$280,607
Ratio	95.6%	72.4%

Cost efficiency
Adjusted total noninterest expense	$241,872	$205,419
Merger related expenses	(1,500)	—
Goodwill impairment charge	(39,857)	—
	$200,515	$205,419
Total Average Assets	$9,469,170	$8,396,078
As a percentage of total assets	2.12%	2.45%

OTHER PRACTICES, POLICIES AND GUIDELINES

Recoupment of Incentive Compensation

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

In June 2023, the SEC approved the Nasdaq’s proposed rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which require listed companies to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers and to satisfy related disclosure obligations. In November 2023, the Compensation Committee adopted the Compensation Recovery Policy, which applies to all executive vice presidents and above to reflect these new requirements. In addition to requiring the recovery of compensation in the event of a restatement, the Compensation Recovery Policy also allows the Compensation Committee to recover incentive-based compensation in the event of legal and compliance violations committed by covered persons.

Hedging Policy

Our Insider Trading Policy expressly bars hedging, derivative, or any other speculative transactions involving the Company’s stock by all directors, officers, employees and contractors of the Company, including its subsidiaries. Such prohibited transactions include hedging or derivative transactions, such as “cashless” collars, forward contracts, equity swaps or other similar or related transactions, or any short sale, “sale against the box,” or any equivalent transaction involving the Company’s stock. We also prohibit such persons from purchasing the Company's stock on margin (including in connection with exercising any of the Company's stock options). In addition, we prohibit our executive officers, directors, and employees from purchasing or selling the Company’s securities while in possession of material, non-public information, or otherwise using such information for their personal benefit and maintains a quarterly black-out window where applicable individuals may not trade. We may, in appropriate circumstances, permit transactions pursuant to a blind trust or a pre-arranged trading program that complies with Rule 10b5-1 to take place during periods in which the individual entering into the transaction may have material nonpublic information or during black-out periods.

Health and Welfare Benefits

All NEOs are provided with the same medical, dental, vision and life insurance programs as all other benefits-eligible employees of the Company on the same terms and conditions as applicable to these employees generally.

401(k) Savings Plan

All employees, including the NEOs, are eligible to make pre-tax contributions under the HomeStreet, Inc. 401(k) Plan (the “401(k) Plan”) and may be eligible to receive a discretionary matching contribution. An employer matching contribution may begin immediately after enrollment in the 401(k) Plan for employees who are at least 18 years of age and meet applicable service requirements. Currently, the Company matches 100% on the first 3% and 50% on the next 2% of deferrals (up to a maximum of 4%). This matching contribution is taxable when the employee withdraws the money unless the employee elects matching funds to be contributed on a post-tax basis.

Perquisites and Other Personal Benefits

The Company does not have a formal perquisite policy or provide any supplemental executive retirement plans, although the Compensation Committee periodically reviews perquisites for the NEOs. We provide the NEOs with benefits that we believe are reasonable and consistent with the overall compensation program and beneficial to the Company in attracting and retaining qualified executives. Among these benefits are health club memberships and parking.

Executive Employment Agreements and Change in Control Agreements

The Company uses employment agreements to attract and retain certain executives and the talent, skills, experience and expertise that they provide to the Company, with a goal of protecting and striking the right balance among such executives, the Company and the shareholders and providing necessary stability and skilled leadership for the Company.

The Company has entered into executive employment agreements with each of the NEOs, which provide for certain severance benefits in the event of a qualified termination with each of the NEOs. Mr. Mason’s employment agreement also provides for certain severance benefits in the event of a qualified termination in connection with a change in control event. In conjunction with and as part of their employment agreements, each of Messrs. Michel and Endresen have entered into an Executive Change in Control Agreement with the Company (“CIC Agreement”) which provides for certain severance benefits in the event of a qualified termination in connection with a change in control event. The table below summarizes the severance benefits for each NEO. Incentive amounts for severance purposes are determined as the greater of the executive’s then-current target performance incentive or the performance incentive the executive received in the prior year.

NEO	Involuntary Termination without Cause or Resignation for Good Reason	Termination without cause or for Good Reason in Connection with a Change in Control

Mark K. Mason	2x salary | 2x incentive	2.5x salary | 2.5x incentive
John M. Michel	2x salary | 2x incentive	2x salary | 2x incentive
William D. Endresen	2x salary | 2x incentive	2x salary | 2x incentive

In addition, Messrs. Mason, Michel and Endresen are each entitled to receive 18 months of continuing health insurance coverage for each such executive and with respect to Mr. Mason, his dependents, in the event of an involuntary termination without cause or resignation for good reason, regardless of whether a change in control occurs.

All employment agreements of the Company with its executive officers provide that in the event any payment or benefits to be provided to the executive under such employment agreement would constitute “parachute payments” within the meaning of Section 280G of the Code, the executive would be entitled to receive either (a) the full amount of such payment or benefit, taking into account the amount that would actually be received by the executive after application of all taxes and the excise tax imposed by Section 4999 of the Code, or (b) an amount reduced to the minimum extent necessary to avoid such payment or benefit being a “parachute payment”, depending on which alternative provided the executive the highest payment net of tax treatment. Executives would be responsible for any excise tax owing on any “parachute payments” paid under their employment agreements. None of our employment agreements with any executive or any other employee contains any provision to provide for a gross up of excise tax payments under any circumstances, including a change in control.

Mr. Mason’s employment agreement, effective January 25, 2018, provides for an annual base salary of not less than $700,000 and eligibility for an annual performance-based incentive bonus with a target award equal to 75% of his annual salary, provided that the Board or the Compensation Committee may set a lower or higher bonus amount based on individual and company performance and Peer Group data supplied by the Company’s outside compensation consultant. Mr. Mason’s target award was increased to 100% effective January 2021, decreased to 75% effective January 2023 and his base salary was increased to $855,088, effective March 2024. In the event of a termination without cause or termination by him for good reason (as those terms are defined in the agreement), Mr. Mason will receive the termination benefits described in the table above. On December 13, 2022, the term of Mr. Mason’s employment agreement was extended to December 31, 2025, with an automatic renewal for successive one-year terms absent notice from either party not to renew within 180 days before the end of the term.

Mr. Michel’s employment agreement, effective May 11, 2020, provides for an annual base salary of not less than $435,000 and eligibility for an annual performance- based incentive bonus with a target award equal to 60% of his annual salary, provided that the Board or the Compensation Committee may set a lower or higher bonus amount based on individual and company performance and Peer Group data supplied by the Company’s outside compensation consultant. Mr. Michel’s base salary was increased to $489,398, effective March 2024. In the event of a termination without cause or termination by him for good reason (as those terms are defined in the agreement), Mr. Michel will receive the termination benefits described in the table above. Effective August 4, 2022, the term of Mr. Michel’s employment agreement was extended to August 4, 2025, with an automatic renewal for successive one-year terms absent notice from either party not to renew within 180 days before the end of the term.

Mr. Endresen’s employment agreement, effective February 26, 2018, provides for an annual base salary of not less than $315,000 and a loan production commissioned based incentive plan. Mr. Endresen’s base salary was increased to $430,300 effective March 2024. On February 25, 2021, the Company entered into an amended and restated Executive Employment Agreement with Mr. Endresen, which amended and restated his prior agreement dated February 26, 2018. The material terms of his Executive Employment Agreement remain the same as they were under his prior agreement. On February 28, 2023, the term of Mr. Endresen’s Employment Agreement was extended to December 31, 2025, with an automatic renewal for successive one-year terms absent notice from either party not to renew within 180 days before the end of the term.

2023 SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding the compensation awarded to, earned by, or paid to our named executive officers during 2023 and 2022, to the extent required by SEC executive compensation disclosure rules.

Name and Principal Positions	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Plan Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)

Mark K. Mason	2023	824,040	825,697	185,410	28,962	1,864,109
Chairman, Chief Executive Officer, President	2022	793,780	794,978	204,490	26,289	1,819,537

John M. Michel	2023	471,625	283,500	84,900	64,862	904,887
EVP, Chief Financial Officer	2022	454,235	272,932	81,120	91,239	899,526

William D. Endresen	2023	414,678	207,759	608,221	27,278	1,257,936
EVP, Commercial Real Estate President	2022	399,450	200,033	1,157,472	25,279	1,782,234

(1) Amounts represent the aggregate grant date fair market value computed in accordance with FASB ASC Topic 718. See grant date fair     value table above for additional information regarding the issuance of these awards.
(2) Represents amounts earned for services rendered during the fiscal year, whether or not actually paid during such fiscal year under the Annual Incentive Plans.
(3) Includes (i) 401k matching contributions; (ii) other fringe benefits including health club memberships and parking; (iii) for Mr. Michel, housing and relocation benefits of $47,895 and $75,272 in 2023 and 2022, respectively.

Outstanding Equity Awards at 2023 Fiscal Year-End
		STOCK AWARDS
NEO	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)

Mark K. Mason	1/1/21	3,865	39,810	—	—
	1/1/22	5,140	52,942	—	—
	1/1/22	—	—	3,855	39,707
	1/1/23	14,848	152,934	—	—
	1/1/23	—	—	7,424	76,467

John M. Michel	1/1/21	1,302	13,411	—	—
	1/1/22	1,765	18,180	—	—
	1/1/22	—	—	1,324	13,637
	1/1/23	5,098	52,509	—	—
	1/1/23	—	—	2,549	26,255

William D. Endresen	1/1/21	935	9,631	—	—
	1/1/22	1,294	13,328	—	—
	1/1/22	—	—	970	9,991
	1/1/23	3,736	38,481	—	—
	1/1/23	—	—	1,868	19,240

(1) Amount shown reflects the number of RSUs that had not vested as of December 31, 2023. In each case, the vesting of RSUs is contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability on the applicable vesting date. In addition, such awards may vest in connection with a change in control in certain circumstances. For more information, please see “Long-Term Incentives” on page 25 of this Amendment No. 1, and “Potential Payments upon Termination or Change in Control” on page 31 of this Amendment No. 1
(2) Based on the December 31, 2023 closing market price of our shares of common stock on Nasdaq of $10.30 per share.
(3) Includes PSU awards granted in 2022 and 2023. Vesting of PSUs is based on achievement of a performance goal that was based on TSR. For PSUs granted in 2022, the performance period covers fiscal years 2022 – 2024. For PSUs granted in 2023, the performance period covers fiscal years 2023 – 2025. Excludes PSUs issued in 2021 that were forfeited as the performance metrics were not met. In each case, the vesting of the award is also contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability prior to the date the Compensation Committee certifies the achievement of performance goals for the relevant performance period. Pursuant to SEC rules, the amounts included in the table are based on the threshold award amounts given the Company’s current performance trends, which would result in a below target payout. In addition, such awards may vest in connection with a change in control in certain circumstances. For more information, please see “Long-Term Incentives” on page 25 of this Amendment No. 1, and “Potential Payments upon Termination or Change in Control” on page 31 of this Amendment No. 1.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Executive Employment Agreements and Change in Control Agreements

The Company has entered into executive employment agreements with each of the NEOs, which provide for certain severance benefits in the event of a qualified termination with each of the NEOs. Mr. Mason’s employment agreement also provides for certain severance benefits in the event of a qualified termination in connection with a change in control event. In conjunction with and as part of their employment agreements, each of Messrs. Michel and Endresen have entered into a CIC Agreement which provides for certain severance benefits in the event of a qualified termination in connection with a change in control event. Mr. Mason is also entitled to certain severance benefits pursuant to the employment agreement he has entered into with FirstSun and Sunflower Bank, FirstSun’s wholly-owned subsidiary in connection with his employment following the closing of the merger of the Company and FirstSun Capital Bancorp, which severance benefits will be described in the Company’s forthcoming proxy statement for the meeting of shareholders of the Company for 2024.

Severance Provisions

Our NEO employment agreements provide for payment of severance amounts based on the executive’s annual salary and Annual Incentive Plan award or, in the case of Mr. Endresen, commission-based incentive payments, of two times base salary and incentive payments. Each NEO’s employment agreement also provides for up to 18 months of continuing health insurance coverage for each such executive and with respect to Mr. Mason, his dependents, in the event his employment is terminated by the Company or the surviving entity without cause (or by him with good reason).

Change in Control Severance Provisions

The employment agreement that the Company had entered into with Mr. Mason and the CIC agreements with Messrs. Michel and Endresen also provide for certain severance benefits in the event (1) there is a change in control event (as defined in each executive’s agreement) and (2) the executive is either terminated by us or the successor company without cause (as defined in each executive’s agreement) or terminates his employment for good reason (as defined in each executive’s agreement) within 90 days prior to or 12 months following the change in control (as defined in each executive’s agreement). The employment agreements provide for payment of severance amounts based on the executive’s annual salary and Annual Incentive Plan award or, in the case of Mr. Endresen, commission-based incentive payments, of two times (2.5 times for Mr. Mason) base salary and incentive payments. The employment agreement for Mr. Mason and CIC Agreements for Messrs. Michel and Endresen with the Company also provide for up to 18 months of continuing health insurance coverage for each such executive and with respect to Mr. Mason, his dependents in the event his employment is terminated by the Company or the surviving entity without cause (or by him with good reason) in connection with a change in control. Payments and benefits may be delayed six months following separation from service in connection with a change in control in order to comply with Section 409A of the Code.

The NEO’s employment agreements contain a “better after-tax” provision, which provides that if any of the payments to the executive constitutes a parachute payment under Section 280G of the Code, the payments will either be (i) reduced or (ii) provided in full to the executive, whichever results in the executive receiving the greater amount after taking into consideration the payment of all taxes, including the excise tax under Section 4999 of the Code.

Additional Severance Benefit

In addition, in the event of a termination due to total disability, Mr. Mason would receive 18 months of health insurance coverage for himself and his dependents.

Condition to Receiving Severance Benefits

As a condition to receiving any severance benefits under his employment agreement or CIC Agreement, as applicable, to which the executive would not otherwise be entitled, the executive must execute a release of all of his rights and claims relating to his employment and comply with certain post-termination restrictions, including, among other things, continuing to comply with the terms of his proprietary information and non-disclosure agreement, and for a period of six to 18 months, depending on the executive, and comply with certain non-solicitation and non-competition provisions that are set forth in each executive’s employment agreement.

2014 Plan
In addition to the severance benefits included in the employment agreements, the 2014 Plan provides that in the event of a change in control (as defined in the 2014 Plan) if the surviving entity does not assume the outstanding awards granted under the 2014 Plan or place the participants in a similar plan with no diminution in value of awards, all then outstanding equity awards will vest upon the change in control. In addition, the 2014 Plan provides that if a participant is terminated without cause (as defined in the 2014 Plan) or resigns for good reason (as defined in the 2014 Plan) within 12 months following such change in control, his outstanding equity awards will vest upon the termination date.

2014 Plan Award Agreements

Our standard form of RSU agreement provides that RSUs vest incrementally in three equal installments on the first, second and third anniversaries from the grant date. In each case, the vesting of the award is contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability on the applicable vesting date. If the participant’s continuous service terminates as a result of death, disability, or retirement on or after age 65, a pro rata portion of the RSUs will vest as of the date of such termination equal to the number of full months from the grant date until the date of such event divided by 36, times the total number of RSUs granted, less the number of RSUs vested as of a previous anniversary date. The employment agreements for Messrs. Mason, Michel and Endresen provide for the pro rata vesting of any unvested RSUs through the date of termination plus in the event of death or disability an additional one-year period of vesting for Mr. Mason and an additional six-month period of vesting for Messrs. Michel and Endresen.

The standard form of PSU agreement provides that PSUs are earned and vested based on achieving specified company performance over the three-year performance period. In each case, the vesting of the award is also contingent on the participant’s employment with the Company not having been terminated for any reason other than retirement, death or disability prior to the date the Compensation Committee certifies the achievement of the performance goal for the relevant performance period. If a participant’s continuous service terminates during the performance period as a result of retirement on or after age 65, the PSUs will vest for that participant at the end of the performance period in a pro rata portion of the PSUs subject to achievement of the performance goal as if the participant’s continuous service had not terminated. The pro rata portion will be calculated by multiplying the PSUs thus vested by a fraction, the numerator of which equals the number of full months that the participant was employed during the performance period and the denominator of which equals 36. If a participant’s continuous service terminates during the performance period as a result of death or disability, a participant will vest on a pro-rata basis to the extent PSUs would be vested based on actual performance during the full quarters employed during the performance period. The pro-rata fraction will be calculated by multiplying then-vested PSUs by a fraction, the numerator of which equals the number of full months that the participant was employed during the performance period and the denominator of which equals 36. The employment agreements for Messrs. Mason, Michel, and Endresen provide for the pro rata vesting of any unvested PSUs consistent with the PSU terms, through the date of termination, plus in the event of death or disability, an additional one-year period for Mr. Mason and an additional six-month period for Messrs. Michel and Endresen.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2023 under the HomeStreet, Inc. 2014 Equity Incentive Plan (the "2014 Plan").

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

PRINCIPAL SHAREHOLDERS OF HOMESTREET

The following table sets forth the beneficial ownership of the Company common stock as of April 15, 2024, by:

•each of our directors and named executive officers;

•all of our directors and executive officers as a group; and

•each person known to us to be the beneficial owner of more than 5% of any class of our securities.

The amounts and percentage of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The SEC has defined “beneficial” ownership of a security to mean, generally, the possession, including shared possession, directly or indirectly, of voting power or investment power. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he or she has no economic interest. Unless otherwise indicated, the Company believes that each of the shareholders listed has sole voting and investment power with respect to their beneficially owned shares of the Company's common stock.

The percentages reflect beneficial ownership as of April 15, 2024, as determined under Rule 13d-3 under the Exchange Act and are based on 18,857,566 shares of the Company's common stock outstanding as of that date. In addition, any RSUs vesting within 60 days of April 15, 2024 are included in the beneficial ownership of the holder of such RSUs, and the percentage ownership for that holder is calculated by adding the aggregate number of RSUs vesting within 60 days of April 15, 2024 to both the number of shares held by that specific shareholder and the total number of shares outstanding. Unless otherwise set forth in the following table, the address of the listed shareholders is c/o HomeStreet, Inc., 601 Union Street, Suite 2000, Seattle, Washington 98101.

Unless otherwise indicated, all ownership interests or voting power referenced herein, either in percentage terms or number of shares, in respect of the Company's outstanding shares, have been calculated in accordance with Rule 13d-3 under the Exchange Act.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Fourthstone LLC (1) 575 Maryville Centre Drive, Suite 110, St. Louis, MO 63141	1,865,896	9.9%
BlackRock, Inc. (2) 50 Hudson Yards, New York, NY 10001	1,540,335	8.2%
Philadelphia Financial Management of San Francisco. (3) 450 Sansome Street, Suite 1500, San Francisco, CA 94111	1,021,238	5.4%
The Vanguard Group (4) 100 Vanguard Blvd., Malvern, PA 19355	976,964	5.2%
Mark K. Mason (5)	188,946	1.0%
Scott M. Boggs (6)	37,376	*
Sandra A. Cavanaugh	20,593	*
Jeffrey D. Green (7)	18,492	*
Joanne R. Harrell	14,907	*
James R. Mitchell, Jr.	17,161	*
Nancy D. Pellegrino (8)	16,223	*
S. Craig Tompkins (9)	5,689
John M. Michel (10)	86,409	*
William D. Endresen (11)	20,917	*
All executive officers and directors as a group (18 persons) (12)	725,804	3.8%

* less than 1.0%
(1)Fourthstone LLC stated in its Schedule 13G filing with the SEC on February 14, 2024 (the “Fourthstone 13G filing”) that, of the 1,865,896 shares beneficially owned at December 31, 2023, it has (a) sole voting power with respect to 0 shares, (b) shared voting power with respect to 1,865,896 shares, (c) sole power to dispose of 0 shares and (d) shared power to dispose of 1,865,896 shares. According to the Fourthstone 13G filing, the address of Fourthstone LLC is 575 Maryville Centre Drive, Suite 110, St. Louis, MO 63141.
(2)BlackRock, Inc. stated in its Schedule 13G/A filing with the SEC on January 25, 2024 (the “BlackRock 13G/A filing”) that, of the 1,540,335 shares beneficially owned at December 31, 2023, it has (a) sole voting power with respect to 1,507,922 shares, (b) shared voting power with respect to 0 shares, (c) sole power to dispose of 1,540,335 shares and (d) shared power to dispose of 0 shares. According to the BlackRock 13G/A filing, the address of Black Rock, Inc. is 50 Hudson Yards, New York, NY 10001.
(3)Based on a Schedule 13G filed with the SEC on March 19, 2024 (the “Philadelphia Financial Management13G/A filing”) stating that (1) 1,021,238 shares are held for the accounts of Philadelphia Financial Management of San Francisco, LLC (“PFM”), Boathouse Row I, L.P. (“BRI”), Boathouse Row II, L.P. (“BRII”) and Boathouse Row Offshore, Ltd. (“BRO”), (2) PFM is the investment adviser of BRO and the general partner of BRI and BRII and therefore retains voting control and dispositive power of the shares owned by each and (3) Jordan Hymowitz is the Managing Member and sole owner of PFM. According to the Philadelphia Financial Management 13G/A filing, of the 1,021,238 shares beneficially owned at March 11, 2024, each of PFM, BRI, BRII, BRO, Mr. Hymowitz and the Hymowitz 1999 Trust has (a) shared voting power with respect to 1,021,238 shares, and (b) shared power to dispose of 1,021,238 shares. According to the Philadelphia Financial Management 13G/A filing, the address of each reporting person is 450 Sansome Street, Suite 1500, San Francisco, CA 94111.
(4)The Vanguard Group stated in its Schedule 13G/A filing with the SEC on February 13, 2024 (the “Vanguard 13G/A filing”) that, of the 976,964 shares beneficially owned at December 31, 2023, it has (a) sole voting power with respect to 0 shares, (b) shared voting power with respect to 44,663 shares, (c) sole power to dispose of 925,191 shares, and shared power to dispose of 51,773 shares. According to the Vanguard 13G/A filing, the address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(5)Includes 3,875 shares held by Mr. Mason’s spouse. Mr. Mason disclaims beneficial ownership of his spouse’s shares except to the extent of any pecuniary interest he may have therein.
(6)Includes 7,900 shares held jointly with Mr. Boggs’s spouse. 6,400 shares are pledged as collateral in connection with a personal line of credit.
(7)Includes 3,109 shares held jointly with Mr. Green’s spouse. Also includes 785 shares held by Mr. Green’s spouse. Mr. Green disclaims beneficial ownership with respect to such shares except to the extent of any pecuniary interest he may have therein.
(8)Includes 1,000 shares held jointly with Ms. Pellegrino’s spouse.
(9)Includes 500 shares held indirectly in the Tompkins Family Trust. Mr. Tompkins, his spouse and his brother-in-law have joint control over the disposition and voting of such shares.
(10)Includes 36,409 shares held by J Michel and R Michel TTEE, The Michel family Tr U/A DTD 6/14/18; Mr. Michel and his spouse are the co-trustees and beneficiaries of the J Michel and R. Michel Tr U/A DTD 6/14/18.
(11)Includes 538 shares held through the 401(k) Plan as of the last statement date of February 29, 2024. Participants in the Company’s 401(k) Plan have the authority to direct voting of shares they hold through the 401(k) Plan.
(12)Includes shares held by our directors and NEOs as well as eight other executive officers of the Company. For these eight other executive officers, includes 7,815 shares held through the 401(k) Plan as of the last statement date of March 31, 2024. Participants in the Company’s 401(k) Plan have the authority to direct voting of shares they hold through the 401(k) Plan.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

The Board has determined that, with the exception of Mark K. Mason, our Chairman of the Board and CEO, all of its members are “independent directors” as that term is defined in the listing standards of Nasdaq and, where applicable, the regulations adopted under Sections 10A and 10C of the Exchange Act. In the course of determining the independence of each nonemployee director, the Board considered the annual amount of the Company’s sales to, or purchases from, any company where a nonemployee director serves as an executive officer as well as all other relevant facts and circumstances, including the director’s commercial, accounting, legal, banking, consulting, charitable and familial relationships.

Certain Relationships and Related Transactions

In addition to the compensation arrangements with directors and executive officers described in “Corporate Governance and Other Matters — Director Compensation” above in Item 10 and “2023 Executive Compensation Program” in Item 11 above, the following is a description of each transaction since January 1, 2023, and each proposed transaction in which:

•The Company has been or is to be a participant;

•the amount involved exceeds or will exceed $120,000; and

•any of our directors, executive officers or beneficial holders of more than 5% of the Company's capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than a tenant or employee), had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting these criteria to which the Company has been or will be a participant.

Loans

From time to time, HomeStreet Bank makes loans to directors, executive officers, principal shareholders, and their related interests (collectively, “insiders”) in the ordinary course of business. These loans, other than loans to immediate family members not living in the director, officer or principal shareholder’s home, are subject to the Federal Reserve Board’s Regulation O, which requires that they be made in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for non-insiders. Regulation O generally defines a principal shareholder as a person that directly or indirectly or acting through or in concert with one or more other persons, owns, controls or has the power to vote more than 10% of any class of voting shares. While loans to immediate family members not living in the director, officer, or principal shareholder’s home are not subject to Regulation O, HomeStreet Bank’s Corporate Compliance department reviews these loans to ensure they meet the same qualifications listed above. All such loans originated in 2023 comply with these provisions and do not involve more than the normal risk of collectability or present other features unfavorable to us.

Home Loans to Employees, Officers, and Directors Program

As a benefit of employment, HomeStreet Bank offers reduced closing costs to certain employees under the Home Loans to Employees, Officers, & Directors program. This program is offered to all permanent Company employees working 20 hours or more (“eligible employees”) for the financing of the employee’s primary or secondary residence.

Employees may receive the closing cost credit on eligible home loan transactions once every 12 months. The amount of credit received depends upon the size and type of loan. Employee loan applications must meet HomeStreet Bank’s normal underwriting standards, and with the exception of discounted fees where applicable, the loan terms are the same as loans to members of the public. The same documentation requirements, including appraisal, credit report, and other third-party documentation, apply. The Home Loans to Employees, Officers, & Directors program is permissible under Regulation O, due to the fact that it is widely available to employees and does not give preference to the insider over other applicants.

Under HomeStreet Bank’s Related Person Transaction Policies and Procedures, if a loan to an insider or a related person has any terms or conditions not available to the general public, such as an employee discount, approval by the audit committees of the Board and HomeStreet Bank board of directors is required. If the loan amount is less than $1 million, the chair of the audit committee of the Board has the authority to pre-approve the transaction.

No loans were originated under the Home Loans to Employees, Officers, & Directors program during the year ended December 31, 2023.

Indemnification Agreements

We have entered into indemnification agreements with all of our current and former directors and certain of our current and former executive officers, including Messrs. Mason, Michel and Endresen. Subject to certain limitations, these agreements require us to indemnify these individuals to the fullest extent permitted under applicable law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceedings against them as to which they could be indemnified.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Independent Registered Accounting Firm

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022, the Audit Committee, after conducting a request for proposal process, approved the appointment of Crowe LLP (“Crowe”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2023, and related interim periods. Deloitte & Touche LLP (“Deloitte”) continued as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. On March 3, 2023, Deloitte’s dismissal as the Company’s independent registered public accounting firm and the engagement of Crowe as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2023 each became effective, immediately after the Company filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC, as reported in a Current Report on Form 8-K/A filed with the SEC on March 6, 2023.

Deloitte’s reports on the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting, which were included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2022 and 2021, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through March 3, 2023, there were: (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference thereto in Deloitte’s reports; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through March 3, 2023, neither the Company nor anyone on its behalf consulted with Crowe regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Crowe concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K; or (iii) any “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Independent Registered Public Accounting Firm Fees

The following table presents fees billed for professional audit services and other services rendered to the Company by Crowe for the year ended December 31, 2023 and by Deloitte (the Company’s former auditor) for the year ended December 31, 2022. Amounts in this table are presented in thousands.

(in 000’s)	2023	2022

Audit Fees (1)	$1,070	$1,720
Audit-Related Fees (2)	154	224
Tax Fees (3)	71	91
Other Fees (4)	—	2
Total	$1,295	$2,037
(1)Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and for the review of our quarterly financial statements, as well as services that generally only our independent registered public accounting ﬁrm can reasonably provide, including statutory audits and services rendered in connection with SEC ﬁlings.
(2)Audit-Related Fees consist of fees billed for professional services in connection with the Company’s debt offering, which was completed in January 2022.
(3)Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.
(4)Other Fees consist of fees billed for products and services provided by the principal accountant other than the Audit Fees, Audit-Related Fees and Tax Fees.

Pre-Approval of Audit and Non-Audit Services

It is the responsibility of the Company’s Audit Committee to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has adopted a policy authorizing certain permissible audit and non-audit services to be performed by the Company’s independent registered public accounting firm with subsequent reporting and oversight required by the Audit Committee. Permissible services, not pre-approved pursuant to this policy, require specific review and approval prior to the engagement by the Audit Committee, or a designated member. All services rendered by and fees paid to the Company’s independent registered public accounting firm are reported to and monitored quarterly by the Audit Committee. The Audit Committee considers whether the provision of related audit services is compatible with maintaining the independent registered public accounting firm’s independence. To assist the Audit Committee in its oversight responsibilities, the pre-approval policy identifies the three basic principles of independence with respect to services provided by the independent registered public accounting firm: (1) whether the services are consistent with applicable rules on independent registered public accounting firm independence; (2) whether the independent registered public accounting firm is best positioned to provide the services in an effective and efficient manner, taking into consideration its familiarity with the Company's business, people, culture, accounting systems, risk profile and other factors; and (3) whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The pre-approval policy also identifies the non-audit services the independent registered public accounting firm is prohibited from providing. All services provided by Crowe and Deloitte in each of the last two fiscal years were pre-approved by the Audit Committee.

Engagement of Independent Registered Public Accounting Firm

In determining whether to engage or re-engage an audit firm, the Audit Committee annually considers, among other factors, the firm’s qualifications, performance and independence, including that of the lead partner, to determine whether the firm will serve in the best interest of the Company and its shareholders.

Based on the foregoing, the Audit Committee has retained Crowe as our independent registered public accounting firm for fiscal year 2024.

PART IV

ITEM 15EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Financial Statement Schedules
(i)Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8 in the Original Form 10-K:
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
(ii)Financial Statement Schedules
II—Valuation and Qualifying Accounts are included in the Original Form 10-K.
All other financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes in the Original Form 10-K, or are either inapplicable or not required.
(iii)Exhibits
EXHIBIT INDEX

Exhibit Number	Description

2.1 (1)#	Agreement and Plan of Merger, dated as of January 16, 2024, by and among HomeStreet, Inc., FirstSun Capital Bancorp. and Dynamis Subsidiary, Inc.

3.1 (2)#	Amended and Restated Bylaws of HomeStreet, Inc.

3.2 (2)#	Restated Articles of Incorporation of HomeStreet, Inc.

4.1 (3)#	Form of Common Stock Certificate

4.2 (4) ††#	Indenture dated as of May 20, 2016 between HomeStreet, Inc. and Wells Fargo Bank, National Association, as Trustee

4.3 (5)#	Description of Securities

10.1 (7) *#	Amended and Restated HomeStreet, Inc. 2014 Equity Incentive Plan

10.2 (7) *#	Standard Form of Restricted Stock Unit Agreement under the 2014 Plan

10.3 (5) *#	Amended and Restated Standard Form of Performance Share Unit Agreement under the 2014 Plan

10.4 (9) *#	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason, dated January 25, 2018

10.5 (17) *#	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and William Endresen, dated February 26, 2021

10.6 (6)#	Form of Officer Indemnification Agreement for HomeStreet, Inc.

10.7 (6)#	Form of Director Indemnification Agreement for HomeStreet, Inc.

10.8 (6)#	Form of 2011 Director and Officer Indemnification for HomeStreet, Inc.

10.9 (5) †#
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

10.10 (11)#	Twenty-First Amendment to Office Lease dated December 24, 2014, between HomeStreet Bank and Union Square Limited Liability Company

10.11 (8)#	Advances, Pledge and Security Agreement, dated as of June 1, 2015, between HomeStreet Bank and the Federal Home Loan Bank of Des Moines

10.12 (10)#	Letter of Agreement, dated January 15, 2013, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.13 (6)#	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.14 (5) †#	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.15 (6)#	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.16 (6)#	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.17 (12)#	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011
10.18 (13) *#	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and John M. Michel, effective May 11, 2020

10.19 (14) *#	Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Mark K. Mason, dated July 29, 2020

10.20 (15) *#	HomeStreet Bank Performance-Based Annual Incentive Plan, effective January 1, 2022

10.21 (16) *#	Amended and Restated Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and John M. Michel, dated August 4, 2022

10.22 (18)*#	Second Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Mark K. Mason, dated December 13, 2022

10.23 (18)*#	First Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and William D. Endresen, dated February 28, 2023

16.1 (19)#	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated March 3, 2023

21 #	Subsidiaries of HomeStreet, Inc.

23.1#	Consent of Independent Registered Public Accounting Firm, Crowe LLP

23.2#	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 6, 2024

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 6, 2024

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 (20) #	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 6, 2024.

97.1#	Executive Compensation Clawback Policy

101#
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

104#	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

(1)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on January 19, 2024, and incorporated herein by reference.
(2)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 31, 2019, and incorporated herein by reference.
(3)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.
(4)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on May 20, 2016, and incorporated herein by reference.
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
(10)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 17, 2014, and incorporated herein by reference.
(11)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 25, 2015, and incorporated herein by reference.
(12)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.
(13)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on May 8, 2020, and incorporated herein by reference.
(14)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on November 6, 2020, and incorporated herein by reference.
(15)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on May 6, 2022, and incorporated herein by reference.
(16)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on August 5, 2022, and incorporated herein by reference.
(17)	Filed as an exhibit to HomeStreet’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 12, 2021, and incorporated herein by reference.
(18)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2023, and incorporated herein by reference.
(19)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K/A (SEC File No. 001-35424) filed on March 6, 2023, and incorporated herein by reference.
(20)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
†	Certain portions of this exhibit constitute confidential information and have been redacted in accordance with Regulation S-K, Item 601(b)(10).
††	Instruments with respect to any other long-term debt of HomeStreet, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of HomeStreet, Inc. and its subsidiaries on a consolidated basis. HomeStreet, Inc. hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
*	Management contract or compensation plan or arrangement.
#	Previously filed as exhibits to the Original Form 10-K.

Item 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 29, 2024.

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)