Form 10-Q
period 2024-03-31
HomeStreet, Inc.
filed 2024-05-09
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
OR
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
Yes ☐  No ☒
The number of outstanding shares of the registrant's common stock as of May 2, 2024 was 18,857,566.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$320,327	$215,664
Investment securities	1,191,108	1,278,268
Loans held for sale ("LHFS")	21,102	19,637
Loans held for investment ("LHFI") (net of allowance for credit losses of $39,677 and $40,500)	7,405,052	7,382,404
Mortgage servicing rights ("MSRs")	102,919	104,236
Premises and equipment, net	56,171	53,582
Other real estate owned ("OREO")	3,117	3,667
Intangible assets	9,016	9,641
Other assets	346,370	325,351
Total assets	$9,455,182	$9,392,450
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,491,102	$6,763,378
Borrowings	2,094,000	1,745,000
Long-term debt	224,857	224,766
Accounts payable and other liabilities	117,890	120,919
Total liabilities	8,927,849	8,854,063
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares; issued and outstanding, 18,857,566 shares and 18,810,055 shares	230,814	229,889
Retained earnings	387,860	395,357
Accumulated other comprehensive income (loss)	(91,341)	(86,859)
Total shareholders' equity	527,333	538,387
Total liabilities and shareholders' equity	$9,455,182	$9,392,450
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended March 31,
(in thousands, except share and per share data)	2024	2023

Interest income:
Loans	$86,256	$82,538
Investment securities	10,714	12,763
Cash, Fed Funds and other	5,571	1,750
Total interest income	102,541	97,051
Interest expense:
Deposits	42,607	29,370
Borrowings	27,783	18,305
Total interest expense	70,390	47,675
Net interest income	32,151	49,376
Provision for credit losses	—	593
Net interest income after provision for credit losses	32,151	48,783
Noninterest income:
Net gain on loan origination and sale activities	2,306	2,410
Loan servicing income	3,032	3,039
Deposit fees	2,241	2,658
Other	1,875	2,083
Total noninterest income	9,454	10,190
Noninterest expense:
Compensation and benefits	28,011	29,253
Information services	7,342	7,145
Occupancy	5,434	5,738
General, administrative and other	11,377	10,355
Total noninterest expense	52,164	52,491
Income (loss) before income taxes	(10,559)	6,482
Income tax (benefit) expense	(3,062)	1,424
Net income (loss)	$(7,497)	$5,058

Net income (loss) per share:
Basic	$(0.40)	$0.27
Diluted	(0.40)	0.27
Weighted average shares outstanding:
Basic	18,856,870	18,755,453
Diluted	18,856,870	18,771,899

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2024	2023

Net income (loss)	$(7,497)	$5,058
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	(5,759)	17,375
Reclassification for net (gains) losses included in income	—	(3)
Other comprehensive income (loss) before tax	(5,759)	17,372
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	(1,277)	3,601
Reclassification for net (gains) losses included in income	—	(1)
Total	(1,277)	3,600
Other comprehensive income (loss)	(4,482)	13,772
Total comprehensive income (loss)	$(11,979)	$18,830
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended March 31, 2023
Balance, December 31, 2022	18,730,380	$226,592	$435,085	$(99,530)	$562,147
Net income	—	—	5,058	—	5,058
Share-based compensation expense	—	1,016	—	—	1,016
Common stock issued - Stock grants	50,426	—	—	—	—
Other comprehensive income	—	—	—	13,772	13,772
Dividends declared on common stock ($0.35 per share)	—	—	(6,684)	—	(6,684)
Common stock repurchased	(12,995)	(315)	—	—	(315)
Balance, March 31, 2023	18,767,811	$227,293	$433,459	$(85,758)	$574,994

For the quarter ended March 31, 2024
Balance, December 31, 2023	18,810,055	$229,889	$395,357	$(86,859)	$538,387
Net income (loss)	—	—	(7,497)	—	(7,497)
Share-based compensation expense	—	1,059	—	—	1,059
Common stock issued - Stock grants	60,483	—	—	—	—
Other comprehensive income (loss)	—	—	—	(4,482)	(4,482)
Common stock repurchased	(12,972)	(134)	—	—	(134)
Balance, March 31, 2024	18,857,566	$230,814	$387,860	$(91,341)	$527,333
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,497)	$5,058
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	—	593
Depreciation and amortization, premises and equipment	1,661	1,879
Amortization of premiums and discounts: investment securities, deposits, debt	499	49
Operating leases: excess of payments over amortization	(772)	(860)
Amortization of finance leases	50	126
Amortization of core deposit intangibles	625	588
Amortization of deferred loan fees and costs	(29)	(189)
Share-based compensation expense	1,059	1,016
Deferred income tax (benefit) expense	(1,189)	614
Origination of LHFS	(79,806)	(78,908)
Proceeds from sale of LHFS	79,033	72,566
Net fair value adjustment and gain on sale of LHFS	(419)	(584)
Origination of MSRs	(895)	(756)
Change in fair value of MSRs	810	1,995
Amortization of servicing rights	1,402	1,554
Net change in trading securities	(3,048)	(43,045)
Increase in other assets	(8,813)	(2,871)
Increase (decrease) in accounts payable and other liabilities	9,484	(10,415)
Net cash used in operating activities	(7,845)	(51,590)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	—	(53,232)
Proceeds from sale of investment securities	—	4,693
Principal payments on investment securities	83,153	32,445
Net increase in LHFI	(22,624)	(39,408)
Purchase of premises and equipment	(6,058)	(855)
Net cash received from acquisition of branches	—	349,111
Proceeds from sale of Federal Home Loan Bank stock	30,287	34,840
Purchases of Federal Home Loan Bank stock	(48,716)	(58,726)
Net cash provided by investing activities	36,042	268,868

	Quarter Ended March 31,
(in thousands)	2024	2023

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	(272,487)	(768,262)
Changes in short-term borrowings, net	184,000	562,000
Proceeds from other long-term borrowings	585,000	300,000
Repayment of other long-term borrowings	(420,000)	—
Repayment of finance lease principal	(47)	(129)
Dividends paid on common stock	—	(6,684)
Net cash provided by financing activities	76,466	86,925
Net increase in cash and cash equivalents	104,663	304,203
Cash and cash equivalents, beginning of year	215,664	72,828
Cash and cash equivalents, end of period	$320,327	$377,031
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$70,701	$47,775
Federal and state income taxes	(414)	—
Non-cash activities:
Increase in lease assets and lease liabilities	959	1,031
Loans transferred from LHFI to LHFS, net	273	—
Ginnie Mae loans recognized with the right to repurchase, net	323	—
Ginnie Mae loans derecognized with the right to repurchase, net	—	1,235
Repurchase of common stock-award shares	134	315
Acquisition:
Loans acquired	—	20,803
Premises and equipment and other assets	—	5,819
Liabilities assumed	—	373,547
Goodwill and other intangibles	—	22,470
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

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report on Form 10-K"), filed with the U.S. Securities and Exchange Commission ("SEC").

Branch Acquisition

On February 10, 2023, the Company completed its acquisition of three branches in southern California, whereby we assumed approximately $376 million in deposits and purchased approximately $21 million in loans. The application of the acquisition method of accounting resulted in recording goodwill of $12 million and a core deposit intangible of $11 million.

Recent Accounting Developments

In March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. We adopted ASU 2023-02 and it did not have a material impact on the Company’s financial position or results of operations.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023. ASU 2023-07 will not have an impact on the Company's financial position or results of operation as it impacts disclosures only. We are assessing the impact on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. ASU 2023-09 will not have an impact on the Company's financial position or results of operation as it impacts disclosures only. We are assessing the impact on our disclosures.

NOTE 2–INVESTMENT SECURITIES:
The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At March 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$189,366	$106	$(10,881)	$178,591
Commercial	55,083	—	(7,613)	47,470
Collateralized mortgage obligations ("CMOs"):
Residential	407,152	24	(35,516)	371,660
Commercial	62,702	—	(6,000)	56,702
Municipal bonds	449,327	231	(51,458)	398,100
Corporate debt securities	41,159	5	(6,012)	35,152
U.S. Treasury securities	22,571	—	(2,675)	19,896
Agency debentures	54,837	—	(1,400)	53,437
Total	$1,282,197	$366	$(121,555)	$1,161,008
HTM
Municipal bonds	$2,354	$—	$(49)	$2,305

	At December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$194,141	$117	$(10,460)	$183,798
Commercial	55,235	—	(7,479)	47,756
CMOs:
Residential	473,269	8	(33,539)	439,738
Commercial	63,456	—	(6,059)	57,397
Municipal bonds	452,057	670	(47,853)	404,874
Corporate debt securities	45,611	34	(7,098)	38,547
U.S. Treasury securities	22,658	—	(2,474)	20,184
Agency debentures	60,202	5	(1,302)	58,905
Total	$1,366,629	$834	$(116,264)	$1,251,199
HTM
Municipal bonds	$2,371	$—	$(40)	$2,331

At March 31, 2024, and December 31, 2023, the Company held $28 million and $25 million, respectively, of trading securities, consisting of US Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and included with investment securities on the balance sheet. For the quarters ended March 31, 2024 and 2023, net losses of $0.6 million and net gains of $0.6 million on trading securities, respectively, were recorded in servicing income.

MBS and CMOs represent securities issued or guaranteed by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2024 and December 31, 2023, substantially all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon nationally recognized statistical rating organizations where available and, where not available, based upon internal ratings.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At March 31, 2024
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(2)	$722	$(10,879)	$171,977	$(10,881)	$172,699
Commercial	—	—	(7,613)	47,470	(7,613)	47,470
CMOs:
Residential	(51)	14,896	(35,465)	346,156	(35,516)	361,052
Commercial	—	—	(6,000)	56,702	(6,000)	56,702
Municipal bonds	(109)	15,526	(51,349)	361,384	(51,458)	376,910
Corporate debt securities	—	—	(6,012)	25,147	(6,012)	25,147
U.S. Treasury securities	—	—	(2,675)	19,896	(2,675)	19,896
Agency debentures	(3)	4,997	(1,397)	48,440	(1,400)	53,437
Total	$(165)	$36,141	$(121,390)	$1,077,172	$(121,555)	$1,113,313
HTM
Municipal bonds	$—	$—	$(49)	$2,305	$(49)	$2,305

	At December 31, 2023
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(3)	$1,145	$(10,457)	$177,393	$(10,460)	$178,538
Commercial	—	61	(7,479)	47,695	(7,479)	47,756
CMOs:
Residential	(368)	83,815	(33,171)	348,914	(33,539)	432,729
Commercial	—	—	(6,059)	57,397	(6,059)	57,397
Municipal bonds	(73)	7,489	(47,780)	364,775	(47,853)	372,264
Corporate debt securities	—	—	(7,098)	28,513	(7,098)	28,513
U.S. Treasury securities	—	—	(2,474)	20,184	(2,474)	20,184
Agency debentures	(135)	42,897	(1,167)	11,003	(1,302)	53,900
Total	$(579)	$135,407	$(115,685)	$1,055,874	$(116,264)	$1,191,281
HTM
Municipal bonds	$—	$—	$(40)	$2,331	$(40)	$2,331

The Company has evaluated AFS securities in an unrealized loss position and has determined the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of March 31, 2024 or December 31, 2023. The Company bases this conclusion in part on its periodic review of the credit ratings of the AFS securities or reviews of the financial condition of the issuers. In addition, as of March 31, 2024 and December 31, 2023, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield:

	At March 31, 2024
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$5,847	1.84%	$64,423	3.24%	$327,830	3.00%	$398,100	3.02%
Corporate debt securities	—	—%	13,867	4.87%	21,285	4.07%	—	—%	35,152	4.38%
U.S. Treasury securities	—	—%	19,896	1.13%	—	—%	—	—%	19,896	1.13%
Agency debentures	16,962	5.00%	25,933	5.26%	7,398	2.13%	3,144	2.14%	53,437	4.56%
Total	$16,962	5.00%	$65,543	3.62%	$93,106	3.34%	$330,974	2.99%	$506,585	3.20%

HTM
Municipal bonds	$—	—%	$2,305	2.28%	$—	—%	$—	—%	$2,305	2.28%

	At December 31, 2023
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$5,856	1.84%	$60,775	3.36%	$338,243	3.01%	$404,874	3.04%
Corporate debt securities	4,425	3.53%	12,714	4.95%	21,408	3.89%	—	—%	38,547	4.21%
U.S. Treasury securities	—	—%	20,184	1.14%	—	—%	—	—%	20,184	1.14%
Agency debentures	16,977	4.93%	30,925	5.20%	7,758	2.15%	3,245	2.17%	58,905	4.51%
Total	$21,402	4.64%	$69,679	3.64%	$89,941	3.40%	$341,488	3.00%	$522,510	3.21%

HTM
Municipal bonds	$—	—%	$2,331	2.29%	$—	—%	$—	—%	$2,331	2.29%

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security. Taxable-equivalent amounts are used where applicable. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of March 31, 2024 and December 31, 2023 was 3.09% and 3.21%, respectively.

Sales of AFS investment securities were as follows:

	Quarter Ended March 31,
(in thousands)	2024	2023

Proceeds	$—	$4,693
Gross gains	—	3
Gross losses	—	—

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At March 31, 2024	At December 31, 2023

Federal Reserve Bank to secure borrowings	$581,314	$647,104
Washington, Oregon and California to secure public deposits	10,654	10,654
Other securities pledged	1,410	1,440
Total securities pledged as collateral	$593,378	$659,198

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $2.8 million for each of the quarters ended March 31, 2024 and 2023.

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

(in thousands)	At March 31, 2024	At December 31, 2023

CRE
Non-owner occupied CRE	$633,401	$641,885
Multifamily	3,929,679	3,940,189
Construction/land development	575,152	565,916
Total	5,138,232	5,147,990
Commercial and industrial loans
Owner occupied CRE	381,943	391,285
Commercial business	387,464	359,049
Total	769,407	750,334
Consumer loans
Single family	1,149,940	1,140,279
Home equity and other	387,150	384,301
Total (1)	1,537,090	1,524,580
Total LHFI	7,444,729	7,422,904
Allowance for credit losses ("ACL")	(39,677)	(40,500)
Total LHFI less ACL	$7,405,052	$7,382,404
(1)    Includes $1.3 million at both March 31, 2024 and December 31, 2023, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Loans totaling $5.1 billion at both March 31, 2024 and December 31, 2023, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $1.4 billion and $1.2 billion at March 31, 2024 and December 31, 2023, respectively, were pledged to secure borrowings from the Federal Reserve Bank of San Francisco ("FRBSF").

Credit Risk Concentrations

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At March 31, 2024, and December 31, 2023 single family loans in the state of Washington represented 11% of the total LHFI portfolio. At March 31, 2024 and December 31, 2023, multifamily loans in the state of California represented 36% of the total LHFI portfolio.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
As of March 31, 2024, the historical expected loss rates decreased when compared to December 31, 2023 due to product mix risk composition changes. During the first quarter of 2024 the qualitative factors decreased due to economic conditions and improved single-family collateral forecasts offset slightly by deteriorated commercial collateral conditions. Additionally, over the two-year forecast period in the markets in which it operates, the Bank expects neutral economic forecasts, offset slightly by near-term deterioration in commercial collateral forecasts.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $1.6 million and $1.8 million at March 31, 2024 and December 31, 2023, respectively.

The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $29.2 million and $28.9 million at March 31, 2024 and December 31, 2023, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Quarter Ended March 31,
(in thousands)	2024	2023

Beginning balance	$40,500	$41,500
Provision for credit losses	242	589
Net (charge-offs) recoveries	(1,065)	(589)
Ending balance	$39,677	$41,500

Allowance for unfunded commitments:
Beginning balance	$1,823	$2,197
Provision for credit losses	(242)	4
Ending balance	$1,581	$2,201

Provision for credit losses:
Allowance for credit losses - loans	$242	$589
Allowance for unfunded commitments	(242)	4
Total	$—	$593

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows:

	Quarter Ended March 31, 2024
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,610	$—	$—	$(479)	$2,131
Multifamily	13,093	—	—	5,854	18,947
Construction/land development
Multifamily construction	3,983	—	—	(2,362)	1,621
CRE construction	189	—	—	(1)	188
Single family construction	7,365	—	—	(1,787)	5,578
Single family construction to permanent	672	—	—	(237)	435
Total	27,912	—	—	988	28,900
Commercial and industrial loans
Owner occupied CRE	899	—	—	(63)	836
Commercial business	2,950	(1,081)	1	776	2,646
Total	3,849	(1,081)	1	713	3,482
Consumer loans
Single family	5,287	—	2	(1,016)	4,273
Home equity and other	3,452	(24)	37	(443)	3,022
Total	8,739	(24)	39	(1,459)	7,295
Total ACL	$40,500	$(1,105)	$40	$242	$39,677

	Quarter Ended March 31, 2023
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,102	$—	$—	$506	$2,608
Multifamily	10,974	—	—	(1,187)	9,787
Construction/land development
Multifamily construction	998	—	—	347	1,345
CRE construction	196	—	—	8	204
Single family construction	12,418	—	—	107	12,525
Single family construction to permanent	1,171	—	—	40	1,211
Total	27,859	—	—	(179)	27,680
Commercial and industrial loans
Owner occupied CRE	1,030	—	—	(120)	910
Commercial business	3,247	(633)	24	778	3,416
Total	4,277	(633)	24	658	4,326
Consumer loans
Single family	5,610	—	15	179	5,804
Home equity and other	3,754	(50)	55	(69)	3,690
Total	9,364	(50)	70	110	9,494
Total ACL	$41,500	$(683)	$94	$589	$41,500

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status.

	At March 31, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$—	$1,485	$70,344	$71,952	$40,897	$396,782	$605	$—	$582,065
Special Mention	—	—	—	—	—	34,341	—	—	34,341
Substandard	—	—	—	—	—	16,435	560	—	16,995
Total	—	1,485	70,344	71,952	40,897	447,558	1,165	—	633,401
Multifamily
Pass	1,749	106,521	1,810,939	1,149,694	473,507	355,554	—	—	3,897,964
Special Mention	—	—	—	3,942	12,820	8,660	—	—	25,422
Substandard	—	—	—	—	—	6,293	—	—	6,293
Total	1,749	106,521	1,810,939	1,153,636	486,327	370,507	—	—	3,929,679
Multifamily construction
Pass	—	9,013	54,134	119,609	—	—	—	—	182,756
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	10,374	—	—	—	—	—	10,374
Total	—	9,013	64,508	119,609	—	—	—	—	193,130
CRE construction
Pass	—	6	—	14,686	—	—	—	—	14,692
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,824	—	—	—	3,824
Total	—	6	—	14,686	3,824	—	—	—	18,516
Single family construction
Pass	28,174	72,899	21,050	10,036	—	71	146,445	—	278,675
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	28,174	72,899	21,050	10,036	—	71	146,445	—	278,675
Single family construction to permanent
Current	781	29,592	40,126	12,223	2,109	—	—	—	84,831
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	781	29,592	40,126	12,223	2,109	—	—	—	84,831
Owner occupied CRE
Pass	1,002	11,398	61,519	38,795	43,039	173,406	—	187	329,346
Special Mention	—	1,851	6,238	8,077	—	31,735	—	—	47,901
Substandard	—	—	—	—	—	4,696	—	—	4,696
Total	1,002	13,249	67,757	46,872	43,039	209,837	—	187	381,943
Commercial business
Pass	25,923	17,625	44,752	25,010	32,020	38,288	170,397	924	354,939
Special Mention	—	—	11,033	3,515	—	511	2,762	—	17,821
Substandard	—	—	273	1,106	7,342	4,905	1,023	55	14,704
Total	25,923	17,625	56,058	29,631	39,362	43,704	174,182	979	387,464
Total commercial portfolio	$57,629	$250,390	$2,130,782	$1,458,645	$615,558	$1,071,677	$321,792	$1,166	$5,907,639

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At March 31, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$576	$31,388	$370,769	$314,411	$145,739	$284,386	$—	$—	$1,147,269
Past due:
30-59 days	—	—	—	—	—	1,298	—	—	1,298
60-89 days	—	—	—	—	371	461	—	—	832
90+ days	—	—	—	—	—	541	—	—	541
Total	576	31,388	370,769	314,411	146,110	286,686	—	—	1,149,940
Home equity and other
Current	530	1,763	2,279	248	112	1,600	373,327	5,296	385,155
Past due:
30-59 days	—	2	—	2	—	—	646	80	730
60-89 days	—	—	2	—	—	—	68	—	70
90+ days	—	8	2	—	—	24	1,116	45	1,195
Total	530	1,773	2,283	250	112	1,624	375,157	5,421	387,150
Total consumer portfolio (1)	$1,106	$33,161	$373,052	$314,661	$146,222	$288,310	$375,157	$5,421	$1,537,090
Total LHFI	$58,735	$283,551	$2,503,834	$1,773,306	$761,780	$1,359,987	$696,949	$6,587	$7,444,729

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

The following tables present a vintage analysis of the commercial and consumer portfolio segment by loan sub-class and gross charge-offs:

	At March 31, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$—	$—	$—	$(1,081)	$—	$—	$(1,081)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	—	(2)	—	—	—	(22)	—	(24)
Total LHFI	$—	$—	$(2)	$—	$—	$(1,081)	$(22)	$—	$(1,105)

	December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$(184)	$—	$(1,136)	$295	$13	$(50)	$(1,062)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(106)	(22)	—	—	(4)	(187)	—	(319)
Total LHFI	$—	$(106)	$(206)	$—	$(1,136)	$291	$(174)	$(50)	$(1,381)

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At March 31, 2024
(in thousands)	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total
CRE
Non-owner occupied CRE	$561	—	$16,240	$—	$16,801
Multifamily	—	1,915	—	—	1,915
Construction/land development
Multifamily construction	—	10,374	—	—	10,374
CRE construction	—	—	3,824	—	3,824
Total	561	12,289	20,064	—	32,914
Commercial and industrial loans
Commercial business	2,675	—	4,420	3,748	10,843
Total	2,675	—	4,420	3,748	10,843
Consumer loans
Single family	768	—	—	—	768
Total	768	—	—	—	768
Total collateral-dependent loans	$4,004	$12,289	$24,484	$3,748	$44,525

	At December 31, 2023
(in thousands)	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total

CRE
Non-owner occupied CRE	$573	$—	$16,230	$—	$16,803
Construction/land development
CRE construction	—	—	3,821	—	3,821
Total	573	—	20,051	—	20,624
Commercial and industrial loans
Commercial business	2,788	—	5,471	4,587	12,846
Total	2,788		5,471	4,587	12,846
Consumer loans
Single family	773	—	—	—	773
Total	773	—	—	—	773
Total collateral-dependent loans	$4,134	$—	$25,522	$4,587	$34,243

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At March 31, 2024		At December 31, 2023
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

CRE
Non-owner occupied CRE	$16,801	$16,801	$16,803	$16,803
Multifamily	1,915	1,915	—	—
Construction/land development
Multifamily construction	10,374	10,374	—	—
CRE construction	3,824	3,824	3,821	3,821
Total	32,914	32,914	20,624	20,624
Commercial and industrial loans
Owner occupied CRE	686	686	706	706
Commercial business	11,622	11,622	13,151	13,686
Total	12,308	12,308	13,857	14,392
Consumer loans
Single family	1,054	2,345	773	2,650
Home equity and other	—	1,900	—	1,310
Total	1,054	4,245	773	3,960
Total nonaccrual loans	$46,276	$49,467	$35,254	$38,976

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At March 31, 2024
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,801	$16,801	$616,600	$633,401
Multifamily	—	—	—		1,915	1,915	3,927,764	3,929,679
Construction/land development
Multifamily construction	—	—	—		10,374	10,374	182,756	193,130
CRE construction	—	—	—		3,824	3,824	14,692	18,516
Single family construction	—	—	—		—	—	278,675	278,675
Single family construction to permanent	—	—	—		—	—	84,831	84,831
Total	—	—	—		32,914	32,914	5,105,318	5,138,232
Commercial and industrial loans
Owner occupied CRE	—	—	—		686	686	381,257	381,943
Commercial business	—	—	—		11,622	11,622	375,842	387,464
Total	—	—	—		12,308	12,308	757,099	769,407
Consumer loans
Single family	4,621	2,565	3,794	(2)	2,345	13,325	1,136,615	1,149,940
Home equity and other	728	65	—		1,900	2,693	384,457	387,150
Total	5,349	2,630	3,794		4,245	16,018	1,521,072	1,537,090	(3)
Total loans	$5,349	$2,630	$3,794		$49,467	$61,240	$7,383,489	$7,444,729
%	0.07%	0.04%	0.05%		0.66%	0.82%	99.18%	100.00%

	At December 31, 2023
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,803	$16,803	$625,082	$641,885
Multifamily	—	1,915	—		—	1,915	3,938,274	3,940,189
Construction/land development
Multifamily construction	—	—	—		—	—	168,049	168,049
CRE construction	—	—	—		3,821	3,821	14,692	18,513
Single family construction	—	—	—		—	—	274,050	274,050
Single family construction to permanent	—	—	—		—	—	105,304	105,304
Total	—	1,915	—		20,624	22,539	5,125,451	5,147,990
Commercial and industrial loans
Owner occupied CRE	—	—	—		706	706	390,579	391,285
Commercial business	—	—	—		13,686	13,686	345,363	359,049
Total	—	—	—		14,392	14,392	735,942	750,334
Consumer loans
Single family	5,174	1,993	4,261	(2)	2,650	14,078	1,126,201	1,140,279
Home equity and other	974	225	—		1,310	2,509	381,792	384,301
Total	6,148	2,218	4,261		3,960	16,587	1,507,993	1,524,580	(3)
Total loans	$6,148	$4,133	$4,261		$38,976	$53,518	$7,369,386	$7,422,904
%	0.08%	0.05%	0.06%		0.53%	0.72%	99.28%	100.00%
(1)     Includes loans whose repayments are insured by the FHA or guaranteed by the VA or Small Business Administration ("SBA") of $11.9 million and $12.4 million at March 31, 2024 and December 31, 2023, respectively.
(2)    FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)    Includes $1.3 million of loans at both March 31, 2024 and December 31, 2023, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.

Loan Modifications

The Company provides modifications to borrowers experiencing financial difficulty ("MBFD"), which may include delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications for the quarters ended March 31, 2024 and 2023 did not have a material impact on the ACL. The following tables provide information related to loans modified for the quarters ended March 31, 2024 and 2023 to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Significant Payment Delay
	Quarter Ended March 31,
	2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$103	0.03%	$—	—%

	Term Extension
	Quarter Ended March 31,
	2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Non-owner occupied CRE	$560	0.09%	$—	—%
Commercial business	3,555	0.92%	—	—%

	Significant Payment Delay and Term Extension
	Quarter Ended March 31,
	2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$1,156	0.10%	$179	0.02%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Significant Payment Delay
Quarter Ended March 31,
	2024	2023
Commercial business	The weighted average duration of loan payments deferred is 2.8 years.	—
Single Family	Provided payment deferrals to borrowers. A weighted average 2.5% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 2.6% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
Quarter Ended March 31,
	2024	2023
Non-owner occupied CRE	Added a weighted average 0.25 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	—
Commercial business	Added a weighted average 0.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	—
Single family	Added a weighted average 1.9 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 14.2 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table depicts the payment status of loans that were classified as MBFDs on or after January 1, 2023 through December 31, 2023:

	Payment Status (Amortized Cost Basis) at March 31, 2024
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Non-owner occupied CRE	$16,240	$—	$—
Construction/land development	3,824	—	—
Commercial business	8,663	—	—
Single family	2,367	1,109	342
Total	$31,094	$1,109	$342

The following table depicts the payment status of loans that were classified as MBFDs on or after January 1, 2022 through December 31, 2022:

	Payment Status (Amortized Cost Basis) at March 31, 2023
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial business	$1,355	$—	$—
Single family	19,006	1,746	1,627
Home equity and other	119	—	—
Total	$20,480	$1,746	$1,627

The following table provides the amortized cost basis as of March 31, 2024 of MBFDs on or after January 1, 2023 through December 31, 2023 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Quarter Ended March 31, 2024
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Non-owner occupied CRE	$—	$—	$—	$16,240	$—
Construction/land development	—	—	—	3,824	—
Commercial business	—	4,420	—	—	—
Single family	241	—	—	351	—
Total	$241	$4,420	$—	$20,415	$—

The following table provides the amortized cost basis as of March 31, 2023 of MBFDs on or after January 1, 2022 through December 31, 2022 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Quarter Ended March 31, 2023
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Single family	$—	$—	$—	$2,030	$623

NOTE 4–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At March 31, 2024		At December 31, 2023
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,311,559	—%	$1,306,503	—%
Interest bearing:
Interest-bearing demand deposits	330,301	0.23%	344,748	0.25%
Savings	256,383	0.06%	261,508	0.06%
Money market	1,536,341	1.67%	1,622,665	1.79%
Certificates of deposit
Brokered deposits	921,103	5.36%	1,218,008	5.36%
Other	2,135,415	4.32%	2,009,946	3.95%
Total interest bearing deposits	5,179,543	3.25%	5,456,875	3.19%
Total deposits	$6,491,102	2.59%	$6,763,378	2.58%

There were $256 million and $255 million in public funds included in deposits at March 31, 2024 and December 31, 2023, respectively.

Certificates of deposit outstanding mature as follows:

(in thousands)	March 31, 2024

Within one year	$2,782,594
One to two years	260,104
Two to three years	5,025
Three to four years	7,262
Four to five years	1,418
Thereafter	115
Total	$3,056,518

The aggregate amount of certificate of deposits in denominations of more than the FDIC limit of $250 thousand at March 31, 2024 and December 31, 2023 were $277 million and $194 million, respectively.

NOTE 5–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges. The notional amounts and fair values for derivatives, all of which are economic hedges are included in other assets or accounts payable and other liabilities on the consolidated balance sheet, consist of the following:

	At March 31, 2024
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$100,806	$196	$(234)
Interest rate lock commitments	28,717	385	(49)
Interest rate swaps	232,689	11,879	(11,880)
Futures	4,300	—	—
Options	5,300	6	—
Total derivatives before netting	$371,812	12,466	(12,163)
Netting adjustment/Cash collateral (1)		(11,926)	26
Carrying value on consolidated balance sheet		$540	$(12,137)

	At December 31, 2023
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$87,509	$151	$(288)
Interest rate lock commitments	21,790	411	—
Interest rate swaps	235,521	10,489	(10,492)
Futures	12,200	—	(3)
Options	9,300	132	—
Total derivatives before netting	$366,320	$11,183	$(10,783)
Netting adjustment/Cash collateral (1)		(10,119)	195
Carrying value on consolidated balance sheet		$1,064	$(10,588)
(1)    Includes net cash collateral received of $11.9 million and $9.9 million at March 31, 2024 and December 31, 2023, respectively.

The following table presents gross fair value and net carrying value information for derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At March 31, 2024
Derivative assets	$12,466	$(11,926)	$540
Derivative liabilities	(12,163)	26	(12,137)
At December 31, 2023
Derivative assets	$11,183	$(10,119)	$1,064
Derivative liabilities	(10,783)	195	(10,588)
(1)    Includes net cash collateral received of $11.9 million and $9.9 million at March 31, 2024 and December 31, 2023, respectively.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in other assets. Payables related to cash collateral that has been received from counterparties are included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At March 31, 2024 and December 31, 2023, the Company had liabilities of $11.9 million and $10.1 million, respectively, in cash collateral received from counterparties and receivables of $44 thousand and $218 thousand, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2024	2023

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$86	$78
Loan servicing income (loss) (2)	(500)	(730)
Other (3)	3	(1)
(1)Comprised of forward contracts used as an economic hedge of loans held for sale and interest rate lock commitments ("IRLCs") to customers.
(2)Comprised of futures, US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers and broker dealer counterparties.

The notional amount of open interest rate swap agreements executed with commercial banking customers and broker dealer counterparties at March 31, 2024 and December 31, 2023 were $233 million and $236 million, respectively.

NOTE 6–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

(in thousands)	At March 31, 2024	At December 31, 2023

Single family	$19,023	$12,849
CRE, multifamily and SBA	2,079	6,788
Total	$21,102	$19,637

Loans sold consisted of the following for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2024	2023

Single family	$70,379	$63,473
CRE, multifamily and SBA	8,196	8,750
Total	$78,575	$72,223

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2024	2023

Single family	$1,986	$2,218
CRE, multifamily and SBA	320	192
Total	$2,306	$2,410

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At March 31, 2024	At December 31, 2023

Single family	$5,280,531	$5,316,304
CRE, multifamily and SBA	1,895,718	1,900,039
Total	$7,176,249	$7,216,343

The following is a summary of changes in the Company's liability for estimated single-family mortgage repurchase losses:

	Quarter Ended March 31,
(in thousands)	2024	2023

Balance, beginning of period	$1,481	$2,232
Additions, net of adjustments (1)	(128)	(143)
Realized (losses) recoveries, net (2)	(36)	(300)
Balance, end of period	$1,317	$1,789
(1) Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2) Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $3.1 million and $2.9 million were recorded in other assets as of March 31, 2024 and December 31, 2023, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At March 31, 2024 and December 31, 2023, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $5.9 million and $5.6 million, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2024	2023

Servicing income, net:
Servicing fees and other	$6,354	$6,669
Amortization of single family MSRs (1)	(1,428)	(1,684)
Amortization of multifamily and SBA MSRs	(1,402)	(1,554)
Total	3,524	3,431
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	618	(311)
Net gain (loss) from economic hedging (3)	(1,110)	(81)
Total	(492)	(392)
Loan servicing income	$3,032	$3,039
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)    The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.3 million and $0.4 million for the quarters ended March 31, 2024 and 2023, respectively.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended March 31,
(in thousands)	2024	2023

Beginning balance	$74,249	$76,617
Additions and amortization:
Originations	617	619
Purchases	—	460
Amortization (1)	(1,428)	(1,684)
Net additions and amortization	(811)	(605)
Changes in fair value assumptions (2)	618	(311)
Ending balance	$74,056	$75,701
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended March 31,
(rates per annum) (1)	2024	2023

Constant prepayment rate ("CPR") (2)	19.30%	11.20%
Discount rate	10.18%	9.94%
(1) Based on a weighted average.
(2) Represents an expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At March 31, 2024		At December 31, 2023
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs (2)	6.20% - 33.00%	6.60%	6.80% - 32.50%	7.00%
Discount Rates	10.00% - 16.00%	10.64%	10.00% - 17.00%	10.00%
(1) Weighted averages of all the inputs within the range.
(2) Represents the expected lifetime average CPR used in the model.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At March 31, 2024

Fair value of single family MSR	$74,056
Expected weighted-average life (in years)	8.49
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(621)
Impact on fair value of 50 basis points adverse change in interest rates	$(1,344)
Discount rate
Impact on fair value of 100 basis points increase	$(1,952)
Impact on fair value of 200 basis points increase	$(4,627)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended March 31,
(in thousands)	2024	2023

Beginning balance	$29,987	$35,256
Originations	278	137
Amortization	(1,402)	(1,554)
Ending balance	$28,863	$33,839

Key economic assumptions used in measuring the initial fair value of capitalized multifamily MSRs were as follows:

	Quarter Ended March 31,
(rates per annum) (1)	2024	2023

Discount rate	13.00%	13.00%
(1)Based on a weighted average.

For multifamily MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below. Multifamily DUS loans typically contain yield maintenance features that significantly reduce loan prepayments, driving a CPR of zero.

	At March 31, 2024		At December 31, 2023

	Range of Inputs	Average (1)	Range of Inputs	Average (1)
Discount Rates	13.00% - 13.00%	13.00%	13.00% - 13.00%	13.00%
(1) Weighted averages of all the inputs within the range.
.
NOTE 7–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of the principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. At both March 31, 2024 and December 31, 2023, the total unpaid principal balance of loans sold under this program was $1.8 billion. The Company's reserve liability related to this arrangement totaled $0.4 million and $0.5 million at March 31, 2024 and December 31, 2023, respectively. There were no actual losses incurred under this arrangement during the quarters ended March 31, 2024 and 2023.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.3 billion as of March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets, of $1.3 million and $1.5 million, respectively.
NOTE 8–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share:

	Quarter Ended March 31,
(in thousands, except share and per share data)	2024	2023

Net income (loss)	$(7,497)	$5,058

Weighted average shares:
Basic weighted-average number of common shares outstanding	18,856,870	18,755,453
Dilutive effect of outstanding common stock equivalents	—	16,446
Diluted weighted-average number of common shares outstanding	18,856,870	18,771,899
Net income (loss) per share:
Basic earnings per share	$(0.40)	$0.27
Diluted earnings per share (1)	(0.40)	0.27
(1) Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the quarters ended March 31, 2024 and 2023 were certain unvested RSUs and PSUs. On a weighted average basis, 561,610 and 251,821 unvested stock units convertible into shares of common stock were excluded at March 31, 2024 and 2023, respectively, because their effect would have been anti-dilutive.

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At March 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$27,746	$27,746	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	178,591	—	176,800	1,791
Commercial	47,470	—	47,470	—
Collateralized mortgage obligations:
Residential	371,660	—	371,660	—
Commercial	56,702	—	56,702	—
Municipal bonds	398,100	—	398,100	—
Corporate debt securities	35,152	—	35,152	—
U.S. Treasury securities	19,896	—	19,896	—
Agency debentures	53,437	—	53,437	—
Single family LHFS	19,023	—	19,023	—
Single family LHFI	1,285	—	—	1,285
Single family mortgage servicing rights	74,056	—	—	74,056
Derivatives
Forward sale commitments	196	—	196	—
Options	6	6	—	—
Interest rate lock commitments	385	—	—	385
Interest rate swaps	11,879	—	11,879	—
Total assets	$1,295,584	$27,752	$1,190,315	$77,517
Liabilities:
Derivatives
Forward sale commitments	$234	$—	$234	$—
Interest rate lock commitments	49	—	—	49
Interest rate swaps	11,880	—	11,880	—
Total liabilities	$12,163	$—	$12,114	$49

	At December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$24,698	$24,698	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	183,798	—	181,938	1,860
Commercial	47,756	—	47,756	—
Collateralized mortgage obligations:
Residential	439,738	—	439,738	—
Commercial	57,397	—	57,397	—
Municipal bonds	404,874	—	404,874	—
Corporate debt securities	38,547	—	38,547	—
U.S. Treasury securities	20,184	—	20,184	—
Agency debentures	58,905	—	58,905	—
Single family LHFS	12,849	—	12,849	—
Single family LHFI	1,280	—	—	1,280
Single family mortgage servicing rights	74,249	—	—	74,249
Derivatives
Forward sale commitments	151	—	151	—
Options	132	132	—
Interest rate lock commitments	411	—	—	411
Interest rate swaps	10,489	—	10,489	—
Total assets	$1,375,458	$24,830	$1,272,828	$77,800
Liabilities:
Derivatives
Futures	$3	$3	$—	$—
Forward sale commitments	288	—	288	—
Interest rate swaps	10,492	—	10,492	—
Total liabilities	$10,783	$3	$10,780	$—

There were no transfers between levels of the fair value hierarchy during the quarters ended March 31, 2024 and 2023.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarters ended March 31, 2024 and 2023, see Note 6, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $1.3 million at both March 31, 2024 and December 31, 2023.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

March 31, 2024
Investment securities AFS	$1,791	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Single family LHFI	1,285	Income approach	Implied spread to benchmark interest rate curve	3.97%	5.36%	4.44%
Interest rate lock commitments, net	336	Income approach	Fall-out factor	0.07%	30.20%	8.48%
			Value of servicing	0.15%	0.93%	0.62%
December 31, 2023
Investment securities AFS	$1,860	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Single family LHFI	1,280	Income approach	Implied spread to benchmark interest rate curve	3.30%	5.04%	3.94%
Interest rate lock commitments, net	411	Income approach	Fall-out factor	0.81%	41.64%	10.54%
			Value of servicing	0.32%	0.80%	0.57%

We had no LHFS where the fair value was not derived with significant observable inputs at March 31, 2024 and December 31, 2023.

The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Quarter Ended March 31, 2024
Investment securities AFS	$1,860	$—	$—	$(50)	$(19)	$1,791
Single family LHFI	1,280	—	—	—	5	1,285
Quarter Ended March 31, 2023
Investment securities AFS	$2,009	$—	$—	$(48)	$69	$2,030
Single family LHFI	5,868	—	—	(682)	45	5,231
(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended March 31,
(in thousands)	2024	2023

Beginning balance, net	$411	$105
Total realized/unrealized gains (losses)	417	919
Settlements	(492)	(662)
Ending balance, net	$336	$362

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

The following table presents assets classified as Level 3 that had changes in their recorded fair value for the periods indicated and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value	Total Gains (Losses)

At or for the Quarter Ended March 31, 2024
LHFI (1)	$423	$(50)
At or for the Quarter Ended March 31, 2023
LHFI (1)	$3,793	$(159)
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At March 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$320,327	$320,327	$320,327	$—	$—
Investment securities HTM	2,354	2,305	—	2,305	—
LHFI	7,403,767	6,970,457	—	—	6,970,457
LHFS – multifamily and other	2,079	2,079	—	2,079	—
Mortgage servicing rights – multifamily and SBA	28,863	34,303	—	—	34,303
Federal Home Loan Bank stock	73,722	73,722	—	73,722	—
Other assets - GNMA EBO loans	5,940	5,940	—	—	5,940
Liabilities:
Certificates of deposit	$3,056,518	$3,046,367	$—	$3,046,367	$—
Borrowings	2,094,000	2,089,853		2,089,853
Long-term debt	224,857	175,314	—	175,314	—

	At December 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$215,664	$215,664	$215,664	$—	$—
Investment securities HTM	2,371	2,331	—	2,331	—
LHFI	7,381,124	7,002,028	—	—	7,002,028
LHFS – multifamily and other	6,788	6,871	—	6,871	—
Mortgage servicing rights – multifamily and SBA	29,987	35,292	—	—	35,292
Federal Home Loan Bank stock	55,293	55,293	—	55,293	—
Other assets-GNMA EBO loans	5,617	5,617	—	—	5,617
Liabilities:
Certificates of deposit	$3,227,954	$3,216,665	$—	$3,216,665	$—
Borrowings	1,745,000	1,750,023	—	1,750,023	—
Long-term debt	224,766	132,996	—	132,996	—

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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At March 31, 2024			At December 31, 2023
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$19,023	$18,706	$317	$12,849	$12,583	$266

NOTE 10–COMMITMENTS AND CONTINGENCIES:

As of March 31, 2024, HomeStreet was obligated on a $135 million letter of credit to the FHLB which is being used as collateral for public fund deposits.

NOTE 11–SUBSEQUENT EVENTS:

On April 30, 2024, the Company entered into Amendment No. 1 to the previously announced definitive merger agreement with FirstSun Capital Bancorp (“FirstSun”), the holding company of Sunflower Bank, N.A ("Sunflower Bank"), and Dynamis Subsidiary, Inc., whereby, under the merger agreement, as amended, the Company and the Bank will merge with and into FirstSun and Sunflower Bank, respectively (collectively, the "Merger"). Subject to terms and conditions of the merger agreement, as amended, the companies will combine in an all-stock transaction in which HomeStreet shareholders will receive 0.3867 of a share of FirstSun common stock for each share of HomeStreet common stock. The parties to the Merger expect to complete the Merger in late 2024, subject to the satisfaction of closing conditions, including receipt of customary required regulatory approvals, the approval of the merger agreement by HomeStreet shareholders and satisfaction or waiver of other closing conditions.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 ("2023Annual Report on Form 10-K").

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” and similar expressions (or the negative of these terms). Forward-looking statements in this Form 10-Q also include statements regarding the expected timing to close the proposed merger of HomeStreet into FirstSun Capital Bancorp (“FirstSun”) and HomeStreet Bank into Sunflower Bank, N.A., a subsidiary of FirstSun (collectively, the “Merger”) and expectations regarding dividend payments in 2024. Such statements involve inherent risks, uncertainties and other factors, many of which are difficult to predict and are generally beyond control of HomeStreet Inc. (the "Company"). Forward-looking statements are based on the Company’s expectations at the time such statements are made and speak only as of the date made, they are not guarantees of future performance. The Company does not assume any obligation or undertake to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by federal securities or other applicable laws, although the Company may do so from time to time. The Company does not endorse any projections regarding future performance that may be made by third parties. For all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act.

We caution readers that actual results may differ materially from those expressed in or implied by the Company’s forward-looking statements. Rather, more important factors could affect the Company’s future results, including but not limited to the following:(1) our ability to successfully consummate the proposed Merger with FirstSun; (2) the ability of HomeStreet to obtain the necessary approval by shareholders with respect to the Merger; (3) the ability of HomeStreet and FirstSun to obtain required regulatory and governmental approvals of the Merger when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger); (4) the failure to satisfy the closing conditions in the definitive Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 16, 2024, as amended on April 30, 2024, by and between HomeStreet and FirstSun, or any unexpected delay in closing the Merger; (5) the ability to achieve expected cost savings, synergies and other financial benefits from the Merger within the expected time frames and costs or difficulties relating to integration matters being greater than expected; (6) the diversion of management time from core banking functions due to Merger-related issues; (7) potential difficulty in maintaining relationships with customers, associates or business partners as a result of the announced Merger; (8) the ability of FirstSun to consummate their investment agreements to obtain the necessary capital to support the Merger; (9) the occurrence of any event, change or circumstance that could give rise to the right of one or both parties to terminate the Merger Agreement; (10) the outcome of any legal proceedings that have been or may be instituted against FirstSun or HomeStreet; (11) changes in the U.S. and global economies, including business disruptions, reductions in employment, inflationary pressures and an increase in business failures, specifically among our customers; (12) changes in the interest rate environment may reduce interest margins; (13) changes in deposit flows, loan demand or real estate values may adversely affect the business of our primary subsidiary, HomeStreet Bank (the “Bank”), through which substantially all of our operations are carried out; (14) there may be increases in competitive pressure among financial institutions or from non-financial institutions; (15) our ability to attract and retain key members of our senior management team; (16) the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control; (17) our ability to control operating costs and expenses; (18) our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; (19) the adequacy of our allowance for credit losses; (20) changes in accounting principles, policies or guidelines may cause our financial condition to be perceived or interpreted differently; (21) legislative or regulatory changes that may adversely affect our business or financial condition, including, without limitation, changes in corporate and/or individual income tax laws and policies, changes in privacy laws, and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes; (22) general economic conditions, either nationally or locally in some or all areas in which we conduct business, or conditions in the securities markets or banking industry, may be less favorable than what we currently anticipate; (23) challenges our customers may face in meeting current underwriting standards may adversely impact all or a substantial portion of the value of our rate-lock loan activity we recognize; (24) technological changes may be more difficult or expensive than what we anticipate; (25) a failure in or breach of our operational or security systems or information technology infrastructure, or those of our third-party providers and vendors, including due to cyber-attacks; (26) success or consummation of new business initiatives may be more difficult or expensive than what we anticipate; (27) our ability to grow efficiently both organically and through acquisitions and to manage our growth and integration costs; (28) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (29) litigation, investigations or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-
occurrence of events longer than what we anticipate; and (30) our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or the Bank, or repurchases of our common stock. A discussion of the factors, risks and uncertainties that could affect our financial results, business goals and operational and financial objectives discussed in our 2023 annual report on Form 10-K or in our releases, public statements and/or filings with the Securities and Exchange Commission (“SEC”) is also contained in the “Risk Factors” section of our 2023 Annual Report on Form 10-K. We strongly recommend readers review those disclosures in conjunction with the discussions herein.

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

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of the loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and loss given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model and assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade for all periods, the amount of the ACL at March 31, 2024 would increase by approximately $8 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

The valuation of MSRs is based on various assumptions which are set forth in Note 6–Mortgage Banking Operations of the financial statements. Note 6 also provides sensitivity analysis based on the assumptions used. The sensitivity analyses are hypothetical and have been provided to indicate the potential impact that changes in assumptions may have on the estimate of the fair value of MSRs.

Summary Financial Data

	Quarter Ended
(in thousands, except per share data and FTE data)	March 31, 2024	December 31, 2023	March 31, 2023

Select Income Statement data:
Net interest income	$32,151	$34,989	$49,376
Provision for credit losses	—	445	593
Noninterest income	9,454	10,956	10,190
Noninterest expense	52,164	49,511	52,491
Income (loss) before income taxes	(10,559)	(4,011)	6,482
Net income (loss)	(7,497)	(3,419)	5,058
Net income (loss) per fully diluted share	(0.40)	(0.18)	0.27
Core net income (loss): (1)
Total	(5,469)	(2,249)	5,058
Core net income (loss) per fully diluted share	(0.29)	(0.12)	0.27
Select Performance Ratios:
Return on average equity - annualized	(5.6)%	(2.6)%	3.5%
Return on average tangible equity - annualized (1)	(3.8)%	(1.3)%	4.1%
Return on average assets - annualized
Net income (loss)	(0.32)%	(0.15)%	0.22%
Core (1)	(0.23)%	(0.10)%	0.22%
Efficiency ratio (1)	118.0%	105.9%	87.2%
Net interest margin	1.44%	1.59%	2.23%
Other data
Full time equivalent employees	858	875	920
(1)Core net income (loss), core net income (loss) per fully diluted share, return on average tangible equity, core return on average assets and the efficiency ratio are non-GAAP financial measures. measures. For a reconciliation of these measures to the nearest comparable GAAP financial measure or the computation of the measure see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of
(in thousands, except share and per share data)	March 31, 2024	December 31, 2023

Selected Balance Sheet Data
Loans held for sale	$21,102	$19,637
Loans held for investment, net	7,405,052	7,382,404
ACL	39,677	40,500
Investment securities	1,191,108	1,278,268
Total assets	9,455,182	9,392,450
Deposits	6,491,102	6,763,378
Borrowings	2,094,000	1,745,000
Long-term debt	224,857	224,766
Total shareholders' equity	527,333	538,387
Other data:
Book value per share	$27.96	$28.62
Tangible book value per share (1)	$27.49	$28.11
Total equity to total assets	5.6%	5.7%
Tangible common equity to tangible assets (1)	5.5%	5.6%
Shares outstanding at end of period	18,857,566	18,810,055
Loans to deposit ratio (Bank)	114.3%	109.4%

Credit Quality:
ACL to total loans (2)	0.54%	0.55%
ACL to nonaccrual loans	80.2%	103.9%
Nonaccrual loans to total loans	0.66%	0.53%
Nonperforming assets to total assets	0.56%	0.45%
Nonperforming assets	$52,584	$42,643
Regulatory Capital Ratios:
Bank
Tier 1 leverage	8.34%	8.50%
Total risk-based capital	13.34%	13.49%
Common equity Tier 1 capital	12.67%	12.79%
Company
Tier 1 leverage	6.90%	7.04%
Total risk-based capital	12.70%	12.84%
Common equity Tier 1 capital	9.55%	9.66%
(1)Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. For a reconciliation of this measure to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2) This ratio excludes balances insured by the FHA or guaranteed by the VA or SBA.

Current Developments
Proposed Merger Transaction
On January 16, 2024, the Company entered into a definitive merger agreement (as amended on April 30, 2024, the “merger agreement”) with FirstSun, the holding company of Sunflower Bank and Dynamis Subsidiary, Inc., whereby, under the merger agreement, the Company and the Bank will merge with and into FirstSun and Sunflower Bank, respectively. The agreement was amended on April 30, 2024, and subject to the terms and conditions of the merger agreement, the companies will combine in an all-stock transaction in which HomeStreet shareholders will receive 0.3867 of a share of FirstSun common stock for each share of HomeStreet common stock. The parties to the Merger expect to complete the Merger in late 2024, subject to the satisfaction of closing conditions, including receipt of customary required regulatory approvals, the approval of the merger agreement by HomeStreet shareholders and satisfaction or waiver of other closing conditions.

Economic and Market Conditions

Our financial results have been adversely impacted by the historically significant increase in short-term interest rates by the Federal Reserve during 2022 and 2023. This dramatic increase in rates resulted in significant reductions in loan demand, particularly in single family mortgage. Accordingly, our gain on loan sales activities declined significantly and are expected to remain at low levels in 2024. Additionally, our interest sensitive deposits declined as customers moved funds to higher yielding products both at our Bank and at other financial institutions and brokerage firms. We have taken a number of steps to reduce the pressure on our funding base, including: (i) significantly reducing our level of loan originations; and (ii) introducing promotional priced deposit products which allow us to attract and retain deposits without repricing our existing interest-bearing deposit base. Inflationary pressures have adversely impacted our operations by increasing our costs, primarily compensation costs which we expect to be higher in 2024.

Due to the impacts of the significant increases in short term rates by the Federal Reserve in 2023, and as a result of our actions taken to address the impact of these increases, we expect the balance of our loans held for investment to stay relatively stable during 2024 and our net interest margin to be lower in 2024 as compared to 2023.

Management's Overview of the First Quarter 2024 Financial Performance

First Quarter of 2024 Compared to the Fourth Quarter of 2023

General: Our net loss and loss before income taxes were $(7.5) million and $(10.6) million, respectively, in the first quarter of 2024, as compared to $(3.4) million and $(4.0) million, respectively, in the fourth quarter of 2023. The $6.5 million increase in loss before income taxes was due to lower net interest income, lower noninterest income and an increase in noninterest expense which was partially offset by a lower provision for credit losses.

Income Taxes: The income tax benefit realized in the first quarter of 2024 resulted in an effective tax rate of 29.0% as compared to an effective tax rate of 14.8% in the fourth quarter of 2023. Our effective tax rate in the first quarter of 2024 was higher than our statutory rate of 24.6% due to the impact of tax advantaged investments which creates a higher benefit due to our loss. Our effective tax rate of 14.8% in the fourth quarter of 2023 was significantly impacted by the goodwill impairment charge taken in 2023, a portion of which was not deductible for tax purposes, the effect of which was partially offset by benefits of tax advantaged investments.

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

	Quarter Ended
	March 31, 2024			December 31, 2023
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$7,460,650	$86,427	4.60%	$7,465,375	$87,193	4.60%
Investment securities (1)	1,239,093	11,627	3.75%	1,278,344	12,591	3.94%
FHLB Stock, Fed Funds and other	388,462	5,571	5.76%	179,619	2,603	5.72%
Total interest-earning assets	9,088,205	103,625	4.54%	8,923,338	102,387	4.52%
Noninterest-earning assets	413,984			428,528
Total assets	$9,502,189			$9,351,866
Liabilities and shareholders' equity:
Interest-bearing deposits: (2)
Demand deposits	$324,210	$170	0.21%	$341,697	$185	0.22%
Money market and savings	1,840,023	7,380	1.60%	1,981,308	7,797	1.55%
Certificates of deposit	3,068,404	35,057	4.60%	2,864,237	31,335	4.34%
Total	5,232,637	42,607	3.27%	5,187,242	39,317	3.00%
Borrowings:
Borrowings	2,074,527	24,676	4.73%	1,975,536	23,845	4.74%
Long-term debt	224,812	3,107	5.51%	224,722	3,128	5.52%
Total interest-bearing liabilities	7,531,976	70,390	3.74%	7,387,500	66,290	3.55%
Noninterest-bearing liabilities:
Demand deposits (2)	1,319,309			1,343,043
Other liabilities	113,277			107,565
Total liabilities	8,964,562			8,838,108
Shareholders' equity	537,627			513,758
Total liabilities and shareholders' equity	$9,502,189			$9,351,866
Net interest income		$33,235			$36,097
Net interest rate spread			0.80%			0.98%
Net interest margin			1.44%			1.59%

(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.1 million for both quarters ended March 31, 2024 and December 31, 2023. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 2.61% and 2.39% for the quarters ended March 31, 2024 and December 31, 2023, respectively.

Our net interest income in the first quarter of 2024 was $2.8 million lower than the fourth quarter of 2023 due to a decrease in our net interest margin from 1.59% to 1.44%. The decrease in our net interest margin was due to a 19 basis point increase in the cost of interest-bearing liabilities which was due primarily to a 22 basis point increase in the cost of deposits. The increase in the rates paid on deposits was due to the migration of noninterest-bearing and lower cost interest-bearing accounts to higher cost certificates of deposit and money market accounts.

Provision for Credit Losses: There was no provision for credit losses recognized during the first quarter of 2024 as compared to a $0.4 million provision in the fourth quarter of 2023. These low levels of provisions for credit losses reflect the stable balance of our loan portfolio, a minimal level of identified credit issues in our loan portfolio and the lack of significant expected credit issues arising in future periods.

Noninterest Income consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2024	December 31, 2023

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$1,986	$1,844
CRE, multifamily and SBA	320	264
Loan servicing income	3,032	3,258
Deposit fees	2,241	2,331
Other	1,875	3,259
Total noninterest income	$9,454	$10,956
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2024	December 31, 2023

Single family servicing income, net
Servicing fees and other	$3,839	$3,880
Changes - amortization (1)	(1,428)	(1,504)
Net	2,411	2,376
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	618	(1,380)
Net gain (loss) from economic hedging (3)	(1,110)	1,089
Subtotal	(492)	(291)
Single Family servicing income	1,919	2,085

Commercial loan servicing income:
Servicing fees and other	2,515	2,588
Amortization of capitalized MSRs	(1,402)	(1,415)
Total	1,113	1,173
Total loan servicing income	$3,032	$3,258
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.3 million for both the quarters ended March 31, 2024 and December 31, 2023.

Noninterest income in the first quarter of 2024 decreased from the fourth quarter of 2023 primarily due to higher levels of income realized in the fourth quarter of 2023 from our investments in small business investment companies.

Noninterest Expense consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2024	December 31, 2023

Noninterest expense
Compensation and benefits	$28,011	$27,033
Information services	7,342	7,694
Occupancy	5,434	5,407
General, administrative and other	11,377	9,377
Total noninterest expense	$52,164	$49,511

The increase in noninterest expenses in the first quarter of 2024, as compared to the fourth quarter of 2023 was primarily due to seasonally higher compensation costs and a $1.1 million increase in merger related expenses.

First Quarter of 2024 Compared to First Quarter of 2023

General: Our net income (loss) and income (loss) before income taxes were $(7.5) million and $(10.6) million, respectively, in the first quarter of 2024, as compared to $5.1 million and $6.5 million, respectively, in the first quarter of 2023. Our core net income (loss) and core income (loss) before income taxes in the first quarter of 2024, which excludes the impact of merger related expenses, was $(5.5) million and $(8.0) million, as compared to $5.1 million and $6.5 million, respectively, in the first quarter of 2023. The $14.4 million decrease in core income before taxes was primarily due to lower net interest income, partially offset by a lower provision for credit losses.

Income Taxes: The income tax benefit realized in the first quarter of 2024 resulted in an effective tax rate of 29.0% which was higher than our statutory rate of 24.6% due to the impact of tax advantaged investments which creates a higher benefit to our loss. Our effective tax rate in the first quarter of 2023 of 22.0% was lower than the statutory rate due to the benefits of tax advantaged investments.

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

	Quarter Ended March 31,
	2024			2023
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$7,460,650	$86,427	4.60%	$7,471,456	$82,790	4.44%
Investment securities (1)	1,239,093	11,627	3.75%	1,452,137	13,733	3.78%
FHLB Stock, Fed Funds and other	388,462	5,571	5.76%	126,891	1,750	5.59%
Total interest-earning assets	9,088,205	103,625	4.54%	9,050,484	98,273	4.35%
Noninterest-earning assets	413,984			480,221
Total assets	$9,502,189			$9,530,705
Interest-bearing liabilities:
Interest-bearing deposits: (2)
Demand deposits	$324,210	$170	0.21%	$430,268	$299	0.28%
Money market and savings	1,840,023	7,380	1.60%	2,555,512	7,353	1.16%
Certificates of deposit	3,068,404	35,057	4.60%	2,715,921	21,718	3.24%
Total	5,232,637	42,607	3.27%	5,701,701	29,370	2.09%
Borrowings:
Borrowings	2,074,527	24,676	4.73%	1,342,347	15,340	4.57%
Long-term debt	224,812	3,107	5.51%	224,435	2,965	5.28%
Total interest-bearing liabilities	7,531,976	70,390	3.74%	7,268,483	47,675	2.64%
Noninterest-bearing liabilities:
Demand deposits (2)	1,319,309			1,511,437
Other liabilities	113,277			172,252
Total liabilities	8,964,562			8,952,172
Shareholders' equity	537,627			578,533
Total liabilities and shareholders' equity	$9,502,189			$9,530,705
Net interest income		$33,235			$50,598
Net interest spread			0.80%			1.71%
Net interest margin			1.44%			2.23%
(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.1 million and $1.2 million for the quarters ended March 31, 2024 and 2023, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 2.61% and 1.65% for the quarters ended March 31, 2024 and 2023, respectively.

Net interest income in the first quarter of 2024 decreased $17.2 million as compared to the first quarter of 2023 due primarily to a decrease in our net interest margin. Our net interest margin decreased from 2.23% in the first quarter of 2023 to 1.44% in the first quarter of 2024 due to a 110 basis point increase in the rates paid on interest-bearing liabilities which was partially offset by a 19 basis point increase in the yield on interest earning assets. Yields on interest-earning assets increased as yields on adjustable rate loans increased due to increases in the indexes on which their pricing is based. The increase in the rates paid on our interest-bearing liabilities was due to an increase in the proportion of higher cost borrowings and a decrease in the proportion of noninterest-bearing deposits to the total balance of interest-bearing liabilities and higher deposit costs and higher borrowing costs. The increases in the rates paid on deposits were due to increases in market interest rates over the prior year and the migration of noninterest-bearing and lower cost interest-bearing accounts to higher cost certificates of deposit and money market accounts.

Provision for Credit Losses: There was no provision for credit losses recognized during the first quarter of 2024 as compared to a $0.6 million provision in the first quarter of 2023. These low levels of provisions for credit losses reflect the stable balance of our loan portfolio, a minimal level of identified credit issues in our loan portfolio and the lack of significant expected credit issues arising in future periods.

Noninterest Income consisted of the following:

	Quarter Ended March 31,
(in thousands)	2024	2023

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$1,986	$2,218
CRE, multifamily and SBA	320	192
Loan servicing income	3,032	3,039
Deposit fees	2,241	2,658
Other	1,875	2,083
Total noninterest income	$9,454	$10,190
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2024	2023

Single family servicing income, net
Servicing fees and other	$3,839	$3,923
Changes - amortization (1)	(1,428)	(1,684)
Net	2,411	2,239
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	618	(311)
Net gain (loss) from economic hedging (3)	(1,110)	(81)
Subtotal	(492)	(392)
Single Family servicing income	1,919	1,847

Commercial loan servicing income:
Servicing fees and other	2,515	2,746
Amortization of capitalized MSRs	(1,402)	(1,554)
Total	1,113	1,192
Total loan servicing income	$3,032	$3,039

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.3 million and $0.4 million for the quarters ended March 31, 2024 and 2023, respectively.

Noninterest Expense consisted of the following:

	Quarter Ended March 31,
(in thousands)	2024	2023

Noninterest expense
Compensation and benefits	$28,011	$29,253
Information services	7,342	7,145
Occupancy	5,434	5,738
General, administrative and other	11,377	10,355
Total noninterest expense	$52,164	$52,491

The $0.3 million decrease in noninterest expenses in the first quarter of 2024 as compared to the first quarter of 2023 was primarily due to lower compensation and benefit costs, partially offset by higher general, administrative and other costs. The decrease in compensation and benefit costs was primarily due to lower staffing levels, which was partially offset by wage increases given in the first quarter of 2024. FTEs decreased from 920 at the quarter ended March 31, 2023 compared to 858 at the quarter ended March 31, 2024. The increase in general, administrative and other costs was primarily due to $2.6 million in merger related costs.

Financial Condition

During the first quarter of 2024, our total assets increased $63 million due primarily to a $105 million increase in cash, partially offset by a decrease in investment securities. During the first quarter of 2024 total liabilities increased $74 million due to an increase in borrowings, partially offset by a decrease in deposits. The $272 million decrease in deposits was primarily due to a $297 million decrease in brokered certificates of deposit. The $349 million of additional borrowings were used to replace maturing brokered deposits and increase our on-balance sheet cash balances.

Credit Risk Management

During the first quarter of 2024, our ratios of nonperforming assets to total assets and total loans delinquent over 30 days, including nonaccrual loans, increased but remained at low levels. As of March 31, 2024, our ratio of nonperforming assets to total assets was 0.56%, while our ratio of total loans delinquent over 30 days, including nonaccrual loans, to total loans was 0.82%.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	At March 31, 2024		At December 31, 2023
(in thousands)	Amount	Rate (1)	Amount	Rate (1)

CRE
Non-owner occupied CRE	$2,131	0.34%	$2,610	0.41%
Multifamily	18,947	0.48%	13,093	0.33%
Construction/land development
Multifamily construction	1,621	0.84%	3,983	2.37%
CRE construction	188	1.02%	189	1.02%
Single family construction	5,578	2.00%	7,365	2.69%
Single family construction to permanent	435	0.51%	672	0.64%
Total	28,900	0.56%	27,912	0.54%
Commercial and industrial loans
Owner occupied CRE	836	0.22%	899	0.23%
Commercial business	2,646	0.69%	2,950	0.83%
Total	3,482	0.46%	3,849	0.52%
Consumer loans
Single family	4,273	0.40%	5,287	0.51%
Home equity and other	3,022	0.78%	3,452	0.90%
Total	7,295	0.51%	8,739	0.61%
Total ACL	$39,677	0.54%	$40,500	0.55%
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

The Company's primary sources of liquidity include deposits, loan payments and investment securities payments, both principal and interest, borrowings, and proceeds from the sale of loans and investment securities. Borrowings include advances from the FHLB, federal funds purchased, borrowings from the Bank Term Funding Program and borrowings from other financial institutions. Additionally, the Company may sell stock or issue long-term debt to raise funds. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit inflows and outflows and prepayments of loans and investment securities are greatly influenced by interest rates, economic conditions and competition.

The Company’s contractual cash flow obligations include the maturity of certificates of deposit, short-term and long-term borrowings, interest on certificates of deposit and borrowings, operating leases and fees for information technology related services and professional services. Obligations for certificates of deposit and short-term borrowings are typically satisfied through the renewal of these instruments or the generation of new deposits or use of available short-term borrowings. Interest payments and obligations related to leases and services are typically met by cash generated from our operations. The Company has $65 million of Senior Notes which mature in 2026 which it expects to pay off from available cash or from the issuance of new debt.

At March 31, 2024 and December 31, 2023, the Bank had available borrowing capacity of $1.6 billion and $2.1 billion, respectively, from the FHLB, and $853 million and $710 million, respectively, from the FRBSF and $1.1 billion, in both periods, under borrowing lines established with other financial institutions.

Cash Flows

For the quarter ended March 31, 2024, cash and cash equivalents increased by $105 million compared to an increase of $304 million during the quarter ended March 31, 2023. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the quarter ended March 31, 2024, net cash of $7.8 million was used in operating activities, as cash generated from operations was offset by cash used to fund LHFS in excess of proceeds from the sale of loans and increases in other assets. For the quarter ended March 31, 2023, net cash of $52 million was used in operating activities, primarily from cash proceeds from the purchase of trading securities and cash used to fund LHFS exceeding proceeds from the sale of loans.

Cash flows from investing activities

The Company's investing activities primarily include AFS investment securities and loans originated as held for investment. For the quarter ended March 31, 2024, net cash of $36 million was provided by investing activities primarily from principal repayments on AFS securities, partially offset by the origination of LHFI net of principal repayments and net FHLB stock purchases. For the quarter ended March 31, 2023, net cash of $269 million was provided by investing activities primarily from net cash acquired from an acquisition partially offset by the origination of LHFI net of principal repayments and the purchase of AFS investment securities and net FHLB stock purchases.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the quarter ended March 31, 2024, net cash of $76 million was provided by financing activities, primarily due to by an increase in short-term and long-term borrowings, partially offset by decreases in deposits. For the quarter ended March 31, 2023, net cash of $87 million was provided by financing activities, primarily due to an increase in short-term and long-term borrowings partially offset by a decrease in deposits and dividends paid on our common stock.

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

These commitments include the following:

(in thousands)	At March 31, 2024	At December 31, 2023

Unused consumer portfolio lines	$599,576	$586,904
Commercial portfolio lines (1)	653,192	648,609
Commitments to fund loans	19,644	38,426
Total	$1,272,412	$1,273,939
(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments were $414 million and $403 million at March 31, 2024 and December 31, 2023, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as compared to the respective regulatory requirements applicable to them:

	At March 31, 2024
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$669,490	6.90%	$388,113	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	609,490	9.55%	287,337	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	669,490	10.48%	383,116	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	810,910	12.70%	510,822	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$808,549	8.34%	$387,900	4.0%	$484,875	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	808,549	12.67%	287,224	4.5%	414,880	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	808,549	12.67%	382,966	6.0%	510,621	8.0%
Total risk-based capital (to risk-weighted assets)	851,564	13.34%	510,621	8.0%	638,276	10.0%

	At December 31, 2023
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$675,440	7.04%	$383,696	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	615,440	9.66%	286,709	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	675,440	10.60%	382,279	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	818,075	12.84%	509,705	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$814,719	8.50%	$383,482	4.0%	$479,352	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	814,719	12.79%	286,569	4.5%	413,933	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	814,719	12.79%	382,092	6.0%	509,456	8.0%
Total risk-based capital (to risk-weighted assets)	858,992	13.49%	509,456	8.0%	636,820	10.0%

As of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though both the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At March 31, 2024, capital conservation buffers for the Company and the Bank were 4.48% and 5.34%, respectively.

The Company did not declare a cash dividend in the quarter and currently does not plan to pay any quarterly dividends in 2024. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions.

We had no material commitments for capital expenditures as of March 31, 2024.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with GAAP, we use certain use certain non-GAAP measures of financial performance. In this Form 10-Q, we use the following non-GAAP measures: (i) tangible common equity and tangible assets as we believe this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios; (ii) core income and effective tax rate on core income before taxes, which excludes goodwill impairment charges and merger related expenses and the related tax impact as we believe this measure is a better comparison to be used for projecting future results and (iii) an efficiency ratio which is the ratio of noninterest expense to the sum of net interest income and noninterest income, excluding certain items of income or expense and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income taxes and we believe including them in noninterest expense impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income taxes.

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

We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate a comparison of our performance to prior periods. We believe these measures are frequently used by securities analysts, investors and other parties in the evaluation of companies in our industry. These non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP. In the information below, we have provided reconciliations of, where applicable, the most comparable GAAP financial measures to the non-GAAP measures used in this quarterly report, or a calculation of the non-GAAP financial measure.

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	For the Quarter Ended
(in thousands, except ratio, rate and share data)	March 31, 2024	December 31, 2023	March 31, 2023

Core net income (loss)
Net income (loss)	$(7,497)	$(3,419)	$5,058
Adjustments (tax effected)
Merger related expenses	2,028	1,170	—
Total	$(5,469)	$(2,249)	$5,058
Core net income (loss) per fully diluted share
Fully diluted shares	18,856,870	18,807,965	18,771,899
Computed amount	$(0.29)	$(0.12)	$0.27

Return on average tangible equity (annualized)
Average shareholders' equity	$537,627	$513,758	$578,533
Less: Average goodwill and other intangibles	(9,403)	(10,149)	(30,969)
Average tangible equity	$528,224	$503,609	$547,564

Core net income (loss) (per above)	$(5,469)	$(2,249)	$5,058
Adjustments (tax effected)
Amortization on core deposit intangibles	488	615	459
Tangible income (loss) applicable to shareholders	$(4,981)	$(1,634)	$5,517
Ratio	(3.8)%	(1.3)%	4.1%

Efficiency ratio
Noninterest expense
Total	$52,164	$49,511	$52,491
Adjustments:
Merger related expenses	(2,600)	(1,500)	—
State of Washington taxes	(452)	659	(555)
Adjusted total	$49,112	$48,670	$51,936

Total revenues
Net interest income	$32,151	$34,989	$49,376
Noninterest income	9,454	10,956	10,190
Total	$41,605	$45,945	$59,566

Ratio	118.0%	105.9%	87.2%

Return on Average assets (annualized) - Core
Average Assets	$9,502,189	$9,351,866	$9,530,705
Core net income (loss) - per above	(5,469)	(2,249)	5,058
Ratio	(0.23)%	(0.10)%	0.22%

Effective tax rate used in computations above	22.0%	22.0%	22.0%

	As of
(in thousands, except ratio, rate and share data)	March 31, 2024	December 31, 2023

Tangible book value per share
Shareholders' equity	$527,333	$538,387
Less: intangible assets	(9,016)	(9,641)
Tangible shareholder's equity	$518,317	$528,746

Common shares outstanding	18,857,566	18,810,055
Computed amount	$27.49	$28.11

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$518,317	$528,746
Tangible assets
Total assets	$9,455,182	$9,392,450
Less: intangible assets	(9,016)	(9,641)
Net	$9,446,166	$9,382,809

Ratio	5.5%	5.6%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals:

	At March 31, 2024
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$320,327	$—	$—	$—	$—	$—	$—	$—	$320,327
FHLB Stock	68,095	—	—	—	—	—	5,627	—	73,722
Investment securities (1)	134,352	116,717	45,647	157,813	152,955	548,218	35,406	—	1,191,108
LHFS	21,102	—	—	—	—	—	—	—	21,102
LHFI (1)	1,301,538	418,824	552,931	1,944,290	1,915,452	1,234,902	76,792	—	7,444,729
Total	1,845,414	535,541	598,578	2,102,103	2,068,407	1,783,120	117,825	—	9,050,988
Non-interest-earning assets	—	—	—	—	—	—	—	404,194	404,194
Total assets	$1,845,414	$535,541	$598,578	$2,102,103	$2,068,407	$1,783,120	$117,825	$404,194	$9,455,182
Interest-bearing liabilities:
Demand deposit accounts (2)	$330,301	$—	$—	$—	$—	$—	$—	$—	$330,301
Savings accounts (2)	256,383	—	—	—	—	—	—	—	256,383
Money market accounts (2)	1,536,341	—	—	—	—	—	—	—	1,536,341
Certificates of deposit	1,373,216	1,089,329	320,049	265,129	8,680	45	70	—	3,056,518
FHLB advances	284,000	—	225,000	800,000	200,000	—	—	—	1,509,000
FRB borrowings	300,000	—	285,000	—	—	—	—	—	585,000
Long-term debt (3)	59,857	—	—	165,000	—	—	—	—	224,857
Total	4,140,098	1,089,329	830,049	1,230,129	208,680	45	70	—	7,498,400
Non-interest bearing liabilities	—	—	—	—	—	—	—	1,429,449	1,429,449
Shareholders' Equity	—	—	—	—	—	—	—	527,333	527,333
Total liabilities and shareholders' equity	$4,140,098	$1,089,329	$830,049	$1,230,129	$208,680	$45	$70	$1,956,782	$9,455,182
Interest sensitivity gap	$(2,294,684)	$(553,788)	$(231,471)	$871,974	$1,859,727	$1,783,075	$117,755
Cumulative interest sensitivity gap
Total	$(2,294,684)	$(2,848,472)	$(3,079,943)	$(2,207,969)	$(348,242)	$1,434,833	$1,552,588
As a % of total assets	(24)%	(30)%	(33)%	(23)%	(4)%	15%	16%
As a % of cumulative interest-bearing liabilities	45%	46%	49%	70%	95%	119%	121%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of March 31, 2024, the Company is considered liability-sensitive as exhibited by the gap table. To reduce our net interest income sensitivity the Company has taken actions to extend the duration of its liabilities, both through increased levels of term certificates of deposit and the utilization of fixed-rate term borrowings.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of March 31, 2024 and December 31, 2023 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	At March 31, 2024		At December 31, 2023
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+300	(16.5)%	(25.1)%	(15.4)%	(23.8)%
+200	(10.1)%	(14.7)%	(9.4)%	(13.9)%
+100	(4.5)%	(6.2)%	(4.2)%	(5.9)%
-100	3.8%	2.6%	3.5%	1.9%
-200	7.2%	1.6%	6.6%	1.0%
-300	11.0%	(3.0)%	10.9%	(6.7)%
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

The changes in interest rate sensitivity between December 31, 2023 and March 31, 2024 reflected the impact of higher market interest rates, a flat to inverted yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

Current Banking Environment

Industry events, including bank failures, have led to uncertainty and concerns regarding the liquidity positions of the banking sector. These failures underscore the importance of maintaining access to diverse sources of funding. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the higher interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. Reliance on secondary funding sources could increase the Company's overall cost of funding and reduce net interest income. As of March 31, 2024, the Company had available contingent liquidity of $5.1 billion which is equal to 78% of its total deposits and the level of uninsured deposits was 8% of total deposits. The Company believes it has sufficient liquidity to meet its current needs.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 11, 2024, a putative shareholder of the Company filed a complaint related to the pending Merger transaction in the U.S. District Court for the Southern District of New York (the “Complaint”). The action is captioned as Marsha Ederer v. HomeStreet, Inc. et al., No. 24-cv-02748. The Complaint named as defendants the Company and the Company’s Board of Directors. The Complaint alleges, among other things, that the proxy statement/prospectus filed with the SEC on March 8, 2024 in connection with the Merger was materially incomplete and misleading. This, according to the Complaint, violated Section 14(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act. The Complaint seeks, among other things: (i) an injunction enjoining the Merger, (ii) rescission or rescissory damages in the event the Merger contemplated by the Merger Agreement is consummated, (iii) direction that defendants cause a revised proxy statement/prospectus to be disseminated, (iv) costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees, and (v) other relief the court may deem just and proper. The Complaint remains pending, but no defendant in the case has been served, and the plaintiff has taken no steps to pursue the litigation.

Additional lawsuits arising out of the Merger may be filed in the future. There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. HomeStreet believes that the Complaint is without merit and intends to defend vigorously against the Complaint.

ITEM 1ARISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position. There have been no material changes in our risk factors from those described in our 2023 Annual Report on Form 10-K, other than the updates to the risk factor set forth below.

Regulatory approvals may not be received, have taken longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, various consents, approvals, waiver or non-objections must be obtained from state and federal governmental authorities, including the Federal Reserve Board, the Texas Department of Banking and the Director of the State of Washington Department of Financial Institutions. Satisfying the requirements of these governmental authorities have delayed and may further delay the completion of the Merger, or one or more of these approvals may not be obtained at all. In addition, these governmental authorities may include conditions or restrictions on the completion of the Merger, or require changes to the terms of the Merger. Under the Merger Agreement, the parties are not obligated to complete the Merger should any required regulatory approval contain any condition or restriction that would reasonably be expected to have a “material adverse effect” (as defined in the Merger Agreement) on the surviving entity in the Merger and its subsidiaries, taken as a whole, after giving effect to the Merger and the related merger of HomeStreet Bank into a wholly owned subsidiary of FirstSun.

Because the market price of FirstSun common stock will fluctuate, the Company’s shareholders cannot be certain of the market value of the Merger consideration they will receive.

In the Merger, each share of Company common stock that is issued and outstanding immediately prior to the effective time of the Merger (except for certain excluded shares) will be converted into 0.3867 of a share of FirstSun common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either FirstSun common stock or Company common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in FirstSun’s and the Company’s businesses, operations and prospects, volatility in the prices of securities in global financial markets, including market prices for the common stock of other banking companies, and changes in laws and regulations, many of which are beyond FirstSun’s and the Company’s control. The value that the Company’s shareholders will receive upon the closing of the Merger will depend on the market price of FirstSun common stock at the closing of the Merger, which is currently traded only on the OTC Bulletin Board but is expected to be approved for listing on the Nasdaq Stock Market prior to the effective time of the Merger. Accordingly, at the time of the shareholder meeting of the Company to vote on the Merger Agreement, shareholders may not know the market value of the consideration that they will receive upon completion of the Merger.

Issuance of shares of FirstSun common stock in connection with the Merger may adversely affect the market price of FirstSun common stock.

In connection with the payment of the merger consideration, FirstSun will issue shares of FirstSun common stock to the Company’s shareholders. In addition, FirstSun will issue up to approximately 4.8 million shares of its common stock to certain investors in exchange for up to $155 million concurrently with the closing of the Merger. The issuance of these new shares of FirstSun common stock may result in fluctuations in the market price of FirstSun common stock, including a stock price decrease.

In connection with the Merger, FirstSun will assume the Company’s outstanding debt obligations under its indentures and issue subordinated debt, and the combined company’s level of indebtedness following the completion of the Merger could adversely affect the combined company’s ability to raise additional capital and to meet its obligations under its existing indebtedness.

In connection with the Merger, FirstSun will assume the Company’s outstanding debt obligations under the Company’s indentures. In addition, FirstSun is expected to issue prior to or as of the closing of the Merger at least $48.5 million of subordinated debt. FirstSun’s existing debt, together with any future incurrence of additional indebtedness, and the assumption of the Company’s outstanding indebtedness and issuance of subordinated debt in connection with the Merger, could have important consequences for the combined company’s creditors and the combined company’s stockholders. For example, it could:

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

The Merger Agreement contains “no shop” covenants that restrict each of FirstSun’s and the Company’s ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by FirstSun’s and the Company’s respective board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any acquisition proposal. These provisions, which include a $10 million termination fee payable by the Company under certain circumstances (which may be reduced to $2.6 million if the Company or FirstSun terminates the Merger Agreement after the Company receives a competing proposal that constitutes a superior proposal under the Merger Agreement prior to 11:59 p.m. New York time on May 30, 2024), may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition.

Holders of Company common stock will have reduced ownership and voting interest in the combined company after the consummation of the Merger and have less influence over management and the policies of the combined company.

Shareholders of FirstSun and the Company currently have the right to vote in the election of the board of directors and on other matters affecting FirstSun and the Company, respectively. Assuming the Merger is completed, each Company shareholder (subject to certain exceptions) will become a holder of common stock of the combined company, together with existing FirstSun stockholders. The Company shareholders will then own approximately 19% of the combined company (after taking into account up to approximately 4.8 million shares to be issued to such equity investors concurrently with the closing of the Merger). Because of this, the Company’s shareholders in the aggregate will have less influence on the management and policies of the combined company than they now have on the management and policies of the Company.

Shareholder litigation could prevent or delay the completion of the Merger or otherwise negatively impact the business and operations of FirstSun and the Company.

On April 11, 2024, a putative shareholder of the Company filed a complaint against the Company and the Company’s Board of Directors in the U.S. District Court for the Southern District of New York (the “Complaint”), alleging, among other things, that the proxy statement/prospectus filed with the SEC on March 8, 2024 in connection with the Merger was materially incomplete and misleading. The Complaint seeks remedies, including an injunction enjoining the Merger and rescission or rescissory damages in the event the Merger contemplated by the Merger Agreement is consummated. Additional lawsuits may be filed in the future.

One of the conditions to the closing is that there must be no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement. If any plaintiff were successful in obtaining an injunction prohibiting FirstSun or the Company from completing the Merger or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in significant costs to FirstSun or the Company, including any cost associated with the indemnification of directors and officers of each company. FirstSun and the Company may incur additional costs in connection with the defense or settlement of any stockholder or shareholder lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on the financial condition and results of operations of FirstSun and the Company and could prevent or delay the completion of the Merger.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
There were no sales of unregistered securities during the first quarter of 2024.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

During the quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of January 16, 2024, by and among HomeStreet, Inc., FirstSun Capital Bancorp and Dynamis Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to HomeStreet, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024)

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 30, 2024, by and among HomeStreet, Inc., FirstSun Capital Bancorp and Dynamis Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to HomeStreet, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 8, 2024.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)