Form 10-Q
period 2024-06-30
HomeStreet, Inc.
filed 2024-08-06
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
OR
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
Yes ☐  No ☒
The number of outstanding shares of the registrant's common stock as of August 2, 2024 was 18,857,565.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$218,731	$215,664
Investment securities	1,160,595	1,278,268
Loans held for sale ("LHFS")	29,781	19,637
Loans held for investment ("LHFI") (net of allowance for credit losses of $39,741 and $40,500)	7,340,309	7,382,404
Mortgage servicing rights ("MSRs")	101,308	104,236
Premises and equipment, net	50,353	53,582
Other real estate owned ("OREO")	3,000	3,667
Intangible assets	8,391	9,641
Other assets	353,571	325,351
Total assets	$9,266,039	$9,392,450
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,532,470	$6,763,378
Borrowings	1,886,000	1,745,000
Long-term debt	224,948	224,766
Accounts payable and other liabilities	102,504	120,919
Total liabilities	8,745,922	8,854,063
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares; issued and outstanding, 18,857,565 shares and 18,810,055 shares	231,721	229,889
Retained earnings	381,622	395,357
Accumulated other comprehensive income (loss)	(93,226)	(86,859)
Total shareholders' equity	520,117	538,387
Total liabilities and shareholders' equity	$9,266,039	$9,392,450
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023

Interest income:
Loans	$87,323	$85,813	$173,579	$168,351
Investment securities	10,160	12,872	20,874	25,635
Cash, Fed Funds and other	3,640	2,022	9,211	3,772
Total interest income	101,123	100,707	203,664	197,758
Interest expense:
Deposits	43,535	35,393	86,142	64,763
Borrowings	27,887	21,838	55,670	40,143
Total interest expense	71,422	57,231	141,812	104,906
Net interest income	29,701	43,476	61,852	92,852
Provision for credit losses	—	(369)	—	224
Net interest income after provision for credit losses	29,701	43,845	61,852	92,628
Noninterest income:
Net gain on loan origination and sale activities	3,036	2,456	5,342	4,866
Loan servicing income	3,410	3,259	6,442	6,298
Deposit fees	2,209	2,704	4,450	5,362
Other	4,572	1,892	6,447	3,975
Total noninterest income	13,227	10,311	22,681	20,501
Noninterest expense:
Compensation and benefits	27,616	27,776	55,627	57,029
Information services	7,580	7,483	14,922	14,628
Occupancy	5,130	5,790	10,564	11,528
General, administrative and other	10,605	9,875	21,982	20,230
Goodwill impairment	—	39,857	—	39,857
Total noninterest expense	50,931	90,781	103,095	143,272
Income (loss) before income taxes	(8,003)	(36,625)	(18,562)	(30,143)
Income tax (benefit) expense	(1,765)	(5,183)	(4,827)	(3,759)
Net income (loss)	$(6,238)	$(31,442)	$(13,735)	$(26,384)

Net income (loss) per share:
Basic	$(0.33)	$(1.67)	$(0.73)	$(1.41)
Diluted	(0.33)	(1.67)	(0.73)	(1.41)
Weighted average shares outstanding:
Basic	18,857,566	18,775,022	18,857,218	18,765,292
Diluted	18,857,566	18,775,022	18,857,218	18,765,292

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Net income (loss)	$(6,238)	$(31,442)	$(13,735)	$(26,384)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	(2,505)	(20,324)	(8,264)	(2,949)
Reclassification for net (gains) losses included in income	—	—	—	(3)
Other comprehensive income (loss) before tax	(2,505)	(20,324)	(8,264)	(2,952)
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	(620)	(5,313)	(1,897)	(1,712)
Reclassification for net (gains) losses included in income	—	—	—	(1)
Total	(620)	(5,313)	(1,897)	(1,713)
Other comprehensive income (loss)	(1,885)	(15,011)	(6,367)	(1,239)
Total comprehensive income (loss)	$(8,123)	$(46,453)	$(20,102)	$(27,623)
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended June 30, 2023
Balance, March 31, 2023	18,767,811	$227,293	$433,459	$(85,758)	$574,994
Net income (loss)	—	—	(31,442)	—	(31,442)
Share-based compensation expense	—	968	—	—	968
Common stock issued - Stock grants	8,885	—	—	—	—
Other comprehensive income (loss)	—	—	—	(15,011)	(15,011)
Dividends declared on common stock ($0.10 per share)	—	—	(1,885)	—	(1,885)
Common stock repurchased	(99)	(1)	—	—	(1)
Balance, June 30, 2023	18,776,597	$228,260	$400,132	$(100,769)	$527,623

For the six months ended June 30, 2023
Balance, December 31, 2022	18,730,380	$226,592	$435,085	$(99,530)	$562,147
Net income (loss)	—	—	(26,384)	—	(26,384)
Share-based compensation expense	—	1,984	—	—	1,984
Common stock issued - Stock grants	59,311	—	—	—	—
Other comprehensive income (loss)	—	—	—	(1,239)	(1,239)
Dividends declared on common stock ($0.45 per share)	—	—	(8,569)	—	(8,569)
Common stock repurchased	(13,094)	(316)	—	—	(316)
Balance, June 30, 2023	18,776,597	$228,260	$400,132	$(100,769)	$527,623

For the quarter ended June 30, 2024
Balance, March 31, 2024	18,857,565	$230,814	$387,860	$(91,341)	$527,333
Net income (loss)	—	—	(6,238)	—	(6,238)
Share-based compensation expense	—	907	—	—	907
Common stock issued - Stock grants	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(1,885)	(1,885)
Common stock repurchased	—	—	—	—	—
Balance, June 30, 2024	18,857,565	$231,721	$381,622	$(93,226)	$520,117

For the six months ended June 30, 2024
Balance, December 31, 2023	18,810,055	$229,889	$395,357	$(86,859)	$538,387
Net income (loss)	—	—	(13,735)	—	(13,735)
Share-based compensation expense	—	1,966	—	—	1,966
Common stock issued - Stock grants	60,483	—	—	—	—
Other comprehensive income (loss)	—	—	—	(6,367)	(6,367)
Common stock repurchased	(12,973)	(134)	—	—	(134)
Balance, June 30, 2024	18,857,565	$231,721	$381,622	$(93,226)	$520,117
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,735)	$(26,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment charge	—	39,857
Provision for credit losses	—	224
Depreciation and amortization, premises and equipment	3,339	3,690
Amortization of premiums and discounts: investment securities, deposits, debt	1,104	41
Operating leases: excess of payments over amortization	(1,627)	(1,643)
Amortization of finance leases	99	239
Amortization of core deposit intangibles	1,250	1,375
Amortization of deferred loan fees and costs	(238)	(444)
Share-based compensation expense	1,966	1,984
Deferred income tax (benefit) expense	(7,662)	5,261
Origination of LHFS	(199,488)	(180,373)
Proceeds from sale of LHFS	191,557	169,534
Net fair value adjustment and gain on sale of LHFS	(1,440)	(733)
Origination of MSRs	(1,927)	(1,748)
Change in fair value of MSRs	1,994	2,301
Amortization of servicing rights	2,861	2,989
Net change in trading securities	(1,404)	(21,446)
Increase in other assets	(8,341)	(29,351)
Increase in accounts payable and other liabilities	2,096	3,657
Net cash used in operating activities	(29,596)	(30,970)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	—	(53,232)
Proceeds from sale of investment securities	—	4,693
Principal payments on investment securities	110,008	70,808
Proceeds from sale of OREO	126	274
Net (increase) decrease in LHFI	41,689	7,885
Purchase of premises and equipment	(6,347)	(2,033)
Net cash received from acquisition of branches	—	328,095
Proceeds from sale of Federal Home Loan Bank stock	111,965	69,444
Purchases of Federal Home Loan Bank stock	(134,397)	(83,432)
Net cash provided by investing activities	123,044	342,502

	Six Months Ended June 30,
(in thousands)	2024	2023

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	(231,287)	(1,158,444)
Changes in short-term borrowings, net	276,000	311,000
Proceeds from other long-term borrowings	585,000	745,000
Repayment of other long-term borrowings	(720,000)	(100,000)
Repayment of finance lease principal	(94)	(246)
Dividends paid on common stock	—	(8,569)
Net cash used in financing activities	(90,381)	(211,259)
Net increase in cash and cash equivalents	3,067	100,273
Cash and cash equivalents, beginning of year	215,664	72,828
Cash and cash equivalents, end of period	$218,731	$173,101
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$152,038	$100,281
Federal and state income taxes	(676)	46
Non-cash activities:
Increase in lease assets and lease liabilities	1,833	1,413
Loans transferred from LHFI to LHFS, net	793	2,973
Ginnie Mae loans recognized with the right to repurchase, net	130	—
Ginnie Mae loans derecognized with the right to repurchase, net	—	2,092
Repurchase of common stock-award shares	134	316
Acquisition:
Loans acquired	—	21,198
Premises and equipment and other assets	—	5,845
Liabilities assumed	—	377,607
Goodwill and other intangibles	—	22,469
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

Merger

On April 30, 2024, the Company entered into Amendment No. 1 to the previously announced definitive merger agreement with FirstSun Capital Bancorp (“FirstSun”), the holding company of Sunflower Bank, N.A ("Sunflower Bank"), and Dynamis Subsidiary, Inc., whereby, under the merger agreement, as amended, the Company and the Bank will merge with and into FirstSun and Sunflower Bank, respectively (collectively, the "Merger"). Subject to terms and conditions of the merger agreement, as amended, the companies will combine in an all-stock transaction in which HomeStreet shareholders will receive 0.3867 of a share of FirstSun common stock for each share of HomeStreet common stock. The parties to the Merger expect to complete the Merger in late 2024, subject to the satisfaction of closing conditions, including receipt of required regulatory approvals and satisfaction or waiver of other closing conditions.

Recent Accounting Developments

In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." The amendments in ASU 2023-06 modify the disclosure or presentation requirements of a variety of Topics in the Codification, with the intention of clarifying or improving them and align the requirements in the codification with the SEC's regulations (and will be removed from the SEC regulations). ASU 2023-06 should be adopted prospectively, and the effective date varies and is determined for each individual disclosure based on the effective date of the SEC's removal of the related disclosure. ASU 2023-06 will not have an impact on the Company's financial position or results of operation as it is disclosure only.

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

NOTE 2–INVESTMENT SECURITIES:
The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At June 30, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$184,354	$121	$(10,722)	$173,753
Commercial	54,932	—	(7,511)	47,421
Collateralized mortgage obligations ("CMOs"):
Residential	390,117	37	(35,193)	354,961
Commercial	62,043	—	(5,555)	56,488
Municipal bonds	446,338	103	(54,654)	391,787
Corporate debt securities	41,151	—	(6,375)	34,776
U.S. Treasury securities	22,483	—	(2,645)	19,838
Agency debentures	54,432	—	(1,299)	53,133
Total	$1,255,850	$261	$(123,954)	$1,132,157
HTM
Municipal bonds	$2,336	$—	$(45)	$2,291

	At December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$194,141	$117	$(10,460)	$183,798
Commercial	55,235	—	(7,479)	47,756
CMOs:
Residential	473,269	8	(33,539)	439,738
Commercial	63,456	—	(6,059)	57,397
Municipal bonds	452,057	670	(47,853)	404,874
Corporate debt securities	45,611	34	(7,098)	38,547
U.S. Treasury securities	22,658	—	(2,474)	20,184
Agency debentures	60,202	5	(1,302)	58,905
Total	$1,366,629	$834	$(116,264)	$1,251,199
HTM
Municipal bonds	$2,371	$—	$(40)	$2,331

At June 30, 2024, and December 31, 2023, the Company held $26 million and $25 million, respectively, of trading securities, consisting of US Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and included within investment securities on the balance sheet. For the quarters ended June 30, 2024 and 2023, net losses of $0.3 million and $1.1 million on trading securities, respectively, and for the six months ended June 30, 2024 and 2023, net losses of $0.9 million and $0.4 million on trading securities, respectively, were recorded in servicing income.

MBS and CMOs represent securities issued or guaranteed by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2024 and December 31, 2023, substantially all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon nationally recognized statistical rating organizations where available and, where not available, based upon internal ratings.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At June 30, 2024
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(1)	$426	$(10,721)	$167,595	$(10,722)	$168,021
Commercial	—	—	(7,511)	47,421	(7,511)	47,421
CMOs:
Residential	—	2,066	(35,193)	339,438	(35,193)	341,504
Commercial	—	—	(5,555)	56,488	(5,555)	56,488
Municipal bonds	(346)	20,649	(54,308)	358,287	(54,654)	378,936
Corporate debt securities	(8)	9,991	(6,367)	24,785	(6,375)	34,776
U.S. Treasury securities	—	—	(2,645)	19,838	(2,645)	19,838
Agency debentures	(9)	4,991	(1,290)	48,142	(1,299)	53,133
Total	$(364)	$38,123	$(123,590)	$1,061,994	$(123,954)	$1,100,117
HTM
Municipal bonds	$—	$—	$(45)	$2,291	$(45)	$2,291

	At December 31, 2023
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(3)	$1,145	$(10,457)	$177,393	$(10,460)	$178,538
Commercial	—	61	(7,479)	47,695	(7,479)	47,756
CMOs:
Residential	(368)	83,815	(33,171)	348,914	(33,539)	432,729
Commercial	—	—	(6,059)	57,397	(6,059)	57,397
Municipal bonds	(73)	7,489	(47,780)	364,775	(47,853)	372,264
Corporate debt securities	—	—	(7,098)	28,513	(7,098)	28,513
U.S. Treasury securities	—	—	(2,474)	20,184	(2,474)	20,184
Agency debentures	(135)	42,897	(1,167)	11,003	(1,302)	53,900
Total	$(579)	$135,407	$(115,685)	$1,055,874	$(116,264)	$1,191,281
HTM
Municipal bonds	$—	$—	$(40)	$2,331	$(40)	$2,331

The Company has evaluated AFS securities in an unrealized loss position and has determined the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of June 30, 2024 or December 31, 2023. The Company bases this conclusion in part on its periodic review of the credit ratings of the AFS securities or reviews of the financial condition of the issuers. In addition, as of June 30, 2024 and December 31, 2023, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield:

	At June 30, 2024
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$11,485	3.06%	$62,803	3.08%	$317,499	2.97%	$391,787	2.99%
Corporate debt securities	—	—%	14,073	4.94%	20,703	3.98%	—	—%	34,776	4.37%
U.S. Treasury securities	—	—%	19,838	1.13%	—	—%	—	—%	19,838	1.13%
Agency debentures	16,976	5.01%	25,988	5.27%	7,054	2.13%	3,115	2.13%	53,133	4.58%
Total	$16,976	5.01%	$71,384	3.70%	$90,560	3.21%	$320,614	2.96%	$499,534	3.18%

HTM
Municipal bonds	$—	—%	$2,291	2.28%	$—	—%	$—	—%	$2,291	2.28%

	At December 31, 2023
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$5,856	1.84%	$60,775	3.36%	$338,243	3.01%	$404,874	3.04%
Corporate debt securities	4,425	3.53%	12,714	4.95%	21,408	3.89%	—	—%	38,547	4.21%
U.S. Treasury securities	—	—%	20,184	1.14%	—	—%	—	—%	20,184	1.14%
Agency debentures	16,977	4.93%	30,925	5.20%	7,758	2.15%	3,245	2.17%	58,905	4.51%
Total	$21,402	4.64%	$69,679	3.64%	$89,941	3.40%	$341,488	3.00%	$522,510	3.21%

HTM
Municipal bonds	$—	—%	$2,331	2.29%	$—	—%	$—	—%	$2,331	2.29%

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security. Taxable-equivalent amounts are used where applicable. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of June 30, 2024 and December 31, 2023 was 3.09% and 3.21%, respectively.

Sales of AFS investment securities were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Proceeds	$—	$—	$—	$4,693
Gross gains	—	—	—	3
Gross losses	—	—	—	—

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At June 30, 2024	At December 31, 2023

Federal Reserve Bank to secure borrowings	$284,390	$647,104
Washington, Oregon and California to secure public deposits	167,406	10,654
Other securities pledged	1,381	1,440
Total securities pledged as collateral	$453,177	$659,198

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $2.8 million for both quarters ended June 30, 2024 and 2023 and $5.6 million for both six months ended June 30, 2024 and 2023.

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

(in thousands)	At June 30, 2024	At December 31, 2023

CRE
Non-owner occupied CRE	$612,937	$641,885
Multifamily	3,935,158	3,940,189
Construction/land development	530,445	565,916
Total	5,078,540	5,147,990
Commercial and industrial loans
Owner occupied CRE	372,452	391,285
Commercial business	376,711	359,049
Total	749,163	750,334
Consumer loans
Single family	1,152,004	1,140,279
Home equity and other	400,343	384,301
Total (1)	1,552,347	1,524,580
Total LHFI	7,380,050	7,422,904
Allowance for credit losses ("ACL")	(39,741)	(40,500)
Total LHFI less ACL	$7,340,309	$7,382,404
(1)    Includes $1.3 million at June 30, 2024 and December 31, 2023 of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Loans totaling $5.1 billion at June 30, 2024 and December 31, 2023 were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $1.2 billion at June 30, 2024 and December 31, 2023 were pledged to secure borrowings from the Federal Reserve Bank of San Francisco ("FRBSF").

Credit Risk Concentrations

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At June 30, 2024, and December 31, 2023 single family loans in the state of Washington represented 12% and 11% of the total LHFI portfolio. At June 30, 2024 and December 31, 2023, multifamily loans in California represented 36% of the total LHFI portfolio.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
As of June 30, 2024, the historical expected loss rates increased when compared to December 31, 2023 due to product mix risk and composition changes. During the six months ended June 30, 2024, the qualitative factors decreased due to economic conditions and improved collateral conditions, partially offset by increases related to the volume and nature of the portfolio. Additionally, over the two-year forecast period in the markets in which it operates, the Bank expects neutral economic forecasts and neutral to improving collateral forecasts.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $1.5 million and $1.8 million at June 30, 2024 and December 31, 2023, respectively.

The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $28.8 million and $28.9 million at June 30, 2024 and December 31, 2023, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Beginning balance	$39,677	$41,500	$40,500	$41,500
Provision for credit losses	128	111	370	700
Net (charge-offs) recoveries	(64)	(111)	(1,129)	(700)
Ending balance	$39,741	$41,500	$39,741	$41,500

Allowance for unfunded commitments:
Beginning balance	$1,581	$2,201	$1,823	$2,197
Provision for credit losses	(128)	(480)	(370)	(476)
Ending balance	$1,453	$1,721	$1,453	$1,721

Provision for credit losses:
Allowance for credit losses - loans	$128	$111	$370	$700
Allowance for unfunded commitments	(128)	(480)	(370)	(476)
Total	$—	$(369)	$—	$224

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows:

	Quarter Ended June 30, 2024
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,131	$—	$—	$(354)	$1,777
Multifamily	18,947	—	—	(1,877)	17,070
Construction/land development
Multifamily construction	1,621	—	—	350	1,971
CRE construction	188	—	—	(153)	35
Single family construction	5,578	—	—	(133)	5,445
Single family construction to permanent	435	—	—	(135)	300
Total	28,900	—	—	(2,302)	26,598
Commercial and industrial loans
Owner occupied CRE	836	—	—	(105)	731
Commercial business	2,646	(39)	39	2,949	5,595
Total	3,482	(39)	39	2,844	6,326
Consumer loans
Single family	4,273	—	1	(430)	3,844
Home equity and other	3,022	(87)	22	16	2,973
Total	7,295	(87)	23	(414)	6,817
Total ACL	$39,677	$(126)	$62	$128	$39,741

	Quarter Ended June 30, 2023
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,608	$—	$—	$(366)	$2,242
Multifamily	9,787	—	—	(92)	9,695
Construction/land development
Multifamily construction	1,345	—	—	221	1,566
CRE construction	204	—	—	(35)	169
Single family construction	12,525	—	—	(1,458)	11,067
Single family construction to permanent	1,211	—	—	210	1,421
Total	27,680	—	—	(1,520)	26,160
Commercial and industrial loans
Owner occupied CRE	910	—	—	20	930
Commercial business	3,416	(166)	24	563	3,837
Total	4,326	(166)	24	583	4,767
Consumer loans
Single family	5,804	—	2	811	6,617
Home equity and other	3,690	(90)	119	237	3,956
Total	9,494	(90)	121	1,048	10,573
Total ACL	$41,500	$(256)	$145	$111	$41,500

	Six Months Ended June 30, 2024
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,610	$—	$—	$(833)	$1,777
Multifamily	13,093	—	—	3,977	17,070
Construction/land development
Multifamily construction	3,983	—	—	(2,012)	1,971
CRE construction	189	—	—	(154)	35
Single family construction	7,365	—	—	(1,920)	5,445
Single family construction to permanent	672	—	—	(372)	300
Total	27,912	—	—	(1,314)	26,598
Commercial and industrial loans
Owner occupied CRE	899	—	—	(168)	731
Commercial business	2,950	(1,120)	40	3,725	5,595
Total	3,849	(1,120)	40	3,557	6,326
Consumer loans
Single family	5,287	—	3	(1,446)	3,844
Home equity and other	3,452	(111)	59	(427)	2,973
Total	8,739	(111)	62	(1,873)	6,817
Total ACL	$40,500	$(1,231)	$102	$370	$39,741

	Six Months Ended June 30, 2023
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,102	$—	$—	$140	$2,242
Multifamily	10,974	—	—	(1,279)	9,695
Construction/land development
Multifamily construction	998	—	—	568	1,566
CRE construction	196	—	—	(27)	169
Single family construction	12,418	—	—	(1,351)	11,067
Single family construction to permanent	1,171	—	—	250	1,421
Total	27,859	—	—	(1,699)	26,160
Commercial and industrial loans
Owner occupied CRE	1,030	—	—	(100)	930
Commercial business	3,247	(799)	48	1,341	3,837
Total	4,277	(799)	48	1,241	4,767
Consumer loans
Single family	5,610	—	17	990	6,617
Home equity and other	3,754	(140)	174	168	3,956
Total	9,364	(140)	191	1,158	10,573
Total ACL	$41,500	$(939)	$239	$700	$41,500

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status.

	At June 30, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$—	$1,471	$70,220	$71,824	$40,563	$382,326	$607	$—	$567,011
Special Mention	—	—	—	—	—	29,508	—	—	29,508
Substandard	—	—	—	—	—	16,418	—	—	16,418
Total	—	1,471	70,220	71,824	40,563	428,252	607	—	612,937
Multifamily
Pass	1,736	106,487	1,733,374	1,164,983	459,782	348,952	—	—	3,815,314
Special Mention	—	—	74,345	3,935	24,253	11,046	—	—	113,579
Substandard	—	—	—	—	—	6,265	—	—	6,265
Total	1,736	106,487	1,807,719	1,168,918	484,035	366,263	—	—	3,935,158
Multifamily construction
Pass	—	20,284	61,854	109,041	—	—	—	—	191,179
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	—	20,284	61,854	109,041	—	—	—	—	191,179
CRE construction
Pass	—	2,790	—	—	—	—	—	—	2,790
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,821	—	—	—	3,821
Total	—	2,790	—	—	3,821	—	—	—	6,611
Single family construction
Pass	63,668	45,726	15,814	11,119	—	70	132,224	—	268,621
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	63,668	45,726	15,814	11,119	—	70	132,224	—	268,621
Single family construction to permanent
Current	2,784	22,405	28,862	8,393	1,590	—	—	—	64,034
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	2,784	22,405	28,862	8,393	1,590	—	—	—	64,034
Owner occupied CRE
Pass	1,438	10,830	60,914	37,059	42,677	172,188	5	137	325,248
Special Mention	—	1,831	6,202	8,019	—	28,029	—	—	44,081
Substandard	—	—	—	—	—	3,123	—	—	3,123
Total	1,438	12,661	67,116	45,078	42,677	203,340	5	137	372,452
Commercial business
Pass	39,024	16,245	39,856	22,461	31,225	36,168	158,855	1,006	344,840
Special Mention	—	—	10,815	3,251	—	302	2,731	—	17,099
Substandard	—	439	269	499	7,330	4,695	1,495	45	14,772
Total	39,024	16,684	50,940	26,211	38,555	41,165	163,081	1,051	376,711
Total commercial portfolio	$108,650	$228,508	$2,102,525	$1,440,584	$611,241	$1,039,090	$295,917	$1,188	$5,827,703

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At June 30, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$516	$39,381	$377,987	$314,657	$141,490	$276,411	$—	$—	$1,150,442
Past due:
30-59 days	—	—	—	—	—	1,030	—	—	1,030
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	532	—	—	532
Total	516	39,381	377,987	314,657	141,490	277,973	—	—	1,152,004
Home equity and other
Current	1,107	1,502	2,064	197	107	1,528	386,895	4,761	398,161
Past due:
30-59 days	—	2	5	1	—	—	531	151	690
60-89 days	—	9	2	—	—	—	681	5	697
90+ days	—	—	1	—	—	24	709	61	795
Total	1,107	1,513	2,072	198	107	1,552	388,816	4,978	400,343
Total consumer portfolio (1)	$1,623	$40,894	$380,059	$314,855	$141,597	$279,525	$388,816	$4,978	$1,552,347
Total LHFI	$110,273	$269,402	$2,482,584	$1,755,439	$752,838	$1,318,615	$684,733	$6,166	$7,380,050

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

The following tables present a vintage analysis of the commercial and consumer portfolio segment by loan sub-class and gross charge-offs:

	At June 30, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$—	$—	$—	$(1,081)	$(39)	$—	$(1,120)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(12)	(3)	—	—	—	(96)	—	(111)
Total LHFI	$—	$(12)	$(3)	$—	$—	$(1,081)	$(135)	$—	$(1,231)

	At December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$(184)	$—	$(1,136)	$295	$13	$(50)	$(1,062)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(106)	(22)	—	—	(4)	(187)	—	(319)
Total LHFI	$—	$(106)	$(206)	$—	$(1,136)	$291	$(174)	$(50)	$(1,381)

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At June 30, 2024
(in thousands)	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total
CRE
Non-owner occupied CRE	$—	$—	$16,230	$—	$16,230
Multifamily	—	1,915	—	—	1,915
Construction/land development
CRE construction	—	—	3,821	—	3,821
Total	—	1,915	20,051	—	21,966
Commercial and industrial loans
Commercial business	2,544	—	4,420	3,131	10,095
Total	2,544	—	4,420	3,131	10,095
Total collateral-dependent loans	$2,544	$1,915	$24,471	$3,131	$32,061

	At December 31, 2023
(in thousands)	1-4 Family	Non-residential real estate	Other non-real estate	Total

CRE
Non-owner occupied CRE	$573	$16,230	$—	$16,803
Construction/land development
CRE construction	—	3,821	—	3,821
Total	573	20,051	—	20,624
Commercial and industrial loans
Commercial business	2,788	5,471	4,587	12,846
Total	2,788	5,471	4,587	12,846
Consumer loans
Single family	773	—	—	773
Total	773	—	—	773
Total collateral-dependent loans	$4,134	$25,522	$4,587	$34,243

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At June 30, 2024		At December 31, 2023
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

CRE
Non-owner occupied CRE	$16,230	$16,230	$16,803	$16,803
Multifamily	1,915	1,915	—	—
Construction/land development
CRE construction	3,821	3,821	3,821	3,821
Total	21,966	21,966	20,624	20,624
Commercial and industrial loans
Owner occupied CRE	666	666	706	706
Commercial business	8,136	10,843	13,151	13,686
Total	8,802	11,509	13,857	14,392
Consumer loans
Single family	—	1,324	773	2,650
Home equity and other	—	1,575	—	1,310
Total	—	2,899	773	3,960
Total nonaccrual loans	$30,768	$36,374	$35,254	$38,976

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At June 30, 2024
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,230	$16,230	$596,707	$612,937
Multifamily	—	—	—		1,915	1,915	3,933,243	3,935,158
Construction/land development
Multifamily construction	—	—	—		—	—	191,179	191,179
CRE construction	—	—	—		3,821	3,821	2,790	6,611
Single family construction	—	—	—		—	—	268,621	268,621
Single family construction to permanent	—	—	—		—	—	64,034	64,034
Total	—	—	—		21,966	21,966	5,056,574	5,078,540
Commercial and industrial loans
Owner occupied CRE	349	—	—		666	1,015	371,437	372,452
Commercial business	146	—	—		10,843	10,989	365,722	376,711
Total	495	—	—		11,509	12,004	737,159	749,163
Consumer loans
Single family	2,640	2,000	5,459	(2)	1,324	11,423	1,140,581	1,152,004
Home equity and other	689	691	—		1,575	2,955	397,388	400,343
Total	3,329	2,691	5,459		2,899	14,378	1,537,969	1,552,347	(3)
Total loans	$3,824	$2,691	$5,459		$36,374	$48,348	$7,331,702	$7,380,050
%	0.05%	0.04%	0.08%		0.49%	0.66%	99.34%	100.00%

	At December 31, 2023
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,803	$16,803	$625,082	$641,885
Multifamily	—	1,915	—		—	1,915	3,938,274	3,940,189
Construction/land development
Multifamily construction	—	—	—		—	—	168,049	168,049
CRE construction	—	—	—		3,821	3,821	14,692	18,513
Single family construction	—	—	—		—	—	274,050	274,050
Single family construction to permanent	—	—	—		—	—	105,304	105,304
Total	—	1,915	—		20,624	22,539	5,125,451	5,147,990
Commercial and industrial loans
Owner occupied CRE	—	—	—		706	706	390,579	391,285
Commercial business	—	—	—		13,686	13,686	345,363	359,049
Total	—	—	—		14,392	14,392	735,942	750,334
Consumer loans
Single family	5,174	1,993	4,261	(2)	2,650	14,078	1,126,201	1,140,279
Home equity and other	974	225	—		1,310	2,509	381,792	384,301
Total	6,148	2,218	4,261		3,960	16,587	1,507,993	1,524,580	(3)
Total loans	$6,148	$4,133	$4,261		$38,976	$53,518	$7,369,386	$7,422,904
%	0.08%	0.05%	0.06%		0.53%	0.72%	99.28%	100.00%
(1)     Includes loans whose repayments are insured by the FHA or guaranteed by the VA or Small Business Administration ("SBA") of $11.3 million and $12.4 million at June 30, 2024 and December 31, 2023, respectively.
(2)    FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)    Includes $1.3 million of loans at June 30, 2024 and December 31, 2023 where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.

Loan Modifications

The Company provides modifications to borrowers experiencing financial difficulty ("MBFD"), which may include delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications for the quarters and six months ended June 30, 2024 and 2023 did not have a material impact on the ACL. The following tables provide information related to loans modified for the quarters and six months ended June 30, 2024 and 2023 to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Significant Payment Delay
	Quarter Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$—	—%	$—	—%	$97	0.03%	$—	—%

	Term Extension
	Quarter Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$—	—%	$4,734	1.27%	$3,455	0.92%	$4,734	1.27%

	Significant Payment Delay and Term Extension
	Quarter Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$804	0.07%	$942	0.09%	$1,177	0.03%	$1,120	0.10%

	Interest Rate Reduction, Significant Payment Delay and Term Extension
	Quarter Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$—	—%	$192	0.02%	$—	—%	$192	0.02%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Interest Rate Reduction
	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Single family	—	Reduced weighted-average contractual interest rate from 5.25% to 5.00%.	—	Reduced weighted-average contractual interest rate from 5.25% to 5.00%.

Significant Payment Delay
	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial business	—	—	The weighted average duration of loan payments deferred is 2.8 years.	—
Single Family	Provided payment deferrals to borrowers. A weighted average 1.06% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.55% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 1.00% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.52% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial business	—	Added a weighted average 0.3 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 0.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 0.3 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Single family	Added a weighted average 2.8 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 2.9 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 3.0 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 5.9 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table depicts the payment status of loans that were classified as MBFDs on or after April 1, 2023 through March 31, 2024:

	Payment Status (Amortized Cost Basis) at June 30, 2024
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Non-owner occupied CRE	$—	$—	$16,230
Construction/land development	—	—	3,821
Commercial business	1,597	2,708	4,420
Single family	1,155	833	1,417
Total	$2,752	$3,541	$25,888

The following table depicts the payment status of loans that were classified as MBFDs on or after April 1, 2022 through March 31, 2023:

	Payment Status (Amortized Cost Basis) at June 30, 2023
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial business	$4,734	$—	$—
Single family	9,930	920	608
Total	$14,664	$920	$608

The following table provides the amortized cost basis as of June 30, 2024 of MBFDs on or after April 1, 2023 through March 31, 2024 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Quarter Ended June 30, 2024
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Commercial business	$—	$2,708	$—	$—	$—
Single family	833	—	—	—	—
Total	$833	$2,708	$—	$—	$—

The following table provides the amortized cost basis as of June 30, 2023 of MBFDs on or after April 1, 2022 through March 31, 2023 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Quarter Ended June 30, 2023
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Single family	$—	$—	$—	$215	$469

The following table provides the amortized cost basis as of June 30, 2024 of MBFDs on or after April 1, 2023 through March 31, 2024 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Six Months Ended June 30, 2024
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Non-owner occupied CRE	$—	$—	$—	$16,240	$—
Construction/land development	—	—	—	3,824	—
Commercial business	—	7,128	—	—	—
Single family	1,074	—	—	351	—
Total	$1,074	$7,128	$—	$20,415	$—

The following table provides the amortized cost basis as of June 30, 2023 of MBFDs on or after April 1, 2022 through March 31, 2023 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Six Months Ended June 30, 2023
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Single family	$—	$—	$—	$2,245	$1,092

NOTE 4–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At June 30, 2024		At December 31, 2023
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,252,850	—%	$1,306,503	—%
Interest bearing:
Interest-bearing demand deposits	332,290	0.34%	344,748	0.25%
Savings	246,397	0.06%	261,508	0.06%
Money market	1,502,960	1.83%	1,622,665	1.79%
Certificates of deposit
Brokered deposits	948,989	5.40%	1,218,008	5.36%
Other	2,248,984	4.49%	2,009,946	3.95%
Total interest bearing deposits	5,279,620	3.50%	5,456,875	3.19%
Total deposits	$6,532,470	2.77%	$6,763,378	2.58%

There were $283 million and $255 million in public funds included in deposits at June 30, 2024 and December 31, 2023, respectively.
Certificates of deposit outstanding mature as follows:

(in thousands)	June 30, 2024

Within one year	$2,915,523
One to two years	268,684
Two to three years	5,474
Three to four years	6,717
Four to five years	1,422
Thereafter	153
Total	$3,197,973

The aggregate amount of certificate of deposits in denominations of more than the FDIC limit of $250 thousand at June 30, 2024 and December 31, 2023 were $250 million and $194 million, respectively.

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

	At June 30, 2024
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$88,183	$171	$(146)
Interest rate lock commitments	34,949	525	(42)
Interest rate swaps	228,058	11,638	(11,638)
Futures	6,800	—	(10)
Options	7,000	24	—
Total derivatives before netting	$364,990	$12,358	$(11,836)
Netting adjustment/Cash collateral (1)		(11,451)	13
Carrying value on consolidated balance sheet		$907	$(11,823)

	At December 31, 2023
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$87,509	$151	$(288)
Interest rate lock commitments	21,790	411	—
Interest rate swaps	235,521	10,489	(10,492)
Futures	12,200	—	(3)
Options	9,300	132	—
Total derivatives before netting	$366,320	$11,183	$(10,783)
Netting adjustment/Cash collateral (1)		(10,119)	195
Carrying value on consolidated balance sheet		$1,064	$(10,588)
(1)    Includes net cash collateral received of $11.4 million and $9.9 million at June 30, 2024 and December 31, 2023, respectively.

The following table presents gross fair value and net carrying value information for derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At June 30, 2024
Derivative assets	$12,358	$(11,451)	$907
Derivative liabilities	(11,836)	13	(11,823)
At December 31, 2023
Derivative assets	$11,183	$(10,119)	$1,064
Derivative liabilities	(10,783)	195	(10,588)
(1)    Includes net cash collateral received of $11.4 million and $9.9 million at June 30, 2024 and December 31, 2023, respectively.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in other assets. Payables related to cash collateral that has been received from counterparties are included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At June 30, 2024 and December 31, 2023, the Company had liabilities of $11.6 million and $10.1 million, respectively, in cash collateral received from counterparties and receivables of $125 thousand and $218 thousand, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$226	$189	$312	$267
Loan servicing income (loss) (2)	(225)	(498)	(725)	(1,228)
Other (3)	—	—	3	(1)
(1)Comprised of forward contracts used as an economic hedge of loans held for sale and interest rate lock commitments ("IRLCs") to customers.
(2)Comprised of futures, US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers and broker dealer counterparties.

The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.3 million and $0.5 million for the quarters ended June 30, 2024 and 2023, respectively, and was $0.6 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.
The notional amount of open interest rate swap agreements executed with commercial banking customers and broker dealer counterparties at June 30, 2024 and December 31, 2023 were $228 million and $236 million, respectively.

NOTE 6–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

(in thousands)	At June 30, 2024	At December 31, 2023

Single family	$22,147	$12,849
CRE, multifamily and SBA	7,634	6,788
Total	$29,781	$19,637

Loans sold consisted of the following for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Single family	$98,081	$92,787	$168,460	$156,260
CRE, multifamily and SBA	13,539	4,649	21,735	13,399
Total	$111,620	$97,436	$190,195	$169,659

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Single family	$2,718	$2,171	$4,704	$4,389
CRE, multifamily and SBA	318	285	638	477
Total	$3,036	$2,456	$5,342	$4,866

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At June 30, 2024	At December 31, 2023

Single family	$5,243,515	$5,316,304
CRE, multifamily and SBA	1,873,031	1,900,039
Total	$7,116,546	$7,216,343

The following is a summary of changes in the Company's liability for estimated single-family mortgage repurchase losses:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$1,317	$1,789	$1,481	$2,232
Additions, net of adjustments (1)	(20)	32	(148)	(111)
Realized (losses) recoveries, net (2)	(95)	(93)	(131)	(393)
Balance, end of period	$1,202	$1,728	$1,202	$1,728
(1) Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2) Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $3.4 million and $2.9 million were recorded in other assets as of June 30, 2024 and December 31, 2023, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At June 30, 2024 and December 31, 2023, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $5.7 million and $5.6 million, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Servicing income, net:
Servicing fees and other	$6,562	$6,592	$12,916	$13,261
Amortization of single family MSRs (1)	(1,713)	(1,626)	(3,141)	(3,310)
Amortization of multifamily and SBA MSRs	(1,459)	(1,435)	(2,861)	(2,989)
Total	3,390	3,531	6,914	6,962
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	529	1,320	1,147	1,009
Net gain (loss) from economic hedging (3)	(509)	(1,592)	(1,619)	(1,673)
Total	20	(272)	(472)	(664)
Loan servicing income	$3,410	$3,259	$6,442	$6,298
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)    The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.3 million and $0.5 million for the quarters ended June 30, 2024 and 2023, respectively, and was $0.6 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Beginning balance	$74,056	$75,701	$74,249	$76,617
Additions and amortization:
Originations	853	919	1,470	1,538
Purchases	—	—	—	460
Amortization (1)	(1,713)	(1,626)	(3,141)	(3,310)
Net additions and amortization	(860)	(707)	(1,671)	(1,312)
Changes in fair value assumptions (2)	529	1,320	1,147	1,009
Ending balance	$73,725	$76,314	$73,725	$76,314
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2024	2023	2024	2023

Constant prepayment rate ("CPR") (2)	17.46%	16.70%	18.28%	13.78%
Discount rate	10.45%	10.99%	10.33%	10.44%
(1) Based on a weighted average.
(2) Represents an expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At June 30, 2024		At December 31, 2023
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs (2)	6.10% - 34.00%	6.58%	6.80% - 32.50%	7.00%
Discount Rates	10.00% - 16.00%	10.72%	10.00% - 17.00%	10.00%
(1) Weighted averages of all the inputs within the range.
(2) Represents the expected lifetime average CPR used in the model.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At June 30, 2024

Fair value of single family MSR	$73,725
Expected weighted-average life (in years)	8.46
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(648)
Impact on fair value of 50 basis points adverse change in interest rates	$(1,393)
Discount rate
Impact on fair value of 100 basis points increase	$(2,184)
Impact on fair value of 200 basis points increase	$(4,774)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Beginning balance	$28,863	$33,839	$29,987	$35,256
Originations	179	73	457	210
Amortization	(1,459)	(1,435)	(2,861)	(2,989)
Ending balance	$27,583	$32,477	$27,583	$32,477

Key economic assumptions used in measuring the initial fair value of capitalized multifamily MSRs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2024	2023	2024	2023

Discount rate	13.00%	13.00%	13.00%	13.00%
(1)Based on a weighted average.

For multifamily MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below. Multifamily DUS loans typically contain yield maintenance features that significantly reduce loan prepayments, resulting in a CPR of zero for valuation purposes.

	At June 30, 2024		At December 31, 2023

	Range of Inputs	Average (1)	Range of Inputs	Average (1)
Discount Rates	13.00% - 15.00%	13.00%	13.00% - 15.00%	13.00%
(1) Weighted averages of all the inputs within the range.

NOTE 7–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of the principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. At both June 30, 2024 and December 31, 2023, the total unpaid principal balance of loans sold under this program was $1.8 billion. The Company's reserve liability related to this arrangement totaled $0.4 million and $0.5 million at June 30, 2024 and December 31, 2023, respectively. There were no actual losses incurred under this arrangement during the quarters and six months ended June 30, 2024 and 2023.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.2 billion and $5.3 billion as of June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets, of $1.2 million and $1.5 million, respectively.

NOTE 8–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023

Net income (loss)	$(6,238)	$(31,442)	$(13,735)	$(26,384)

Weighted average shares:
Basic weighted-average number of common shares outstanding	18,857,566	18,775,022	18,857,218	18,765,292
Dilutive effect of outstanding common stock equivalents	—	—	—	—
Diluted weighted-average number of common shares outstanding	18,857,566	18,775,022	18,857,218	18,765,292
Net income (loss) per share:
Basic earnings per share	$(0.33)	$(1.67)	$(0.73)	$(1.41)
Diluted earnings per share (1)	(0.33)	(1.67)	(0.73)	(1.41)
(1) Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the quarters and six months ended June 30, 2024 and 2023 were certain unvested RSUs and PSUs. On a weighted average basis 559,921 and 248,840 unvested stock units convertible into shares of common stock were excluded at June 30, 2024 and 2023, respectively, because their effect would have been anti-dilutive.

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$26,102	$26,102	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	173,753	—	171,984	1,769
Commercial	47,421	—	47,421	—
Collateralized mortgage obligations:
Residential	354,961	—	354,961	—
Commercial	56,488	—	56,488	—
Municipal bonds	391,787	—	391,787	—
Corporate debt securities	34,776	—	34,776	—
U.S. Treasury securities	19,838	—	19,838	—
Agency debentures	53,133	—	53,133	—
Single family LHFS	22,147	—	22,147	—
Single family LHFI	1,286	—	—	1,286
Single family mortgage servicing rights	73,725	—	—	73,725
Derivatives
Forward sale commitments	171	—	171	—
Options	24	24	—	—
Interest rate lock commitments	525	—	—	525
Interest rate swaps	11,638	—	11,638	—
Total assets	$1,267,775	$26,126	$1,164,344	$77,305
Liabilities:
Derivatives
Futures	$10	$10	$—	$—
Forward sale commitments	146	—	146	—
Interest rate lock commitments	42	—	—	42
Interest rate swaps	11,638	—	11,638	—
Total liabilities	$11,836	$10	$11,784	$42

	At December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$24,698	$24,698	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	183,798	—	181,938	1,860
Commercial	47,756	—	47,756	—
Collateralized mortgage obligations:
Residential	439,738	—	439,738	—
Commercial	57,397	—	57,397	—
Municipal bonds	404,874	—	404,874	—
Corporate debt securities	38,547	—	38,547	—
U.S. Treasury securities	20,184	—	20,184	—
Agency debentures	58,905	—	58,905	—
Single family LHFS	12,849	—	12,849	—
Single family LHFI	1,280	—	—	1,280
Single family mortgage servicing rights	74,249	—	—	74,249
Derivatives
Forward sale commitments	151	—	151	—
Options	132	132	—
Interest rate lock commitments	411	—	—	411
Interest rate swaps	10,489	—	10,489	—
Total assets	$1,375,458	$24,830	$1,272,828	$77,800
Liabilities:
Derivatives
Futures	$3	$3	$—	$—
Forward sale commitments	288	—	288	—
Interest rate swaps	10,492	—	10,492	—
Total liabilities	$10,783	$3	$10,780	$—

There were no transfers between levels of the fair value hierarchy during the quarters and six months ended June 30, 2024 and 2023.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarters and six months ended June 30, 2024 and 2023, see Note 6, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $1.3 million at June 30, 2024 and December 31, 2023.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Low	High	Weighted Average

June 30, 2024
Investment securities AFS	$1,769	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Single family LHFI	1,286	Income approach	Implied spread to benchmark interest rate curve	2.89%	4.93%	3.53%
Interest rate lock commitments, net	483	Income approach	Fall-out factor	0.60%	20.72%	9.17%
			Value of servicing	0.57%	1.58%	1.10%

December 31, 2023
Investment securities AFS	$1,860	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Single family LHFI	1,280	Income approach	Implied spread to benchmark interest rate curve	3.30%	5.04%	3.94%
Interest rate lock commitments, net	411	Income approach	Fall-out factor	0.81%	41.64%	10.54%
			Value of servicing	0.32%	0.80%	0.57%

We had no LHFS where the fair value was not derived with significant observable inputs at June 30, 2024 and December 31, 2023.

The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Quarter Ended June 30, 2024
Investment securities AFS	$1,791	$—	$—	$(50)	$28	$1,769
Single family LHFI	1,285	—	—	—	1	1,286
Quarter Ended June 30, 2023
Investment securities AFS	$2,030	$—	$—	$(48)	$(69)	$1,913
Single family LHFI	5,231	—	—	(3,925)	(37)	1,269
Six Months Ended June 30, 2024
Investment securities AFS	$1,860	$—	$—	$(100)	$9	$1,769
Single family LHFI	1,280	—	—	—	6	1,286
Six Months Ended June 30, 2023
Investment securities AFS	$2,009	$—	$—	$(96)	$—	$1,913
Single family LHFI	5,868	—	—	(4,607)	8	1,269
(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Beginning balance, net	$336	$362	$411	$105
Total realized/unrealized gains (losses)	1,172	194	1,589	1,113
Settlements	(1,025)	(477)	(1,517)	(1,139)
Ending balance, net	$483	$79	$483	$79

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

The following table presents assets classified as Level 3 that had changes in their recorded fair value for the periods indicated and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value (1)	Total Gains (Losses)

At or for the Quarter Ended June 30, 2024
LHFI	$3,131	$(2,692)
At or for the Quarter Ended June 30, 2023
LHFI	4,214	(811)
At or for the Six Months Ended June 30, 2024
LHFI	3,131	(2,743)
At or for the Six Months Ended June 30, 2023
LHFI	4,214	(970)
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$218,731	$218,731	$218,731	$—	$—
Investment securities HTM	2,336	2,291	—	2,291	—
LHFI	7,339,023	6,909,608	—	—	6,909,608
LHFS – multifamily and other	7,634	7,654	—	7,654	—
Mortgage servicing rights – multifamily and SBA	27,583	33,148	—	—	33,148
Federal Home Loan Bank stock	77,725	77,725	—	77,725	—
Other assets - GNMA EBO loans	5,747	5,747	—	—	5,747
Liabilities:
Certificates of deposit	$3,197,973	$3,185,782	$—	$3,185,782	$—
Borrowings	1,886,000	1,878,834		1,878,834
Long-term debt	224,948	174,418	—	174,418	—

	At December 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$215,664	$215,664	$215,664	$—	$—
Investment securities HTM	2,371	2,331	—	2,331	—
LHFI	7,381,124	7,002,028	—	—	7,002,028
LHFS – multifamily and other	6,788	6,871	—	6,871	—
Mortgage servicing rights – multifamily and SBA	29,987	35,292	—	—	35,292
Federal Home Loan Bank stock	55,293	55,293	—	55,293	—
Other assets-GNMA EBO loans	5,617	5,617	—	—	5,617
Liabilities:
Certificates of deposit	$3,227,954	$3,216,665	$—	$3,216,665	$—
Borrowings	1,745,000	1,750,023	—	1,750,023	—
Long-term debt	224,766	132,996	—	132,996	—

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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At June 30, 2024			At December 31, 2023
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$22,147	$21,760	$387	$12,849	$12,583	$266

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” and similar expressions (or the negative of these terms). Forward-looking statements in this Form 10-Q also include statements regarding the expected timing to close the proposed merger of HomeStreet into FirstSun Capital Bancorp (“FirstSun”) and HomeStreet Bank into Sunflower Bank, N.A., a subsidiary of FirstSun (collectively, the “Merger”) and expectations regarding dividend payments in 2024. Such statements involve inherent risks, uncertainties and other factors, many of which are difficult to predict and are generally beyond control of HomeStreet Inc. (the "Company"). Forward-looking statements are based on the Company’s expectations at the time such statements are made and speak only as of the date made and are not guarantees of future performance. The Company does not assume any obligation or undertake to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by federal securities or other applicable laws, although the Company may do so from time to time. The Company does not endorse any projections regarding future performance that may be made by third parties. For all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act.

We caution readers that actual results may differ materially from those expressed in or implied by the Company’s forward-looking statements. Rather, more important factors could affect the Company’s future results, including but not limited to the following: (1) our ability to successfully consummate the proposed Merger with FirstSun; (2) the ability of HomeStreet and FirstSun to obtain required regulatory and governmental approvals of the Merger when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger); (3) the failure to satisfy the closing conditions in the definitive Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 16, 2024, as amended on April 30, 2024, by and between HomeStreet and FirstSun, or any unexpected delay in closing the Merger; (4) the ability to achieve expected cost savings, synergies and other financial benefits from the Merger within the expected time frames and costs or difficulties relating to integration matters being greater than expected; (5) the diversion of management time from core banking functions due to Merger-related issues; (6) potential difficulty in maintaining relationships with customers, associates or business partners as a result of the announced Merger; (7) the ability of FirstSun to consummate their investment agreements to obtain the necessary capital to support the Merger; (8) the occurrence of any event, change or circumstance that could give rise to the right of one or both parties to terminate the Merger Agreement; (9) the outcome of any legal proceedings that have been or may be instituted against FirstSun or HomeStreet; (10) changes in the U.S. and global economies, including business disruptions, reductions in employment, inflationary pressures and an increase in business failures, specifically among our customers; (11) changes in the interest rate environment may reduce interest margins; (12) changes in deposit flows, loan demand or real estate values may adversely affect the business of our primary subsidiary, HomeStreet Bank (the “Bank”), through which substantially all of our operations are carried out; (13) there may be increases in competitive pressure among financial institutions or from non-financial institutions; (14) our ability to attract and retain key members of our senior management team; (15) the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control; (16) our ability to control operating costs and expenses; (17) our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; (18) the adequacy of our allowance for credit losses; (19) changes in accounting principles, policies or guidelines may cause our financial condition to be perceived or interpreted differently; (20) legislative or regulatory changes that may adversely affect our business or financial condition, including, without limitation, changes in corporate and/or individual income tax laws and policies, changes in privacy laws, and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes; (21) general economic conditions, either nationally or locally in some or all areas in which we conduct business, or conditions in the securities markets or banking industry, may be less favorable than what we currently anticipate; (22) challenges our customers may face in meeting current underwriting standards may adversely impact all or a substantial portion of the value of our rate-lock loan activity we recognize; (23) technological changes may be more difficult or expensive than what we anticipate; (24) a failure in or breach of our operational or security systems or information technology infrastructure, or those of our third-party providers and vendors, including due to cyber-attacks; (25) success or consummation of new business initiatives may be more difficult or expensive than what we anticipate; (26) our ability to grow efficiently both organically and through acquisitions and to manage our growth and integration costs; (27) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (28) litigation, investigations or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than what we anticipate; and (29) our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or the Bank, or repurchases of our common stock. A discussion of the factors, risks and uncertainties that could affect our financial results, business goals and operational and financial objectives discussed in our 2023 annual report on Form 10-K or in our releases, public statements and/or filings with the Securities and Exchange Commission (“SEC”) is also contained in the “Risk Factors” section of our 2023 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the "First Quarter 2024 Report on Form 10-Q"). We strongly recommend readers review those disclosures in conjunction with the discussions herein.

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

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of the loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and loss given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model and assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade for all periods, the amount of the ACL at June 30, 2024 would increase by approximately $8 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

The valuation of MSRs is based on various assumptions which are set forth in Note 6–Mortgage Banking Operations of the financial statements. Note 6 also provides sensitivity analysis based on the assumptions used. The sensitivity analyses are hypothetical and have been provided to indicate the potential impact that changes in assumptions may have on the estimate of the fair value of MSRs.

Summary Financial Data

	Quarter Ended		Six Months Ended June 30,
(in thousands, except per share data and FTE data)	June 30, 2024	March 31, 2024	2024	2023

Select Income Statement data:
Net interest income	$29,701	$32,151	$61,852	$92,852
Provision for credit losses	—	—	—	224
Noninterest income	13,227	9,454	22,681	20,501
Noninterest expense	50,931	52,164	103,095	143,272
Income (loss) before income taxes	(8,003)	(10,559)	(18,562)	(30,143)
Net income (loss)	(6,238)	(7,497)	(13,735)	(26,384)
Net income (loss) per fully diluted share	(0.33)	(0.40)	(0.73)	(1.41)
Core net income (loss): (1)
Total	(4,341)	(5,469)	(9,810)	8,238
Core net income (loss) per fully diluted share	(0.23)	(0.29)	(0.52)	0.44
Select Performance Ratios:
Return on average equity - annualized	(4.8)%	(5.6)%	(5.2)%	(9.2)%
Return on average tangible equity - annualized (1)	(3.0)%	(3.8)%	(3.4)%	3.5%
Return on average assets - annualized
Net income (loss)	(0.27)%	(0.32)%	(0.29)%	(0.56)%
Core (1)	(0.19)%	(0.23)%	(0.21)%	0.17%
Efficiency ratio (1)	111.9%	118.0%	114.9%	90.3%
Net interest margin	1.37%	1.44%	1.40%	2.08%
Other data
Full time equivalent employees	840	858	849	915
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

	As of
(in thousands, except share and per share data)	June 30, 2024	December 31, 2023

Selected Balance Sheet Data
Loans held for sale	$29,781	$19,637
Loans held for investment, net	7,340,309	7,382,404
ACL	39,741	40,500
Investment securities	1,160,595	1,278,268
Total assets	9,266,039	9,392,450
Deposits	6,532,470	6,763,378
Borrowings	1,886,000	1,745,000
Long-term debt	224,948	224,766
Total shareholders' equity	520,117	538,387
Other data:
Book value per share	$27.58	$28.62
Tangible book value per share (1)	$27.14	$28.11
Total equity to total assets	5.6%	5.7%
Tangible common equity to tangible assets (1)	5.5%	5.6%
Shares outstanding at end of period	18,857,565	18,810,055
Loans to deposit ratio (Bank)	112.6%	109.4%

Credit Quality:
ACL to total loans (2)	0.55%	0.55%
ACL to nonaccrual loans	109.3%	103.9%
Nonaccrual loans to total loans	0.49%	0.53%
Nonperforming assets to total assets	0.42%	0.45%
Nonperforming assets	$39,374	$42,643
Regulatory Capital Ratios:
Bank
Tier 1 leverage	8.44%	8.50%
Total risk-based capital	13.29%	13.49%
Common equity Tier 1 capital	12.62%	12.79%
Company
Tier 1 leverage	6.98%	7.04%
Total risk-based capital	12.67%	12.84%
Common equity Tier 1 capital	9.49%	9.66%
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

Current Developments
Proposed Merger Transaction
On January 16, 2024, the Company entered into a definitive merger agreement (as amended on April 30, 2024, the “merger agreement”) with FirstSun, the holding company of Sunflower Bank and Dynamis Subsidiary, Inc., whereby the Company and the Bank will merge with and into FirstSun and Sunflower Bank, respectively. The merger agreement was approved by HomeStreet’s shareholders at a meeting held on June 18, 2024. Subject to the terms and conditions of the merger agreement, the companies will combine in an all-stock transaction in which HomeStreet shareholders will receive 0.3867 of a share of FirstSun common stock for each share of HomeStreet common stock. The parties to the Merger expect to complete the Merger in late 2024, subject to the satisfaction of closing conditions, including receipt of required regulatory approvals and satisfaction or waiver of other closing conditions.

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

Management's Overview of the Second Quarter 2024 Financial Performance

Second Quarter of 2024 Compared to the First Quarter of 2024

General: Our net loss and loss before income taxes were $(6.2) million and $(8.0) million, respectively, in the second quarter of 2024, as compared to $(7.5) million and $(10.6) million, respectively, in the first quarter of 2024. The $2.6 million decrease in loss before income taxes was due to higher noninterest income and a decrease in noninterest expense which was partially offset by lower net interest income.

Income Taxes: The income tax benefit realized resulted in an effective tax rate of 22.1% for the second quarter of 2024 as compared to an effective tax rate of 29.0% in the first quarter of 2024. Certain merger related expenses are not deductible for tax purposes, the recognition of which resulted in a lower effective tax rate in the second quarter.

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

	Quarter Ended
	June 30, 2024			March 31, 2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$7,454,945	$87,492	4.66%	$7,460,650	$86,427	4.60%
Investment securities (1)	1,164,144	11,065	3.80%	1,239,093	11,627	3.75%
FHLB Stock, Fed Funds and other	239,344	3,640	6.06%	388,462	5,571	5.76%
Total interest-earning assets	8,858,433	102,197	4.59%	9,088,205	103,625	4.54%
Noninterest-earning assets	413,698			413,984
Total assets	$9,272,131			$9,502,189
Liabilities and shareholders' equity:
Interest-bearing deposits: (2)
Demand deposits	$315,942	$183	0.23%	$324,210	$170	0.21%
Money market and savings	1,781,427	7,517	1.68%	1,840,023	7,380	1.60%
Certificates of deposit	3,024,915	35,835	4.76%	3,068,404	35,057	4.60%
Total	5,122,284	43,535	3.41%	5,232,637	42,607	3.27%
Borrowings:
Borrowings	2,025,415	24,786	4.85%	2,074,527	24,676	4.73%
Long-term debt	224,903	3,101	5.49%	224,812	3,107	5.51%
Total interest-bearing liabilities	7,372,602	71,422	3.87%	7,531,976	70,390	3.74%
Noninterest-bearing liabilities:
Demand deposits (2)	1,282,447			1,319,309
Other liabilities	94,178			113,277
Total liabilities	8,749,227			8,964,562
Shareholders' equity	522,904			537,627
Total liabilities and shareholders' equity	$9,272,131			$9,502,189
Net interest income		$30,775			$33,235
Net interest rate spread			0.72%			0.80%
Net interest margin			1.37%			1.44%

(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.1 million for both quarters ended June 30, 2024 and March 31, 2024. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 2.73% and 2.61% for the quarters ended June 30, 2024 and March 31, 2024, respectively.

Our net interest income in the second quarter of 2024 was $2.5 million lower than the first quarter of 2024 due to a decrease in our net interest margin from 1.44% to 1.37%. The decrease in our net interest margin was due to a 13 basis point increase in the cost of interest-bearing liabilities which was due primarily to a 12 basis point increase in the cost of deposits. The increase in the rates paid on deposits was due to the migration of noninterest-bearing and lower cost interest-bearing accounts to higher cost certificates of deposit and money market accounts.

Provision for Credit Losses: There was no provision for credit losses recognized during either the second quarter of 2024 or the first quarter of 2024. This reflects the stable balance of our loan portfolio, a minimal level of identified credit issues in our loan portfolio and the lack of significant expected credit issues arising in future periods.

Noninterest Income consisted of the following:

	Quarter Ended
(in thousands)	June 30, 2024	March 31, 2024

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$2,718	$1,986
CRE, multifamily and SBA	318	320
Loan servicing income	3,410	3,032
Deposit fees	2,209	2,241
Other	4,572	1,875
Total noninterest income	$13,227	$9,454
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	June 30, 2024	March 31, 2024

Single family servicing income, net
Servicing fees and other	$3,751	$3,839
Changes - amortization (1)	(1,713)	(1,428)
Net	2,038	2,411
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	529	618
Net gain (loss) from economic hedging (3)	(509)	(1,110)
Subtotal	20	(492)
Single Family servicing income	2,058	1,919

Commercial loan servicing income:
Servicing fees and other	2,811	2,515
Amortization of capitalized MSRs	(1,459)	(1,402)
Total	1,352	1,113
Total loan servicing income	$3,410	$3,032
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.3 million for both the quarters ended June 30, 2024 and March 31, 2024.

Noninterest income in the second quarter of 2024 increased from the first quarter of 2024 primarily due to $2.6 million more income realized in the second quarter of 2024 from our investments in small business investment companies and $0.7 million more gain on loan sales and originations related to seasonal increases in single family mortgage originations.

Noninterest Expense consisted of the following:

	Quarter Ended
(in thousands)	June 30, 2024	March 31, 2024

Noninterest expense
Compensation and benefits	$27,616	$28,011
Information services	7,580	7,342
Occupancy	5,130	5,434
General, administrative and other	10,605	11,377
Total noninterest expense	$50,931	$52,164

The 2.4% decrease in noninterest expenses in the second quarter of 2024, as compared to the first quarter of 2024, reflects the Company's emphasis on reducing operating expenses where possible.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

General: Our net income (loss) and income (loss) before income taxes were $(13.7) million and $(18.6) million, respectively, in the six months ended June 30, 2024, as compared to $(26.4) million and $(30.1) million, respectively, in the six months ended June 30, 2023. Our core net income (loss) and core income (loss) before income taxes in the six months ended June 30, 2024, which excludes the impact of merger related expenses and goodwill impairment charges, was $(9.8) million and $(13.5) million, as compared to $8.2 million and $9.7 million, respectively, in the six months ended June 30, 2023(1). The $23.2 million decrease in core income before taxes was primarily due to lower net interest income, partially offset by an increase in noninterest income and a decrease in noninterest expenses.

Income Taxes: The income tax benefit realized in the six months ended June 30, 2024 resulted in an effective tax rate of 26.0% which was higher than our statutory rate of 24.6% due to the impact of tax advantaged investments which creates a higher benefit to our loss. Our effective tax rate in the six months ended June 30, 2023 of 12.5% was significantly impacted by the goodwill impairment charge, a portion of which is not deductible for tax purposes.

(1) Core net income (loss) and core income (loss) before income taxes are non-GAAP financial measures. For a discussion of these measures and a reconciliation to the most comparable GAAP measure, please see “Non-GAAP Financial Measures” at the end of this Item 2.

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

	Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$7,457,798	$173,918	4.63%	$7,485,706	$168,841	4.50%
Investment securities (1)	1,201,618	22,692	3.78%	1,448,457	27,523	3.80%
FHLB Stock, Fed Funds and other	313,903	9,211	5.87%	146,146	3,772	5.19%
Total interest-earning assets	8,973,319	205,821	4.56%	9,080,309	200,136	4.40%
Noninterest-earning assets	413,841			466,541
Total assets	$9,387,160			$9,546,850
Interest-bearing liabilities:
Interest-bearing deposits: (2)
Demand deposits	$320,076	$354	0.22%	$421,806	$570	0.27%
Money market and savings	1,810,725	14,896	1.64%	2,422,948	15,304	1.27%
Certificates of deposit	3,046,659	70,892	4.68%	2,798,186	48,889	3.52%
Total	5,177,460	86,142	3.34%	5,642,940	64,763	2.31%
Borrowings:
Borrowings	2,049,971	49,462	4.79%	1,487,019	34,169	4.60%
Long-term debt	224,858	6,208	5.50%	224,479	5,974	5.31%
Total interest-bearing liabilities	7,452,289	141,812	3.81%	7,354,438	104,906	2.87%
Noninterest-bearing liabilities:
Demand deposits (2)	1,300,878			1,474,080
Other liabilities	103,727			137,969
Total liabilities	8,856,894			8,966,487
Shareholders' equity	530,266			580,363
Total liabilities and shareholders' equity	$9,387,160			$9,546,850
Net interest income		$64,009			$95,230
Net interest spread			0.76%			1.54%
Net interest margin			1.40%			2.08%
(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.2 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 2.67% and 1.83% for the six months ended June 30, 2024 and 2023, respectively.

Net interest income in the six months ended June 30, 2024 decreased $31.0 million as compared to the six months ended June 30, 2023 due primarily to a decrease in our net interest margin. Our net interest margin decreased from 2.08% in the six months ended June 30, 2023 to 1.40% in the six months ended June 30, 2024 due to a 94 basis point increase in the rates paid on interest-bearing liabilities which was partially offset by a 16 basis point increase in the yield on interest earning assets. Yields on interest-earning assets increased as yields on adjustable rate loans increased due to increases in the indexes on which their pricing is based. The increase in the rates paid on our interest-bearing liabilities was due to an increase in the proportion of higher cost borrowings and a decrease in the proportion of noninterest-bearing deposits to the total balance of interest-bearing liabilities and higher deposit costs and higher borrowing costs. The increases in the rates paid on deposits were due to increases in market interest rates over the prior year and the migration of noninterest-bearing and lower cost interest-bearing accounts to higher cost certificates of deposit and money market accounts.

Provision for Credit Losses: There was no provision for credit losses recognized during the six months ended June 30, 2024 as compared to a $0.2 million provision in the six months ended June 30, 2023. These low levels of provisions for credit losses reflect the stable balance of our loan portfolio, a minimal level of identified credit issues in our loan portfolio and the lack of significant expected credit issues arising in future periods.

Noninterest Income consisted of the following:

	Six Months Ended June 30,
(in thousands)	2024	2023

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$4,704	$4,389
CRE, multifamily and SBA	638	477
Loan servicing income	6,442	6,298
Deposit fees	4,450	5,362
Other	6,447	3,975
Total noninterest income	$22,681	$20,501
(1) May include loans originated as held for investment.

Noninterest income in the six months ended June 30, 2024 increased from the six months ended June 30, 2023 primarily due to higher levels of income realized from our investments in small business investment companies in the first six months of 2024.

Loan servicing income, a component of noninterest income, consisted of the following:

	Six Months Ended June 30,
(in thousands)	2024	2023

Single family servicing income, net
Servicing fees and other	$7,590	$7,791
Changes - amortization (1)	(3,141)	(3,310)
Net	4,449	4,481
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	1,147	1,009
Net gain (loss) from economic hedging (3)	(1,619)	(1,673)
Subtotal	(472)	(664)
Single Family servicing income	3,977	3,817

Commercial loan servicing income:
Servicing fees and other	5,326	5,470
Amortization of capitalized MSRs	(2,861)	(2,989)
Total	2,465	2,481
Total loan servicing income	$6,442	$6,298

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.6 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

Noninterest Expense consisted of the following:

	Six Months Ended June 30,
(in thousands)	2024	2023

Noninterest expense
Compensation and benefits	$55,627	$57,029
Information services	14,922	14,628
Occupancy	10,564	11,528
General, administrative and other	21,982	20,230
Goodwill impairment charge	—	39,857
Total noninterest expense	$103,095	$143,272

The $40.2 million decrease in noninterest expenses in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to a $39.9 million goodwill impairment in the six months ended June 30, 2023, lower compensation and benefit costs and lower general and administrative costs, partially offset by $5.0 million of merger related expenses recognized in 2024. The decrease in compensation and benefit costs was primarily due to lower staffing levels, which was partially offset by wage increases given in the six months ended June 30, 2024. FTEs decreased from 915 in the six months ended June 30, 2023 to 849 in the six months ended June 30, 2024. The lower general administrative and other costs included reductions in consulting fees and marketing costs which reflected the Company’s emphasis on reducing operating expenses where possible.

Financial Condition

During the six months ended June 30, 2024, our total assets decreased $126 million due primarily to a $118 million decrease in investment securities as we are not purchasing new investment securities to replace principal paydowns in our portfolio. During the six months ended June 30, 2024, total liabilities decreased $108 million due to a decrease in deposits partially offset by an increase in borrowings. The $231 million decrease in deposits was primarily due to a $269 million decrease in brokered certificates of deposit. The $141 million of additional borrowings were used to replace maturing brokered deposits.

Credit Risk Management

During the second quarter of 2024, our ratios of nonperforming assets to total assets and total loans delinquent over 30 days, including nonaccrual loans, decreased from their previously low levels. As of June 30, 2024, our ratio of nonperforming assets to total assets decreased to 0.42% from 0.56% at March 31, 2024 while our ratio of total loans delinquent over 30 days, including nonaccrual loans, to total loans decreased to 0.66% from 0.82% at March 31, 2024.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	At June 30, 2024		At December 31, 2023
(dollars in thousands)	Amount	Rate (1)	Amount	Rate (1)

CRE
Non-owner occupied CRE	$1,777	0.29%	$2,610	0.41%
Multifamily	17,070	0.43%	13,093	0.33%
Construction/land development
Multifamily construction	1,971	1.03%	3,983	2.37%
CRE construction	35	0.53%	189	1.02%
Single family construction	5,445	2.03%	7,365	2.69%
Single family construction to permanent	300	0.47%	672	0.64%
Total	26,598	0.52%	27,912	0.54%
Commercial and industrial loans
Owner occupied CRE	731	0.20%	899	0.23%
Commercial business	5,595	1.49%	2,950	0.83%
Total	6,326	0.85%	3,849	0.52%
Consumer loans
Single family	3,844	0.36%	5,287	0.51%
Home equity and other	2,973	0.74%	3,452	0.90%
Total	6,817	0.47%	8,739	0.61%
Total ACL	$39,741	0.55%	$40,500	0.55%
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

At June 30, 2024 and December 31, 2023, the Bank had available borrowing capacity of $1.7 billion and $2.1 billion, respectively, from the FHLB, and $717 million and $710 million, respectively, from the FRBSF and $1.1 billion, in both periods, under borrowing lines established with other financial institutions.

Cash Flows

For the six months ended June 30, 2024, cash and cash equivalents increased by $3 million compared to an increase of $100 million during the six months ended June 30, 2023. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2024, net cash of $30 million was used in operating activities, as cash generated from operations was offset by cash used to fund LHFS in excess of proceeds from the sale of loans and increases in other assets. For the six months ended June 30, 2023, net cash of $31 million was used in operating activities, primarily from the purchase of trading securities, cash used to fund LHFS exceeding proceeds from the sale of loans and increases in other assets.

Cash flows from investing activities

The Company's investing activities primarily include AFS investment securities and loans originated as held for investment. For the six months ended June 30, 2024, net cash of $123 million was provided by investing activities primarily from principal repayments on AFS securities and by LHFI principal repayments, net of originations, partially offset by net FHLB stock purchases. For the six months ended June 30, 2023, net cash of $343 million was provided by investing activities primarily from net cash acquired from an acquisition, principal repayments on AFS securities and LHFI principal repayments in excess of originations, partially offset by the purchase of AFS investment securities and net FHLB stock purchases.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the six months ended June 30, 2024, net cash of $90 million was used in financing activities, primarily due to a decrease in deposits, partially offset by an increase in borrowings. For the six months ended June 30, 2023, net cash of $211 million was used in financing activities, primarily due to decrease in deposits and dividends paid on our common stock, partially offset by an increase in borrowings.

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

These commitments include the following:

(in thousands)	At June 30, 2024	At December 31, 2023

Unused consumer portfolio lines	$597,992	$586,904
Commercial portfolio lines (1)	614,646	648,609
Commitments to fund loans	11,792	38,426
Total	$1,224,430	$1,273,939
(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments were $375 million and $403 million at June 30, 2024 and December 31, 2023, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as compared to the respective regulatory requirements applicable to them:

	At June 30, 2024
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$662,261	6.98%	$379,450	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	602,261	9.49%	285,455	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	662,261	10.44%	380,606	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	803,543	12.67%	507,475	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$800,121	8.44%	$379,273	4.0%	$474,091	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	800,121	12.62%	285,333	4.5%	412,148	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	800,121	12.62%	380,445	6.0%	507,260	8.0%
Total risk-based capital (to risk-weighted assets)	842,952	13.29%	507,260	8.0%	634,074	10.0%

	At December 31, 2023
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$675,440	7.04%	$383,696	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	615,440	9.66%	286,709	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	675,440	10.60%	382,279	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	818,075	12.84%	509,705	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$814,719	8.50%	$383,482	4.0%	$479,352	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	814,719	12.79%	286,569	4.5%	413,933	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	814,719	12.79%	382,092	6.0%	509,456	8.0%
Total risk-based capital (to risk-weighted assets)	858,992	13.49%	509,456	8.0%	636,820	10.0%

As of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though both the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At June 30, 2024, capital conservation buffers for the Company and the Bank were 4.44% and 5.29%, respectively.

The Company did not declare a cash dividend in the quarter and currently does not plan to pay any quarterly dividends in 2024. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions.

We had no material commitments for capital expenditures as of June 30, 2024.

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

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	For the Quarter Ended		Six Months Ended June 30,
(in thousands, except ratio, rate and share data)	June 30, 2024	March 31, 2024	2024	2023

Core net income (loss)
Net income (loss)	$(6,238)	$(7,497)	$(13,735)	$(26,384)
Adjustments (tax effected)
Merger related expenses	1,897	2,028	3,925	—
Goodwill impairment	—	—	—	34,622
Total	$(4,341)	$(5,469)	$(9,810)	$8,238
Core net income (loss) per fully diluted share
Fully diluted shares	18,857,566	18,856,870	18,857,218	18,765,292
Computed amount	$(0.23)	$(0.29)	$(0.52)	$0.44

Return on average tangible equity (annualized)
Average shareholders' equity	$522,904	$537,627	$530,266	$580,363
Less: Average goodwill and other intangibles	(8,794)	(9,403)	(9,099)	(41,109)
Average tangible equity	$514,110	$528,224	$521,167	$539,254

Core net income (loss) (per above)	$(4,341)	$(5,469)	$(9,810)	$8,238
Adjustments (tax effected)
Amortization on core deposit intangibles	487	488	975	1,073
Tangible income (loss) applicable to shareholders	$(3,854)	$(4,981)	$(8,835)	$9,311
Ratio	(3.0)%	(3.8)%	(3.4)%	3.5%

Efficiency ratio
Noninterest expense
Total	$50,931	$52,164	$103,095	$143,272
Adjustments:
Merger related expenses	(2,432)	(2,600)	(5,032)	—
Goodwill impairment	—	—	—	(39,857)
State of Washington taxes	(463)	(452)	(915)	(1,081)
Adjusted total	$48,036	$49,112	$97,148	$102,334

Total revenues
Net interest income	$29,701	$32,151	$61,852	$92,852
Noninterest income	13,227	9,454	22,681	20,501
Total	$42,928	$41,605	$84,533	$113,353

Ratio	111.9%	118.0%	114.9%	90.3%

Return on Average assets (annualized) - Core
Average Assets	$9,272,131	$9,502,189	$9,387,160	$9,546,850
Core net income (loss) - per above	(4,341)	(5,469)	(9,810)	8,238
Ratio	(0.19)%	(0.23)%	(0.21)%	0.17%

Effective tax rate used in computations above (1)	22.0%	22.0%	22.0%	22.0%
(1) Effective tax rate indicated is used for all adjustment except the goodwill impairment charge as a portion of this charge was not deductible for tax purposes. Instead, a computed effective rate of 13.1% was used for the goodwill impairment charge.

	As of
(in thousands, except ratio, rate and share data)	June 30, 2024	December 31, 2023

Tangible book value per share
Shareholders' equity	$520,117	$538,387
Less: intangible assets	(8,391)	(9,641)
Tangible shareholder's equity	$511,726	$528,746

Common shares outstanding	18,857,565	18,810,055
Computed amount	$27.14	$28.11

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$511,726	$528,746
Tangible assets
Total assets	$9,266,039	$9,392,450
Less: intangible assets	(8,391)	(9,641)
Net	$9,257,648	$9,382,809

Ratio	5.5%	5.6%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals:

	At June 30, 2024
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$218,731	$—	$—	$—	$—	$—	$—		$218,731
FHLB Stock	$72,098	—	—	—	—	—	5,627		77,725
Investment securities (1)	206,056	78,237	62,278	151,632	132,102	508,644	21,646		1,160,595
LHFS	29,781	—	—	—	—	—	—		29,781
LHFI (1)	1,787,615	450,356	524,619	2,044,112	1,691,470	814,640	67,238		7,380,050
Total	2,314,281	528,593	586,897	2,195,744	1,823,572	1,323,284	94,511	—	8,866,882
Non-interest-earning assets	—	—	—	—	—	—	—	399,157	399,157
Total assets	$2,314,281	$528,593	$586,897	$2,195,744	$1,823,572	$1,323,284	$94,511	$399,157	$9,266,039
Interest-bearing liabilities:
Demand deposit accounts (2)	$332,290								$332,290
Savings accounts (2)	246,397								246,397
Money market accounts (2)	1,502,960								1,502,960
Certificates of deposit	1,758,879	677,674	478,970	274,158	8,139	153	—		3,197,973
FHLB advances	376,000	—	225,000	800,000	200,000	—	—		1,601,000
FRB borrowings	—	—	285,000	—	—	—	—		285,000
Long-term debt (3)	59,948	—	—	165,000	—	—	—		224,948
Total	4,276,474	677,674	988,970	1,239,158	208,139	153	—	—	7,390,568
Non-interest bearing liabilities								1,355,354	1,355,354
Shareholders' Equity	—	—	—	—	—	—	—	520,117	520,117
Total liabilities and shareholders' equity	$4,276,474	$677,674	$988,970	$1,239,158	$208,139	$153	$—	$1,875,471	$9,266,039
Interest sensitivity gap	$(1,962,193)	$(149,081)	$(402,073)	$956,586	$1,615,433	$1,323,131	$94,511
Cumulative interest sensitivity gap
Total	$(1,962,193)	$(2,111,274)	$(2,513,347)	$(1,556,761)	$58,672	$1,381,803	$1,476,314
As a % of total assets	(21)%	(23)%	(27)%	(17)%	1%	15%	16%
As a % of cumulative interest-bearing liabilities	54%	57%	58%	78%	101%	119%	120%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of June 30, 2024, the Company is considered liability-sensitive as exhibited by the gap table. To reduce our net interest income sensitivity the Company has taken actions to extend the duration of its liabilities, both through increased levels of term certificates of deposit and the utilization of fixed-rate term borrowings.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of June 30, 2024 and December 31, 2023 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	At June 30, 2024		At December 31, 2023
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+300	(20.4)%	(25.0)%	(15.4)%	(23.8)%
+200	(12.1)%	(14.7)%	(9.4)%	(13.9)%
+100	(5.9)%	(6.3)%	(4.2)%	(5.9)%
-100	5.1%	2.8%	3.5%	1.9%
-200	9.9%	1.8%	6.6%	1.0%
-300	14.7%	(2.8)%	10.9%	(6.7)%
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

The changes in interest rate sensitivity between December 31, 2023 and June 30, 2024 reflected the impact of higher market interest rates, a flat to inverted yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

Current Banking Environment

Industry events, including bank failures, have led to uncertainty and concerns regarding the liquidity positions of the banking sector. These failures underscore the importance of maintaining access to diverse sources of funding. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the higher interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. Reliance on secondary funding sources could increase the Company's overall cost of funding and reduce net interest income. As of June 30, 2024, the Company had available contingent liquidity of $4.9 billion which is equal to 75% of its total deposits and the level of uninsured deposits was 8% of total deposits. The Company believes it has sufficient liquidity to meet its current needs.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1ARISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and the Company's Quarterly Report for the quarter ended March 31, 2024 for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position. There have been no material changes in our risk factors from those described in our 2023 Annual Report on Form 10-K and First Quarter 2024 Report on Form 10-Q.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
There were no sales of unregistered securities during the second quarter of 2024.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

During the quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Change in Control Agreement Amendments

On August 5, 2024, the Company and the Bank entered into an amendment to the change in control agreements (“CIC Amendments”) that they previously entered into with John M. Michel, Chief Financial Officer of the Company, and William D. Endresen, Executive Vice President, Commercial Real Estate and Commercial Capital President of the Bank, which are included as an exhibit to their employment agreements. The amendments provide that in the event of a qualifying termination, which incurs in connection with a change in control, each executive will receive, in addition to his previously provided for severance benefits, a cash payment in an amount equal to 18 months of the cost of health coverage in which the executive and his eligible dependents were enrolled at the time of the change in control, subject to the executive executing a release of claims agreement in favor of the Company and the Bank.

The foregoing is a summary of the material terms of the CIC Amendments, does not purport to be complete and is qualified in its entirety by reference to the full text of the CIC Amendments, which are attached as Exhibits 10.24 and 10.25 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

10.24	Second Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and William D. Endresen, dated August 5, 2024
10.25	First Amendment to Amended and Restated Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and John M. Michel, dated August 5, 2024
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101 INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 6, 2024.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)