Form 10-Q
period 2024-09-30
HomeStreet, Inc.
filed 2024-11-08
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
OR
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
Yes ☐  No ☒
The number of outstanding shares of the registrant's common stock as of November 5, 2024 was 18,857,565.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$205,886	$215,664
Investment securities	1,158,035	1,278,268
Loans held for sale ("LHFS")	38,863	19,637
Loans held for investment ("LHFI") (net of allowance for credit losses of $38,651 and $40,500)	7,294,603	7,382,404
Mortgage servicing rights ("MSRs")	97,122	104,236
Premises and equipment, net	48,716	53,582
Other real estate owned ("OREO")	3,000	3,667
Intangible assets	7,766	9,641
Other assets	347,294	325,351
Total assets	$9,201,285	$9,392,450
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,435,404	$6,763,378
Borrowings	1,896,000	1,745,000
Long-term debt	225,039	224,766
Accounts payable and other liabilities	106,527	120,919
Total liabilities	8,662,970	8,854,063
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares; issued and outstanding, 18,857,565 shares and 18,810,055 shares	232,645	229,889
Retained earnings	374,340	395,357
Accumulated other comprehensive income (loss)	(68,670)	(86,859)
Total shareholders' equity	538,315	538,387
Total liabilities and shareholders' equity	$9,201,285	$9,392,450
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023

Interest income:
Loans	$87,161	$85,899	$260,740	$254,250
Investment securities	9,633	12,309	30,507	37,944
Cash, Fed Funds and other	3,043	2,498	12,254	6,270
Total interest income	99,837	100,706	303,501	298,464
Interest expense:
Deposits	44,009	33,840	130,151	98,603
Borrowings	27,209	27,954	82,879	68,097
Total interest expense	71,218	61,794	213,030	166,700
Net interest income	28,619	38,912	90,471	131,764
Provision for credit losses	—	(1,110)	—	(886)
Net interest income after provision for credit losses	28,619	40,022	90,471	132,650
Noninterest income:
Net gain on loan origination and sale activities	2,760	2,372	8,102	7,238
Loan servicing income	3,058	3,092	9,500	9,390
Deposit fees	2,222	2,455	6,672	7,817
Other	3,018	2,545	9,465	6,520
Total noninterest income	11,058	10,464	33,739	30,965
Noninterest expense:
Compensation and benefits	26,760	27,002	82,387	84,031
Information services	7,742	7,579	22,664	22,207
Occupancy	4,974	5,306	15,538	16,834
General, administrative and other	9,690	9,202	31,672	29,432
Goodwill impairment	—	—	—	39,857
Total noninterest expense	49,166	49,089	152,261	192,361
Income (loss) before income taxes	(9,489)	1,397	(28,051)	(28,746)
Income tax (benefit) expense	(2,207)	(898)	(7,034)	(4,657)
Net income (loss)	$(7,282)	$2,295	$(21,017)	$(24,089)

Net income (loss) per share:
Basic	$(0.39)	$0.12	$(1.11)	$(1.28)
Diluted	(0.39)	0.12	(1.11)	(1.28)
Weighted average shares outstanding:
Basic	18,857,565	18,792,893	18,857,335	18,774,593
Diluted	18,857,565	18,792,893	18,857,335	18,774,593

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Net income (loss)	$(7,282)	$2,295	$(21,017)	$(24,089)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	32,703	(34,881)	24,439	(37,830)
Reclassification for net (gains) losses included in income	—	—	—	(3)
Other comprehensive income (loss) before tax	32,703	(34,881)	24,439	(37,833)
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	8,147	(8,632)	6,250	(10,344)
Reclassification for net (gains) losses included in income	—	—	—	(1)
Total	8,147	(8,632)	6,250	(10,345)
Other comprehensive income (loss)	24,556	(26,249)	18,189	(27,488)
Total comprehensive income (loss)	$17,274	$(23,954)	$(2,828)	$(51,577)
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended September 30, 2023
Balance, June 30, 2023	18,776,597	$228,260	$400,132	$(100,769)	$527,623
Net income (loss)	—	—	2,295	—	2,295
Share-based compensation expense	—	712	—	—	712
Common stock issued - Stock grants	17,433	—	—	—	—
Other comprehensive income (loss)	—	—	—	(26,249)	(26,249)
Dividends declared on common stock ($0.10 per share)	—	—	(1,894)	—	(1,894)
Balance, September 30, 2023	18,794,030	$228,972	$400,533	$(127,018)	$502,487

For the nine months ended September 30, 2023
Balance, December 31, 2022	18,730,380	$226,592	$435,085	$(99,530)	$562,147
Net income (loss)	—	—	(24,089)	—	(24,089)
Share-based compensation expense	—	2,696	—	—	2,696
Common stock issued - Stock grants	76,744	—	—	—	—
Other comprehensive income (loss)	—	—	—	(27,488)	(27,488)
Dividends declared on common stock ($0.55 per share)	—	—	(10,463)	—	(10,463)
Common stock repurchased	(13,094)	(316)	—	—	(316)
Balance, September 30, 2023	18,794,030	$228,972	$400,533	$(127,018)	$502,487

For the quarter ended September 30, 2024
Balance, June 30, 2024	18,857,565	$231,721	$381,622	$(93,226)	$520,117
Net income (loss)	—	—	(7,282)	—	(7,282)
Share-based compensation expense	—	924	—	—	924
Other comprehensive income (loss)	—	—	—	24,556	24,556
Balance, September 30, 2024	18,857,565	$232,645	$374,340	$(68,670)	$538,315

For the nine months ended September 30, 2024
Balance, December 31, 2023	18,810,055	$229,889	$395,357	$(86,859)	$538,387
Net income (loss)	—	—	(21,017)	—	(21,017)
Share-based compensation expense	—	2,890	—	—	2,890
Common stock issued - Stock grants	60,483	—	—	—	—
Other comprehensive income (loss)	—	—	—	18,189	18,189
Common stock repurchased	(12,973)	(134)	—	—	(134)
Balance, September 30, 2024	18,857,565	$232,645	$374,340	$(68,670)	$538,315
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,017)	$(24,089)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Goodwill impairment charge	—	39,857
Provision for credit losses	—	(886)
Depreciation and amortization, premises and equipment	5,034	5,441
Amortization of premiums and discounts: investment securities, deposits, debt	1,958	61
Operating leases: excess of payments over amortization	(2,403)	(2,404)
Amortization of finance leases	143	328
Amortization of core deposit intangibles	1,875	2,163
Amortization of deferred loan fees and costs	(359)	(773)
Share-based compensation expense	2,890	2,696
Deferred income tax (benefit) expense	(14,263)	12,149
Origination of LHFS	(324,436)	(288,479)
Proceeds from sale of LHFS	309,528	274,915
Net fair value adjustment and gain on sale of LHFS	(3,177)	(480)
Origination of MSRs	(2,796)	(2,721)
Change in fair value of MSRs	5,626	3,080
Amortization of servicing rights	4,284	4,363
Gain on sale of OREO	—	(621)
Net change in trading securities	(13,468)	(2,584)
Increase in other assets	(2,594)	(42,197)
Increase in accounts payable and other liabilities	6,133	18,689
Net cash used in operating activities	(47,042)	(1,492)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	—	(53,232)
Proceeds from sale of investment securities	—	4,693
Principal payments on investment securities	156,987	119,710
Proceeds from sale of OREO	126	1,725
Net (increase) decrease in LHFI	87,085	4,171
Purchase of premises and equipment	(6,427)	(2,667)
Net cash received from acquisition of branches	—	327,901
Proceeds from sale of Federal Home Loan Bank stock	206,871	116,046
Purchases of Federal Home Loan Bank stock	(229,752)	(126,071)
Net cash provided by investing activities	214,890	392,276

	Nine Months Ended September 30,
(in thousands)	2024	2023

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	(328,488)	(1,083,087)
Changes in short-term borrowings, net	286,000	212,000
Proceeds from other long-term borrowings	585,000	745,000
Repayment of other long-term borrowings	(720,000)	(100,000)
Repayment of finance lease principal	(138)	(358)
Dividends paid on common stock	—	(10,463)
Net cash used in financing activities	(177,626)	(236,908)
Net increase (decrease) in cash and cash equivalents	(9,778)	153,876
Cash and cash equivalents, beginning of year	215,664	72,828
Cash and cash equivalents, end of period	$205,886	$226,704
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$220,257	$153,957
Federal and state income taxes	(636)	86
Non-cash activities:
Increase in lease assets and lease liabilities	3,536	2,538
LHFI foreclosed and transferred to OREO	—	107
Loans transferred from LHFI to LHFS, net	1,171	2,507
Ginnie Mae loans recognized with the right to repurchase, net	1,901	—
Ginnie Mae loans derecognized with the right to repurchase, net	—	1,360
Repurchase of common stock-award shares	134	316
Acquisition:
Loans acquired	—	21,197
Premises and equipment and other assets	—	5,845
Liabilities assumed	—	377,412
Goodwill and other intangibles	—	22,469
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

On October 29, 2024 First Sun and the Company announced that based on discussions with the Federal Reserve and the Texas Department of Banking, regulatory approvals necessary for the Merger to proceed have not been obtained and FirstSun and Sunflower Bank have been asked to withdraw their merger applications. FirstSun and the Company are discussing the pursuit of an alternative regulatory structure for the Merger. The parties are also discussing terms on which they would terminate the merger agreement if no alternative structure is feasible. There can be no assurance that an alternative regulatory structure may ultimately be feasible.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. ASU 2023-09 will not have an impact on the Company's financial position or results of operation as it impacts disclosures only. We are assessing the impact on our disclosures.

NOTE 2–INVESTMENT SECURITIES:
The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At September 30, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$179,214	$180	$(5,490)	$173,904
Commercial	54,780	—	(5,602)	49,178
Collateralized mortgage obligations ("CMOs"):
Residential	365,390	49	(25,080)	340,359
Commercial	60,860	—	(4,222)	56,638
Municipal bonds	437,830	284	(42,150)	395,964
Corporate debt securities	41,144	11	(6,195)	34,960
U.S. Treasury securities	22,395	—	(1,890)	20,505
Agency debentures	46,929	3	(889)	46,043
Total	$1,208,542	$527	$(91,518)	$1,117,551
HTM
Municipal bonds	$2,318	$—	$(22)	$2,296

	At December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$194,141	$117	$(10,460)	$183,798
Commercial	55,235	—	(7,479)	47,756
CMOs:
Residential	473,269	8	(33,539)	439,738
Commercial	63,456	—	(6,059)	57,397
Municipal bonds	452,057	670	(47,853)	404,874
Corporate debt securities	45,611	34	(7,098)	38,547
U.S. Treasury securities	22,658	—	(2,474)	20,184
Agency debentures	60,202	5	(1,302)	58,905
Total	$1,366,629	$834	$(116,264)	$1,251,199
HTM
Municipal bonds	$2,371	$—	$(40)	$2,331

At September 30, 2024, and December 31, 2023, the Company held $38 million and $25 million, respectively, of trading securities, consisting of US Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and included within investment securities on the balance sheet. For the quarters ended September 30, 2024 and 2023, net gains of $1.1 million and net losses of $0.9 million on trading securities, respectively, and for the nine months ended September 30, 2024 and 2023, net gains of $0.2 million and net losses of $1.4 million on trading securities, respectively, were recorded in servicing income.

MBS and CMOs represent securities issued or guaranteed by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2024 and December 31, 2023, substantially all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon nationally recognized statistical rating organizations where available and, where not available, based upon internal ratings.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At September 30, 2024
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$—	$—	$(5,490)	$163,801	$(5,490)	$163,801
Commercial	—	—	(5,602)	49,178	(5,602)	49,178
CMOs:
Residential	—	2,066	(25,080)	319,501	(25,080)	321,567
Commercial	—	—	(4,222)	56,638	(4,222)	56,638
Municipal bonds	(91)	13,054	(42,059)	357,312	(42,150)	370,366
Corporate debt securities	—	—	(6,195)	24,949	(6,195)	24,949
U.S. Treasury securities	—	—	(1,890)	20,505	(1,890)	20,505
Agency debentures	—	—	(889)	36,093	(889)	36,093
Total	$(91)	$15,120	$(91,427)	$1,027,977	$(91,518)	$1,043,097
HTM
Municipal bonds	$—	$—	$(22)	$2,296	$(22)	$2,296

	At December 31, 2023
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(3)	$1,145	$(10,457)	$177,393	$(10,460)	$178,538
Commercial	—	61	(7,479)	47,695	(7,479)	47,756
CMOs:
Residential	(368)	83,815	(33,171)	348,914	(33,539)	432,729
Commercial	—	—	(6,059)	57,397	(6,059)	57,397
Municipal bonds	(73)	7,489	(47,780)	364,775	(47,853)	372,264
Corporate debt securities	—	—	(7,098)	28,513	(7,098)	28,513
U.S. Treasury securities	—	—	(2,474)	20,184	(2,474)	20,184
Agency debentures	(135)	42,897	(1,167)	11,003	(1,302)	53,900
Total	$(579)	$135,407	$(115,685)	$1,055,874	$(116,264)	$1,191,281
HTM
Municipal bonds	$—	$—	$(40)	$2,331	$(40)	$2,331

The Company has evaluated AFS securities in an unrealized loss position and has determined the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of September 30, 2024 or December 31, 2023. The Company bases this conclusion in part on its periodic review of the credit ratings of the AFS securities or reviews of the financial condition of the issuers. In addition, as of September 30, 2024 and December 31, 2023, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield:

	At September 30, 2024
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$15,746	3.93%	$69,931	3.01%	$310,287	3.05%	$395,964	3.08%
Corporate debt securities	—	—%	12,837	4.54%	22,123	4.24%	—	—%	34,960	4.35%
U.S. Treasury securities	—	—%	20,505	1.17%	—	—%	—	—%	20,505	1.17%
Agency debentures	9,998	5.02%	27,804	5.06%	5,049	2.21%	3,192	2.21%	46,043	4.54%
Total	$9,998	5.02%	$76,892	3.71%	$97,103	3.25%	$313,479	3.04%	$497,472	3.22%

HTM
Municipal bonds	$—	—%	$2,296	2.30%	$—	—%	$—	—%	$2,296	2.30%

	At December 31, 2023
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$5,856	1.84%	$60,775	3.36%	$338,243	3.01%	$404,874	3.04%
Corporate debt securities	4,425	3.53%	12,714	4.95%	21,408	3.89%	—	—%	38,547	4.21%
U.S. Treasury securities	—	—%	20,184	1.14%	—	—%	—	—%	20,184	1.14%
Agency debentures	16,977	4.93%	30,925	5.20%	7,758	2.15%	3,245	2.17%	58,905	4.51%
Total	$21,402	4.64%	$69,679	3.64%	$89,941	3.40%	$341,488	3.00%	$522,510	3.21%

HTM
Municipal bonds	$—	—%	$2,331	2.29%	$—	—%	$—	—%	$2,331	2.29%

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security. Taxable-equivalent amounts are used where applicable. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of September 30, 2024 and December 31, 2023 was 3.12% and 3.21%, respectively.

Sales of AFS investment securities were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Proceeds	$—	$—	$—	$4,693
Gross gains	—	—	—	3
Gross losses	—	—	—	—

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At September 30, 2024	At December 31, 2023

Federal Reserve Bank to secure borrowings	$283,038	$647,104
Washington, Oregon and California to secure public deposits	168,259	10,654
Other securities pledged	1,356	1,440
Total securities pledged as collateral	$452,653	$659,198

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $2.8 million for both quarters ended September 30, 2024 and 2023, and $8.4 million for both the nine months ended September 30, 2024 and 2023.

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

(in thousands)	At September 30, 2024	At December 31, 2023

CRE
Non-owner occupied CRE	$590,956	$641,885
Multifamily	3,950,941	3,940,189
Construction/land development	535,601	565,916
Total	5,077,498	5,147,990
Commercial and industrial loans
Owner occupied CRE	365,138	391,285
Commercial business	345,999	359,049
Total	711,137	750,334
Consumer loans
Single family	1,137,981	1,140,279
Home equity and other	406,638	384,301
Total (1)	1,544,619	1,524,580
Total LHFI	7,333,254	7,422,904
Allowance for credit losses ("ACL")	(38,651)	(40,500)
Total LHFI less ACL	$7,294,603	$7,382,404
(1)    Includes $1.3 million of loans at both September 30, 2024 and December 31, 2023, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Loans totaling $5.2 billion and $5.1 billion at September 30, 2024 and December 31, 2023, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $1.3 billion and $1.2 billion at September 30, 2024 and December 31, 2023, respectively, were pledged to secure borrowings from the Federal Reserve Bank of San Francisco ("FRBSF").

Credit Risk Concentrations

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At September 30, 2024, and December 31, 2023 single family loans in the state of Washington represented 12% and 11% of the total LHFI portfolio. At September 30, 2024 and December 31, 2023, multifamily loans in California represented 36% of the total LHFI portfolio.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
As of September 30, 2024, the historical expected loss rates increased when compared to December 31, 2023 due to product mix risk and composition changes. During the nine months ended September 30, 2024, the qualitative factors decreased due to economic conditions and improved collateral conditions, partially offset by increases related to the volume and nature of the portfolio. Additionally, over the two-year forecast period in the markets in which it operates, the Bank expects neutral economic forecasts and neutral to improving collateral forecasts.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $1.3 million and $1.8 million at September 30, 2024 and December 31, 2023, respectively.

The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $28.5 million and $28.9 million at September 30, 2024 and December 31, 2023, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Beginning balance	$39,741	$41,500	$40,500	$41,500
Provision for credit losses	104	(990)	474	(290)
Net (charge-offs) recoveries	(1,194)	(510)	(2,323)	(1,210)
Ending balance	$38,651	$40,000	$38,651	$40,000

Allowance for unfunded commitments:
Beginning balance	$1,453	$1,721	$1,823	$2,197
Provision for credit losses	(104)	(120)	(474)	(596)
Ending balance	$1,349	$1,601	$1,349	$1,601

Provision for credit losses:
Allowance for credit losses - loans	$104	$(990)	$474	$(290)
Allowance for unfunded commitments	(104)	(120)	(474)	(596)
Total	$—	$(1,110)	$—	$(886)

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows:

	Quarter Ended September 30, 2024
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$1,777	$—	$—	$35	$1,812
Multifamily	17,070	—	—	(1,310)	15,760
Construction/land development
Multifamily construction	1,971	—	—	(582)	1,389
CRE construction	35	—	—	47	82
Single family construction	5,445	—	—	1,742	7,187
Single family construction to permanent	300	—	—	(45)	255
Total	26,598	—	—	(113)	26,485
Commercial and industrial loans
Owner occupied CRE	731	—	—	(92)	639
Commercial business	5,595	(1,534)	325	86	4,472
Total	6,326	(1,534)	325	(6)	5,111
Consumer loans
Single family	3,844	—	2	(42)	3,804
Home equity and other	2,973	(28)	41	265	3,251
Total	6,817	(28)	43	223	7,055
Total ACL	$39,741	$(1,562)	$368	$104	$38,651

	Quarter Ended September 30, 2023
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,242	$—	$—	$123	$2,365
Multifamily	9,695	—	—	1,011	10,706
Construction/land development
Multifamily construction	1,566	—	—	26	1,592
CRE construction	169	—	—	(16)	153
Single family construction	11,067	—	—	(1,322)	9,745
Single family construction to permanent	1,421	—	—	(430)	991
Total	26,160	—	—	(608)	25,552
Commercial and industrial loans
Owner occupied CRE	930	—	—	172	1,102
Commercial business	3,837	(543)	25	282	3,601
Total	4,767	(543)	25	454	4,703
Consumer loans
Single family	6,617	—	4	(838)	5,783
Home equity and other	3,956	(92)	96	2	3,962
Total	10,573	(92)	100	(836)	9,745
Total ACL	$41,500	$(635)	$125	$(990)	$40,000

	Nine Months Ended September 30, 2024
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,610	$—	$—	$(798)	$1,812
Multifamily	13,093	—	—	2,667	15,760
Construction/land development
Multifamily construction	3,983	—	—	(2,594)	1,389
CRE construction	189	—	—	(107)	82
Single family construction	7,365	—	—	(178)	7,187
Single family construction to permanent	672	—	—	(417)	255
Total	27,912	—	—	(1,427)	26,485
Commercial and industrial loans
Owner occupied CRE	899	—	—	(260)	639
Commercial business	2,950	(2,654)	365	3,811	4,472
Total	3,849	(2,654)	365	3,551	5,111
Consumer loans
Single family	5,287	—	5	(1,488)	3,804
Home equity and other	3,452	(139)	100	(162)	3,251
Total	8,739	(139)	105	(1,650)	7,055
Total ACL	$40,500	$(2,793)	$470	$474	$38,651

	Nine Months Ended September 30, 2023
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,102	$—	$—	$263	$2,365
Multifamily	10,974	—	—	(268)	10,706
Construction/land development
Multifamily construction	998	—	—	594	1,592
CRE construction	196	—	—	(43)	153
Single family construction	12,418	—	—	(2,673)	9,745
Single family construction to permanent	1,171	—	—	(180)	991
Total	27,859	—	—	(2,307)	25,552
Commercial and industrial loans
Owner occupied CRE	1,030	—	—	72	1,102
Commercial business	3,247	(1,342)	73	1,623	3,601
Total	4,277	(1,342)	73	1,695	4,703
Consumer loans
Single family	5,610	—	21	152	5,783
Home equity and other	3,754	(232)	270	170	3,962
Total	9,364	(232)	291	322	9,745
Total ACL	$41,500	$(1,574)	$364	$(290)	$40,000

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status.

	At September 30, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$—	$1,456	$70,175	$71,686	$40,226	$365,039	$610	$—	$549,192
Special Mention	—	—	—	—	—	25,534	—	—	25,534
Substandard	—	—	—	—	—	16,230	—	—	16,230
Total	—	1,456	70,175	71,686	40,226	406,803	610	—	590,956
Multifamily
Pass	1,722	106,452	1,730,141	1,207,002	430,732	303,043	—	—	3,779,092
Special Mention	—	—	74,132	3,916	39,806	47,758	—	—	165,612
Substandard	—	—	—	—	—	6,237	—	—	6,237
Total	1,722	106,452	1,804,273	1,210,918	470,538	357,038	—	—	3,950,941
Multifamily construction
Pass	—	28,529	65,652	63,231	—	—	—	—	157,412
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	—	28,529	65,652	63,231	—	—	—	—	157,412
CRE construction
Pass	—	5,810	—	—	—	—	—	—	5,810
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,821	—	—	—	3,821
Total	—	5,810	—	—	3,821	—	—	—	9,631
Single family construction
Pass	103,729	27,734	10,095	7,035	—	69	165,673	—	314,335
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	103,729	27,734	10,095	7,035	—	69	165,673	—	314,335
Single family construction to permanent
Current	5,093	19,913	20,843	7,952	422	—	—	—	54,223
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	5,093	19,913	20,843	7,952	422	—	—	—	54,223
Owner occupied CRE
Pass	1,415	10,620	59,954	34,535	42,208	171,189	4	86	320,011
Special Mention	—	1,810	6,166	7,676	—	26,750	—	—	42,402
Substandard	—	—	344	—	—	2,381	—	—	2,725
Total	1,415	12,430	66,464	42,211	42,208	200,320	4	86	365,138
Commercial business
Pass	26,722	15,893	38,551	22,573	29,617	32,943	149,728	835	316,862
Special Mention	—	—	—	1,867	689	685	2	—	3,243
Substandard	255	422	11,133	—	6,515	4,633	2,902	34	25,894
Total	26,977	16,315	49,684	24,440	36,821	38,261	152,632	869	345,999
Total commercial portfolio	$138,936	$218,639	$2,087,186	$1,427,473	$594,036	$1,002,491	$318,919	$955	$5,788,635

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At September 30, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$254	$37,460	$382,171	$308,697	$141,332	$264,815	$—	$—	$1,134,729
Past due:
30-59 days	—	—	—	—	—	713	—	—	713
60-89 days	—	—	—	—	—	235	—	—	235
90+ days	—	—	—	—	—	2,304	—	—	2,304
Total	254	37,460	382,171	308,697	141,332	268,067	—	—	1,137,981
Home equity and other
Current	1,056	1,190	1,809	150	87	1,484	393,460	4,532	403,768
Past due:
30-59 days	—	4	4	4	—	—	1,467	28	1,507
60-89 days	—	—	5	1	—	—	193	6	205
90+ days	—	—	7	—	—	23	1,001	127	1,158
Total	1,056	1,194	1,825	155	87	1,507	396,121	4,693	406,638
Total consumer portfolio (1)	$1,310	$38,654	$383,996	$308,852	$141,419	$269,574	$396,121	$4,693	$1,544,619
Total LHFI	$140,246	$257,293	$2,471,182	$1,736,325	$735,455	$1,272,065	$715,040	$5,648	$7,333,254

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

The following tables present a vintage analysis of the commercial and consumer portfolio segment by loan sub-class and gross charge-offs:

	At September 30, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$—	$(458)	$(1,077)	$(1,080)	$(39)	$—	$(2,654)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(24)	(5)	—	—	—	(110)	—	(139)
Total LHFI	$—	$(24)	$(5)	$(458)	$(1,077)	$(1,080)	$(149)	$—	$(2,793)

	At December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$(184)	$—	$(1,136)	$295	$13	$(50)	$(1,062)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(106)	(22)	—	—	(4)	(187)	—	(319)
Total LHFI	$—	$(106)	$(206)	$—	$(1,136)	$291	$(174)	$(50)	$(1,381)

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At September 30, 2024
(in thousands)	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total
CRE
Non-owner occupied CRE	$—	$—	$16,230	$—	$16,230
Multifamily	—	1,915	—	—	1,915
Construction/land development
CRE construction	—	—	3,821	—	3,821
Total	—	1,915	20,051	—	21,966
Commercial and industrial loans
Owner occupied CRE	—	—	205	—	205
Commercial business	2,963	—	4,420	1,573	8,956
Total	2,963	—	4,625	1,573	9,161
Consumer loans
Single family	832	—	—	—	832
Total collateral-dependent loans	$3,795	$1,915	$24,676	$1,573	$31,959

	At December 31, 2023
(in thousands)	1-4 Family	Non-residential real estate	Other non-real estate	Total

CRE
Non-owner occupied CRE	$573	$16,230	$—	$16,803
Construction/land development
CRE construction	—	3,821	—	3,821
Total	573	20,051	—	20,624
Commercial and industrial loans
Commercial business	2,788	5,471	4,587	12,846
Total	2,788	5,471	4,587	12,846
Consumer loans
Single family	773	—	—	773
Total collateral-dependent loans	$4,134	$25,522	$4,587	$34,243

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At September 30, 2024		At December 31, 2023
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

CRE
Non-owner occupied CRE	$16,230	$16,230	$16,803	$16,803
Multifamily	1,915	1,915	—	—
Construction/land development
CRE construction	3,821	3,821	3,821	3,821
Total	21,966	21,966	20,624	20,624
Commercial and industrial loans
Owner occupied CRE	1,194	1,194	706	706
Commercial business	9,888	11,038	13,151	13,686
Total	11,082	12,232	13,857	14,392
Consumer loans
Single family	1,109	3,369	773	2,650
Home equity and other	—	2,753	—	1,310
Total	1,109	6,122	773	3,960
Total nonaccrual loans	$34,157	$40,320	$35,254	$38,976

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At September 30, 2024
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,230	$16,230	$574,726	$590,956
Multifamily	—	—	—		1,915	1,915	3,949,026	3,950,941
Construction/land development
Multifamily construction	—	—	—		—	—	157,412	157,412
CRE construction	—	—	—		3,821	3,821	5,810	9,631
Single family construction	—	—	—		—	—	314,335	314,335
Single family construction to permanent	—	—	—		—	—	54,223	54,223
Total	—	—	—		21,966	21,966	5,055,532	5,077,498
Commercial and industrial loans
Owner occupied CRE	—	—	—		1,194	1,194	363,944	365,138
Commercial business	70	—	—		11,038	11,108	334,891	345,999
Total	70	—	—		12,232	12,302	698,835	711,137
Consumer loans
Single family	2,531	1,670	4,967	(2)	3,369	12,537	1,125,444	1,137,981
Home equity and other	1,118	197	—		2,753	4,068	402,570	406,638
Total	3,649	1,867	4,967		6,122	16,605	1,528,014	1,544,619	(3)
Total loans	$3,719	$1,867	$4,967		$40,320	$50,873	$7,282,381	$7,333,254
%	0.05%	0.02%	0.07%		0.55%	0.69%	99.31%	100.00%

	At December 31, 2023
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,803	$16,803	$625,082	$641,885
Multifamily	—	1,915	—		—	1,915	3,938,274	3,940,189
Construction/land development
Multifamily construction	—	—	—		—	—	168,049	168,049
CRE construction	—	—	—		3,821	3,821	14,692	18,513
Single family construction	—	—	—		—	—	274,050	274,050
Single family construction to permanent	—	—	—		—	—	105,304	105,304
Total	—	1,915	—		20,624	22,539	5,125,451	5,147,990
Commercial and industrial loans
Owner occupied CRE	—	—	—		706	706	390,579	391,285
Commercial business	—	—	—		13,686	13,686	345,363	359,049
Total	—	—	—		14,392	14,392	735,942	750,334
Consumer loans
Single family	5,174	1,993	4,261	(2)	2,650	14,078	1,126,201	1,140,279
Home equity and other	974	225	—		1,310	2,509	381,792	384,301
Total	6,148	2,218	4,261		3,960	16,587	1,507,993	1,524,580	(3)
Total loans	$6,148	$4,133	$4,261		$38,976	$53,518	$7,369,386	$7,422,904
%	0.08%	0.05%	0.06%		0.53%	0.72%	99.28%	100.00%
(1)     Includes loans whose repayments are insured by the FHA or guaranteed by the VA or Small Business Administration ("SBA") of $11.0 million and $12.4 million at September 30, 2024 and December 31, 2023, respectively.
(2)    FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)    Includes $1.3 million of loans at both September 30, 2024 and December 31, 2023, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.

Loan Modifications

The Company provides modifications to borrowers experiencing financial difficulty ("MBFD"), which may include delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications for the quarters and nine months ended September 30, 2024 and 2023 did not have a material impact on the ACL. The following tables provide information related to loans modified for the quarters and nine months ended September 30, 2024 and 2023 to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Significant Payment Delay
	Quarter Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Multifamily	$1,915	0.05%	$—	—%	$1,915	0.05%	$—	—%
Commercial business	—	—%	—	—%	90	0.03%	—	—%
Single family	—	—%	847	0.08%	$—	—%	847	0.08%

	Term Extension
	Quarter Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$2	—%	$9,663	2.51%	$1,152	0.33%	$10,396	2.70%
Single family	—	—%	273	0.02%	—	—%	273	0.02%

	Significant Payment Delay and Term Extension
	Quarter Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Non-owner occupied CRE	$—	—%	$16,440	2.60%	$—	—%	$16,440	2.60%
Construction/land development	—	—%	3,871	0.68%	—	—%	3,871	0.68%
Single family	1,226	0.11%	1,167	0.11%	2,399	0.21%	2,284	0.21%

	Interest Rate Reduction, Significant Payment Delay and Term Extension
	Quarter Ended June 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Single family	$—	—%	$—	—%	$—	—%	$192	0.02%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Interest Rate Reduction
	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Single family	—	—	—	Reduced weighted-average contractual interest rate from 5.25% to 5.00%.

Significant Payment Delay
	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-owner occupied CRE	—	The weighted average duration of loan payments deferred is 1.6 years	—	The weighted average duration of loan payments deferred is 1.6 years.
Multifamily	The weighted average duration of loan payments deferred is 0.5 years	—	The weighted average duration of loan payments deferred is 1.5 years	—
Construction/land development	—	The weighted average duration of loan payments deferred is 2.1 years.	—	The weighted average duration of loan payments deferred is 2.1 years.
Commercial business	—	—	The weighted average duration of loan payments deferred is 2.8 years.	—
Single Family	Provided payment deferrals to borrowers. A weighted average 2.16% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 1.08% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.80% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.48% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-owner occupied CRE	—	Added a weighted average 1.6 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	—	Added a weighted average 1.6 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Construction/land development	—	Added a weighted average 2.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	—	Added a weighted average 2.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Commercial business	Added a weighted average 0.7 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 1.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 0.3 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 1.2 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Single family	Added a weighted average 4.9 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 3.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 3.9 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 4.6 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table depicts the payment status of loans that were classified as MBFDs on or after July 1, 2023 through June 30, 2024:

	Payment Status (Amortized Cost Basis) at September 30, 2024
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Non-owner occupied CRE	$—	$—	$16,230
Commercial business	811	—	5,570
Single family	754	419	458
Total	$1,565	$419	$22,258

The following table depicts the payment status of loans that were classified as MBFDs on or after July 1, 2022 through June 30, 2023:

	Payment Status (Amortized Cost Basis) at September 30, 2023
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Non-owner occupied CRE	$16,440	$—	$—
Construction/land development	3,871	—	—
Commercial business	14,335	—	—
Single family	8,090	700	518
Total	$42,736	$700	$518

The following table provides the amortized cost basis as of September 30, 2024 of MBFDs on or after July 1, 2023 through June 30, 2024 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Quarter Ended September 30, 2024
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Single family	$—	$—	$—	$419	$—
Total	$—	$—	$—	$419	$—

The following table provides the amortized cost basis as of September 30, 2023 of MBFDs on or after July 1, 2022 through June 30, 2023 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Quarter Ended September 30, 2023
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Commercial business	$—	$2,990	$—	$—	$—
Single family	235	—	—	634	70
Total	$235	$2,990	$—	$634	$70

The following table provides the amortized cost basis as of September 30, 2024 of MBFDs on or after July 1, 2023 through June 30, 2024 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Nine Months Ended September 30, 2024
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Non-owner occupied CRE	$—	$—	$—	$16,230	$—
Construction/land development	—	—	—	—	—
Commercial business	—	5,570	—	—	—
Single family	240	—	—	638	—
Total	$240	$5,570	$—	$16,868	$—

The following table provides the amortized cost basis as of September 30, 2023 of MBFDs on or after July 1, 2022 through June 30, 2023 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Nine Months Ended September 30, 2023
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Commercial business	$—	$2,990	$—	$—	$—
Single family	235	—	—	2,879	1,162
Total	$235	$2,990	$—	$2,879	$1,162

NOTE 4–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At September 30, 2024		At December 31, 2023
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,253,582	—%	$1,306,503	—%
Interest bearing:
Interest-bearing demand deposits	315,711	0.36%	344,748	0.25%
Savings	239,060	0.06%	261,508	0.06%
Money market	1,445,639	1.92%	1,622,665	1.79%
Certificates of deposit
Brokered deposits	741,051	5.11%	1,218,008	5.36%
Other	2,440,361	4.56%	2,009,946	3.95%
Total interest bearing deposits	5,181,822	3.44%	5,456,875	3.19%
Total deposits	$6,435,404	2.77%	$6,763,378	2.58%

There were $284 million and $255 million in public funds included in deposits at September 30, 2024 and December 31, 2023, respectively.
Certificates of deposit outstanding mature as follows:

(in thousands)	September 30, 2024

Within one year	$2,932,001
One to two years	235,959
Two to three years	5,363
Three to four years	6,426
Four to five years	1,663
Thereafter	—
Total	$3,181,412

The aggregate amount of certificate of deposits in denominations of more than the FDIC limit of $250 thousand at September 30, 2024 and December 31, 2023 were $248 million and $194 million, respectively.

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

	At September 30, 2024
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$139,676	$175	$(338)
Interest rate lock commitments	49,009	655	(59)
Interest rate swaps	224,940	7,925	(7,928)
Futures	9,200	—	(13)
Options	10,000	9	—
Total derivatives before netting	$432,825	$8,764	$(8,338)
Netting adjustment/Cash collateral (1)		(7,579)	393
Carrying value on consolidated balance sheet		$1,185	$(7,945)

	At December 31, 2023
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$87,509	$151	$(288)
Interest rate lock commitments	21,790	411	—
Interest rate swaps	235,521	10,489	(10,492)
Futures	12,200	—	(3)
Options	9,300	132	—
Total derivatives before netting	$366,320	$11,183	$(10,783)
Netting adjustment/Cash collateral (1)		(10,119)	195
Carrying value on consolidated balance sheet		$1,064	$(10,588)
(1)    Includes net cash collateral received of $7.2 million and $9.9 million at September 30, 2024 and December 31, 2023, respectively.

The following table presents gross fair value and net carrying value information for derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At September 30, 2024
Derivative assets	$8,764	$(7,579)	$1,185
Derivative liabilities	(8,338)	393	(7,945)
At December 31, 2023
Derivative assets	$11,183	$(10,119)	$1,064
Derivative liabilities	(10,783)	195	(10,588)
(1)    Includes net cash collateral received of $7.2 million and $9.9 million at September 30, 2024 and December 31, 2023, respectively.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in other assets. Payables related to cash collateral that has been received from counterparties are included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At September 30, 2024 and December 31, 2023, the Company had liabilities of $7.4 million and $10.1 million, respectively, in cash collateral received from counterparties and receivables of $177 thousand and $218 thousand, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$(469)	$513	$(157)	$780
Loan servicing income (loss) (2)	330	(247)	(395)	(1,475)
Other (3)	(4)	1	(1)	—
(1)Comprised of forward contracts used as an economic hedge of loans held for sale and interest rate lock commitments ("IRLCs") to customers.
(2)Comprised of futures, US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers and broker dealer counterparties.

The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, were $0.3 million for both quarters ended September 30, 2024 and 2023, and was $0.9 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.
The notional amount of open interest rate swap agreements executed with commercial banking customers and broker dealer counterparties at September 30, 2024 and December 31, 2023 were $225 million and $236 million, respectively.

NOTE 6–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

(in thousands)	At September 30, 2024	At December 31, 2023

Single family	$38,863	$12,849
CRE, multifamily and SBA	—	6,788
Total	$38,863	$19,637

Loans sold consisted of the following for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Single family	$109,091	$101,575	$277,551	$257,835
CRE, multifamily and SBA	7,602	2,821	29,337	16,220
Total	$116,693	$104,396	$306,888	$274,055

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Single family	$2,779	$2,267	$7,483	$6,656
CRE, multifamily and SBA	(19)	105	619	582
Total	$2,760	$2,372	$8,102	$7,238

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At September 30, 2024	At December 31, 2023

Single family	$5,198,826	$5,316,304
CRE, multifamily and SBA	1,849,679	1,900,039
Total	$7,048,505	$7,216,343

The following is a summary of changes in the Company's liability for estimated single-family mortgage repurchase losses:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$1,202	$1,728	$1,481	$2,232
Additions, net of adjustments (1)	31	(73)	(117)	(184)
Realized (losses) recoveries, net (2)	(93)	(10)	(224)	(403)
Balance, end of period	$1,140	$1,645	$1,140	$1,645
(1) Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2) Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $1.5 million and $2.9 million were recorded in other assets as of September 30, 2024 and December 31, 2023, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At September 30, 2024 and December 31, 2023, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $7.5 million and $5.6 million, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Servicing income, net:
Servicing fees and other	$6,695	$6,405	$19,611	$19,666
Amortization of single family MSRs (1)	(1,669)	(1,564)	(4,810)	(4,874)
Amortization of multifamily and SBA MSRs	(1,423)	(1,374)	(4,284)	(4,363)
Total	3,603	3,467	10,517	10,429
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	(1,963)	785	(816)	1,794
Net gain (loss) from economic hedging (3)	1,418	(1,160)	(201)	(2,833)
Total	(545)	(375)	(1,017)	(1,039)
Loan servicing income	$3,058	$3,092	$9,500	$9,390
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)    The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.3 million for both quarters ended September 30, 2024 and 2023, and was $0.9 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Beginning balance	$73,725	$76,314	$74,249	$76,617
Additions and amortization:
Originations	707	935	2,177	2,473
Purchases	—	—	—	460
Amortization (1)	(1,669)	(1,564)	(4,810)	(4,874)
Net additions and amortization	(962)	(629)	(2,633)	(1,941)
Changes in fair value assumptions (2)	(1,963)	785	(816)	1,794
Ending balance	$70,800	$76,470	$70,800	$76,470
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2024	2023	2024	2023

Constant prepayment rate ("CPR") (2)	22.61%	15.13%	19.87%	14.20%
Discount rate	9.88%	11.70%	10.17%	10.83%
(1) Based on a weighted average.
(2) Represents an expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At September 30, 2024		At December 31, 2023
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs (2)	6.17% - 13.10%	7.47%	6.80% - 32.50%	7.00%
Discount Rates	9.63% - 15.09%	10.12%	10.00% - 17.00%	10.00%
(1) Weighted averages of all the inputs within the range.
(2) Represents the expected lifetime average CPR used in the model.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At September 30, 2024

Fair value of single family MSR	$70,800
Expected weighted-average life (in years)	8.15
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(995)
Impact on fair value of 50 basis points adverse change in interest rates	$(2,158)
Discount rate
Impact on fair value of 100 basis points increase	$(2,380)
Impact on fair value of 200 basis points increase	$(5,005)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Beginning balance	$27,583	$32,477	$29,987	$35,256
Originations	162	38	619	248
Amortization	(1,423)	(1,374)	(4,284)	(4,363)
Ending balance	$26,322	$31,141	$26,322	$31,141

Key economic assumptions used in measuring the initial fair value of capitalized multifamily MSRs were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2024	2023	2024	2023

Discount rate	13.00%	13.00%	13.00%	13.00%
(1)Based on a weighted average.

For multifamily MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below. Multifamily DUS loans typically contain yield maintenance features that significantly reduce loan prepayments, resulting in a CPR of zero for valuation purposes.

	At September 30, 2024		At December 31, 2023

	Range of Inputs	Average (1)	Range of Inputs	Average (1)
Discount Rates	13.00% - 15.00%	13.00%	13.00% - 15.00%	13.00%
(1) Weighted averages of all the inputs within the range.

NOTE 7–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of the principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. At September 30, 2024 and December 31, 2023, the total unpaid principal balance of loans sold under this program was $1.7 billion and $1.8 billion, respectively. The Company's reserve liability related to this arrangement totaled $0.6 million and $0.5 million at September 30, 2024 and December 31, 2023, respectively. There were no actual losses incurred under this arrangement during the quarters and nine months ended September 30, 2024 and 2023.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.2 billion and $5.3 billion as of September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets, of $1.1 million and $1.5 million, respectively.

NOTE 8–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023

Net income (loss)	$(7,282)	$2,295	$(21,017)	$(24,089)

Weighted average shares:
Basic weighted-average number of common shares outstanding	18,857,565	18,792,893	18,857,335	18,774,593
Dilutive effect of outstanding common stock equivalents	—	—	—	—
Diluted weighted-average number of common shares outstanding	18,857,565	18,792,893	18,857,335	18,774,593
Net income (loss) per share:
Basic earnings per share	$(0.39)	$0.12	$(1.11)	$(1.28)
Diluted earnings per share (1)	(0.39)	0.12	(1.11)	(1.28)
(1) Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the quarters and nine months ended September 30, 2024 and 2023 were certain unvested RSUs and PSUs. On a weighted average basis 558,665 and 236,628 unvested stock units convertible into shares of common stock were excluded at September 30, 2024 and 2023, respectively, because their effect would have been anti-dilutive.

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$38,166	$38,166	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	173,904	—	172,100	1,804
Commercial	49,178	—	49,178	—
Collateralized mortgage obligations:
Residential	340,359	—	340,359	—
Commercial	56,638	—	56,638	—
Municipal bonds	395,964	—	395,964	—
Corporate debt securities	34,960	—	34,960	—
U.S. Treasury securities	20,505	—	20,505	—
Agency debentures	46,043	—	46,043	—
Single family LHFS	38,863	—	38,863	—
Single family LHFI	1,329	—	—	1,329
Single family mortgage servicing rights	70,800	—	—	70,800
Derivatives
Forward sale commitments	175	—	175	—
Options	9	9	—	—
Interest rate lock commitments	655	—	—	655
Interest rate swaps	7,925	—	7,925	—
Total assets	$1,275,473	$38,175	$1,162,710	$74,588
Liabilities:
Derivatives
Futures	$13	$13	$—	$—
Forward sale commitments	338	—	338	—
Interest rate lock commitments	59	—	—	59
Interest rate swaps	7,928	—	7,928	—
Total liabilities	$8,338	$13	$8,266	$59

	At December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$24,698	$24,698	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	183,798	—	181,938	1,860
Commercial	47,756	—	47,756	—
Collateralized mortgage obligations:
Residential	439,738	—	439,738	—
Commercial	57,397	—	57,397	—
Municipal bonds	404,874	—	404,874	—
Corporate debt securities	38,547	—	38,547	—
U.S. Treasury securities	20,184	—	20,184	—
Agency debentures	58,905	—	58,905	—
Single family LHFS	12,849	—	12,849	—
Single family LHFI	1,280	—	—	1,280
Single family mortgage servicing rights	74,249	—	—	74,249
Derivatives
Forward sale commitments	151	—	151	—
Options	132	132	—
Interest rate lock commitments	411	—	—	411
Interest rate swaps	10,489	—	10,489	—
Total assets	$1,375,458	$24,830	$1,272,828	$77,800
Liabilities:
Derivatives
Futures	$3	$3	$—	$—
Forward sale commitments	288	—	288	—
Interest rate swaps	10,492	—	10,492	—
Total liabilities	$10,783	$3	$10,780	$—

There were no transfers between levels of the fair value hierarchy during the quarters and nine months ended September 30, 2024 and 2023.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarters and nine months ended September 30, 2024 and 2023, see Note 6, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $1.3 million at September 30, 2024 and December 31, 2023.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Low	High	Weighted Average

September 30, 2024
Investment securities AFS	$1,804	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Single family LHFI	1,329	Income approach	Implied spread to benchmark interest rate curve	2.85%	5.59%	3.64%
Interest rate lock commitments, net	596	Income approach	Fall-out factor	0.60%	41.79%	10.32%
			Value of servicing	0.65%	1.89%	1.16%

December 31, 2023
Investment securities AFS	$1,860	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Single family LHFI	1,280	Income approach	Implied spread to benchmark interest rate curve	3.30%	5.04%	3.94%
Interest rate lock commitments, net	411	Income approach	Fall-out factor	0.81%	41.64%	10.54%
			Value of servicing	0.32%	0.80%	0.57%

We had no LHFS where the fair value was not derived with significant observable inputs at September 30, 2024 and December 31, 2023.

The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Quarter Ended September 30, 2024
Investment securities AFS	$1,769	$—	$—	$(50)	$85	$1,804
Single family LHFI	1,286	—	—	—	43	1,329
Quarter Ended September 30, 2023
Investment securities AFS	$1,913	$—	$—	$(48)	$(70)	$1,795
Single family LHFI	1,269	—	—	—	(44)	1,225
Nine Months Ended September 30, 2024
Investment securities AFS	$1,860	$—	$—	$(150)	$94	$1,804
Single family LHFI	1,280	—	—	—	49	1,329
Nine Months Ended September 30, 2023
Investment securities AFS	$2,009	$—	$—	$(144)	$(70)	$1,795
Single family LHFI	5,868	—	—	(4,607)	(36)	1,225
(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Beginning balance, net	$483	$79	$411	$105
Total realized/unrealized gains (losses)	1,954	371	3,543	1,484
Settlements	(1,841)	(525)	(3,358)	(1,664)
Ending balance, net	$596	$(75)	$596	$(75)

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

The following table presents assets classified as Level 3 that had changes in their recorded fair value for the periods indicated and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value (1)	Total Gains (Losses)

At or for the Quarter Ended September 30, 2024
LHFI	$1,573	$7
At or for the Quarter Ended September 30, 2023
LHFI	$3,774	$(579)
At or for the Nine Months Ended September 30, 2024
LHFI	$1,573	$(2,237)
At or for the Nine Months Ended September 30, 2023
LHFI	$3,774	$(854)
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$205,886	$205,886	$205,886	$—	$—
Investment securities HTM	2,318	2,296	—	2,296	—
LHFI	7,293,274	7,019,085	—	—	7,019,085
Mortgage servicing rights – multifamily and SBA	26,322	31,970	—	—	31,970
Federal Home Loan Bank stock	78,174	78,174	—	78,174	—
Other assets - GNMA EBO loans	7,518	7,518	—	—	7,518
Liabilities:
Certificates of deposit	$3,181,412	$3,180,057	$—	$3,180,057	$—
Borrowings	1,896,000	1,909,471	—	1,909,471	—
Long-term debt	225,039	184,609	—	184,609	—

	At December 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$215,664	$215,664	$215,664	$—	$—
Investment securities HTM	2,371	2,331	—	2,331	—
LHFI	7,381,124	7,002,028	—	—	7,002,028
LHFS – multifamily and other	6,788	6,871	—	6,871	—
Mortgage servicing rights – multifamily and SBA	29,987	35,292	—	—	35,292
Federal Home Loan Bank stock	55,293	55,293	—	55,293	—
Other assets-GNMA EBO loans	5,617	5,617	—	—	5,617
Liabilities:
Certificates of deposit	$3,227,954	$3,216,665	$—	$3,216,665	$—
Borrowings	1,745,000	1,750,023	—	1,750,023	—
Long-term debt	224,766	132,996	—	132,996	—

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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At September 30, 2024			At December 31, 2023
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$38,863	$37,993	$870	$12,849	$12,583	$266

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report on Form 10-K").

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” and similar expressions (or the negative of these terms). Forward-looking statements in this Form 10-Q also include statements regarding discussions by FirstSun and the Company relating to the pursuit of an alternative regulatory structure for the proposed merger of HomeStreet into FirstSun Capital Bancorp (“FirstSun”) and HomeStreet Bank into Sunflower Bank, N.A. ("Sunflower Bank") a subsidiary of FirstSun (collectively, the “Merger”), discussions relating to terms on which HomeStreet and FirstSun would terminate the merger agreement if no alternative structure is feasible, the expected impact of decreases in interest rates and expectations regarding dividend payments in 2024. Such statements involve inherent risks, uncertainties and other factors, many of which are difficult to predict and are generally beyond control of HomeStreet Inc. (the "Company"). Forward-looking statements are based on the Company’s expectations at the time such statements are made and speak only as of the date made and are not guarantees of future performance. The Company does not assume any obligation or undertake to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by federal securities or other applicable laws, although the Company may do so from time to time. The Company does not endorse any projections regarding future performance that may be made by third parties. For all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act.

We caution readers that actual results may differ materially from those expressed in or implied by the Company’s forward-looking statements. Rather, more important factors could affect the Company’s future results, including but not limited to the following: (1) our ability to successfully consummate the proposed Merger with FirstSun; (2) the ability of HomeStreet and FirstSun to obtain required regulatory and governmental approvals of the Merger when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger); (3) the failure to satisfy the closing conditions in the definitive Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 16, 2024, as amended on April 30, 2024, by and between HomeStreet and FirstSun, or any unexpected delay in closing the Merger; (4) the ability to achieve expected cost savings, synergies and other financial benefits from the Merger within the expected time frames and costs or difficulties relating to integration matters being greater than expected; (5) the diversion of management time from core banking functions due to Merger-related issues; (6) potential difficulty in maintaining relationships with customers, associates or business partners as a result of the announced Merger; (7) the ability of FirstSun to consummate its investment agreements to obtain the necessary capital to support the Merger; (8) the occurrence of any event, change or circumstance that could give rise to the right of one or both parties to terminate the Merger Agreement; (9) the outcome of any legal proceedings that have been or may be instituted against FirstSun or HomeStreet; (10) changes in the U.S. and global economies, including business disruptions, reductions in employment, inflationary pressures and an increase in business failures, specifically among our customers; (11) changes in the interest rate environment; (12) changes in deposit flows, loan demand or real estate values may adversely affect the business of our primary subsidiary, HomeStreet Bank (the “Bank”), through which substantially all of our operations are carried out; (13) there may be increases in competitive pressure among financial institutions or from non-financial institutions; (14) our ability to attract and retain key members of our senior management team; (15) the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control; (16) our ability to control operating costs and expenses; (17) our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; (18) the adequacy of our allowance for credit losses; (19) changes in accounting principles, policies or guidelines may cause our financial condition to be perceived or interpreted differently; (20) legislative or regulatory changes that may adversely affect our business or financial condition, including, without limitation, changes in corporate and/or individual income tax laws and policies, changes in privacy laws, and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes; (21) general economic conditions, either nationally or locally in some or all areas in which we conduct business, or conditions in the securities markets or banking industry, may be less favorable than what we currently anticipate; (22) challenges our customers may face in meeting current underwriting standards may adversely impact all or a substantial portion of the value of our rate-lock loan activity we recognize; (23) technological changes may be more difficult or expensive than what we anticipate; (24) a failure in or breach of our operational or security systems or information technology infrastructure, or those of our third-party providers and vendors, including due to cyber-attacks; (25) success or consummation of new business initiatives may be more difficult or expensive than what we anticipate; (26) our ability to grow efficiently both organically and through acquisitions and to manage our growth and integration costs; (27) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (28) litigation, investigations or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than what we anticipate; and (29) our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or the Bank, or repurchases of our common stock. A discussion of the factors, risks and uncertainties that could affect our financial results, business goals and operational and financial objectives discussed in our 2023 annual report on Form 10-K or in our releases, public statements and/or filings with the Securities and Exchange Commission (“SEC”) is also contained in the “Risk Factors” section of our 2023 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the "First Quarter 2024 Report on Form 10-Q"). We strongly recommend readers review those disclosures in conjunction with the discussions herein.

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

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of the loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and loss given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model and assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade for all periods, the amount of the ACL at September 30, 2024 would increase by approximately $8 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

The valuation of MSRs is based on various assumptions which are set forth in Note 6–Mortgage Banking Operations of the financial statements. Note 6 also provides sensitivity analysis based on the assumptions used. The sensitivity analyses are hypothetical and have been provided to indicate the potential impact that changes in assumptions may have on the estimate of the fair value of MSRs.

Summary Financial Data

	Quarter Ended		Nine Months Ended September 30,
(in thousands, except per share data and FTE data)	September 30, 2024	June 30, 2024	2024	2023

Select Income Statement data:
Net interest income	$28,619	$29,701	$90,471	$131,764
Provision for credit losses	—	—	—	(886)
Noninterest income	11,058	13,227	33,739	30,965
Noninterest expense	49,166	50,931	152,261	192,361
Income (loss) before income taxes	(9,489)	(8,003)	(28,051)	(28,746)
Net income (loss)	(7,282)	(6,238)	(21,017)	(24,089)
Net income (loss) per fully diluted share	(0.39)	(0.33)	(1.11)	(1.28)
Core net income (loss): (1)
Total	(5,999)	(4,341)	(15,809)	10,533
Core net income (loss) per fully diluted share	(0.32)	(0.23)	(0.84)	0.56
Select Performance Ratios:
Return on average equity - annualized	(5.4)%	(4.8)%	(5.3)%	(5.7)%
Return on average tangible equity - annualized (1)	(4.2)%	(3.0)%	(3.7)%	3.1%
Return on average assets - annualized
Net income (loss)	(0.32)%	(0.27)%	(0.30)%	(0.34)%
Core (1)	(0.26)%	(0.19)%	(0.23)%	0.15%
Efficiency ratio (1)	118.7%	111.9%	116.1%	92.7%
Net interest margin	1.33%	1.37%	1.38%	1.96%
Other data
Full time equivalent employees	819	840	839	910
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

	As of
(in thousands, except share and per share data)	September 30, 2024	December 31, 2023

Selected Balance Sheet Data
Loans held for sale	$38,863	$19,637
Loans held for investment, net	7,294,603	7,382,404
ACL	38,651	40,500
Investment securities	1,158,035	1,278,268
Total assets	9,201,285	9,392,450
Deposits	6,435,404	6,763,378
Borrowings	1,896,000	1,745,000
Long-term debt	225,039	224,766
Total shareholders' equity	538,315	538,387
Other data:
Book value per share	$28.55	$28.62
Tangible book value per share (1)	$28.13	$28.11
Total equity to total assets	5.9%	5.7%
Tangible common equity to tangible assets (1)	5.8%	5.6%
Shares outstanding at end of period	18,857,565	18,810,055
Loans to deposit ratio (Bank)	113.5%	109.4%

Credit Quality:
ACL to total loans (2)	0.53%	0.55%
ACL to nonaccrual loans	95.9%	103.9%
Nonaccrual loans to total loans	0.55%	0.53%
Nonperforming assets to total assets	0.47%	0.45%
Nonperforming assets	$43,320	$42,643
Regulatory Capital Ratios:
Bank
Tier 1 leverage	8.59%	8.50%
Total risk-based capital	13.41%	13.49%
Common equity Tier 1 capital	12.75%	12.79%
Company
Tier 1 leverage	7.04%	7.04%
Total risk-based capital	12.70%	12.84%
Common equity Tier 1 capital	9.50%	9.66%
(1)Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. For a reconciliation of these measures to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

On October 29, 2024 FirstSun and the Company announced that based on discussions with the Federal Reserve and the Texas Department of Banking, regulatory approvals necessary for the Merger to proceed have not been obtained and FirstSun and Sunflower Bank have been asked to withdraw their merger applications. FirstSun and the Company are discussing the pursuit of an alternative regulatory structure for the Merger. The parties are also discussing terms on which they would terminate the Merger agreement if no alternative structure is feasible. There can be no assurance that an alternative regulatory structure may ultimately be feasible.

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

Due to the impacts of the significant increases in short term rates by the Federal Reserve in 2023, and as a result of our actions taken to address the impact of these increases, we expect the balance of our loans held for investment to stay relatively stable during 2024 and our net interest margin to be lower in 2024 as compared to 2023. However, with the recent decrease in short term interest rates, we expect our funding costs to decrease in the fourth quarter and beyond and our interest margin to begin to increase.

Management's Overview of the Third Quarter 2024 Financial Performance

Third Quarter of 2024 Compared to the Second Quarter of 2024

General: Our net loss and loss before income taxes were $(7.3) million and $(9.5) million, respectively, in the third quarter of 2024, as compared to $(6.2) million and $(8.0) million, respectively, in the second quarter of 2024. The $1.5 million increase in loss before income taxes was primarily due to lower net interest income and lower noninterest income which was partially offset by a decrease in noninterest expense.

Income Taxes: The income tax benefit realized resulted in an effective tax rate of 23.3% for the third quarter of 2024 as compared to an effective tax rate of 22.1% in the second quarter of 2024.

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

	Quarter Ended
	September 30, 2024			June 30, 2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$7,385,970	$87,330	4.66%	$7,454,945	$87,492	4.66%
Investment securities (1)	1,155,284	10,536	3.65%	1,164,144	11,065	3.80%
FHLB Stock, Fed Funds and other	186,336	3,043	6.42%	239,344	3,640	6.06%
Total interest-earning assets	8,727,590	100,909	4.56%	8,858,433	102,197	4.59%
Noninterest-earning assets	410,701			413,698
Total assets	$9,138,291			$9,272,131
Liabilities and shareholders' equity:
Interest-bearing deposits: (2)
Demand deposits	$316,487	$250	0.31%	$315,942	$183	0.23%
Money market and savings	1,703,531	7,237	1.68%	1,781,427	7,517	1.68%
Certificates of deposit	3,025,378	36,522	4.80%	3,024,915	35,835	4.76%
Total	5,045,396	44,009	3.47%	5,122,284	43,535	3.41%
Borrowings:
Borrowings	1,950,109	24,105	4.85%	2,025,415	24,786	4.85%
Long-term debt	224,994	3,104	5.48%	224,903	3,101	5.49%
Total interest-bearing liabilities	7,220,499	71,218	3.90%	7,372,602	71,422	3.87%
Noninterest-bearing liabilities:
Demand deposits (2)	1,283,502			1,282,447
Other liabilities	102,682			94,178
Total liabilities	8,606,683			8,749,227
Shareholders' equity	531,608			522,904
Total liabilities and shareholders' equity	$9,138,291			$9,272,131
Net interest income		$29,691			$30,775
Net interest rate spread			0.66%			0.72%
Net interest margin			1.33%			1.37%

(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.1 million for both quarters ended September 30, 2024 and June 30, 2024. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 2.76% and 2.73% for the quarters ended September 30, 2024 and June 30, 2024, respectively.

Our net interest income in the third quarter of 2024 was $1.1 million lower than the second quarter of 2024 due to a decrease in our net interest margin from 1.37% to 1.33% and a decrease in interest earning assets. The decrease in the net interest margin was due to a 3 basis point decrease in the yield on interest earning assets and a 3 basis point increase in the rates paid on interest-bearing liabilities. Yields on interest-earning assets decreased due to lower yields on investment securities. The increase in the rates paid on our interest-bearing liabilities was due to higher deposit costs due to a greater proportion of higher cost certificates of deposit.

Provision for Credit Losses: There was no provision for credit losses recognized during either the third or second quarter of 2024. This reflects the stable balance of our loan portfolio, a minimal level of identified credit issues in our loan portfolio and the lack of significant expected credit issues arising in future periods.

Noninterest Income consisted of the following:

	Quarter Ended
(in thousands)	September 30, 2024	June 30, 2024

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$2,779	$2,718
CRE, multifamily and SBA	(19)	318
Loan servicing income	3,058	3,410
Deposit fees	2,222	2,209
Other	3,018	4,572
Total noninterest income	$11,058	$13,227
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	September 30, 2024	June 30, 2024

Single family servicing income, net
Servicing fees and other	$3,776	$3,751
Changes - amortization (1)	(1,669)	(1,713)
Net	2,107	2,038
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	(1,963)	529
Net gain (loss) from economic hedging (3)	1,418	(509)
Subtotal	(545)	20
Single Family servicing income	1,562	2,058

Commercial loan servicing income:
Servicing fees and other	2,919	2,811
Amortization of capitalized MSRs	(1,423)	(1,459)
Total	1,496	1,352
Total loan servicing income	$3,058	$3,410
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.3 million for both the quarters ended September 30, 2024 and June 30, 2024.

Noninterest income in the third quarter of 2024 decreased from the second quarter of 2024 primarily due to more income realized in the second quarter of 2024 from our investments in small business investment companies.

Noninterest Expense consisted of the following:

	Quarter Ended
(in thousands)	September 30, 2024	June 30, 2024

Noninterest expense
Compensation and benefits	$26,760	$27,616
Information services	7,742	7,580
Occupancy	4,974	5,130
General, administrative and other	9,690	10,605
Total noninterest expense	$49,166	$50,931

The 3.5% decrease in noninterest expenses in the third quarter of 2024, as compared to the second quarter of 2024, reflects the Company's emphasis on reducing operating expenses where possible.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

General: Our net income (loss) and income (loss) before income taxes were $(21.0) million and $(28.1) million, respectively, in the nine months ended September 30, 2024, as compared to $(24.1) million and $(28.7) million, respectively, in the nine months ended September 30, 2023. Our core net income (loss) and core income (loss) before income taxes in the nine months ended September 30, 2024, which excludes the impact of merger related expenses and goodwill impairment charges, was $(15.8) million and $(21.4) million, as compared to $10.5 million and $11.1 million, respectively, in the nine months ended September 30, 2023(1).The $32.5 million decrease in core income before taxes was primarily due to lower net interest income, partially offset by an increase in noninterest income and a decrease in noninterest expenses.

Income Taxes: The income tax benefit realized in the nine months ended September 30, 2024 resulted in an effective tax rate of 25.1% as compared to an effective tax rate of 16.2% for the nine months ended September 30, 2023. Our effective tax rate in the nine months ended September 30, 2023 was significantly impacted by the goodwill impairment charge, a portion of which is not deductible for tax purposes.

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

	Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$7,433,680	$261,248	4.64%	$7,477,454	$254,959	4.51%
Investment securities (1)	1,186,061	33,228	3.74%	1,417,438	40,755	3.83%
FHLB Stock, Fed Funds and other	271,070	12,254	6.00%	160,833	6,270	5.19%
Total interest-earning assets	8,890,811	306,730	4.56%	9,055,725	301,984	4.42%
Noninterest-earning assets	412,787			452,976
Total assets	$9,303,598			$9,508,701
Interest-bearing liabilities:
Interest-bearing deposits: (2)
Demand deposits	$318,871	$604	0.25%	$399,962	$732	0.24%
Money market and savings	1,774,733	22,133	1.65%	2,320,958	23,077	1.32%
Certificates of deposit	3,039,514	107,414	4.72%	2,736,363	74,794	3.65%
Total	5,133,118	130,151	3.38%	5,457,283	98,603	2.41%
Borrowings:
Borrowings	2,016,440	73,567	4.81%	1,677,276	59,016	4.69%
Long-term debt	224,904	9,312	5.49%	224,525	9,081	5.37%
Total interest-bearing liabilities	7,374,462	213,030	3.84%	7,359,084	166,700	3.02%
Noninterest-bearing liabilities:
Demand deposits (2)	1,295,044			1,459,506
Other liabilities	103,376			124,911
Total liabilities	8,772,882			8,943,501
Shareholders' equity	530,716			565,200
Total liabilities and shareholders' equity	$9,303,598			$9,508,701
Net interest income		$93,700			$135,284
Net interest spread			0.73%			1.40%
Net interest margin			1.38%			1.96%
(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $3.2 million and $3.5 million for the nine months ended September 30, 2024 and 2023, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 2.70% and 1.90% for the nine months ended September 30, 2024 and 2023, respectively.

Net interest income in the nine months ended September 30, 2024 decreased $41.3 million as compared to the nine months ended September 30, 2023 due primarily to a decrease in our net interest margin. Our net interest margin decreased from 1.96% in the nine months ended September 30, 2023 to 1.38% in the nine months ended September 30, 2024 due to a 82 basis point increase in the rates paid on interest-bearing liabilities which was partially offset by a 14 basis point increase in the yield on interest earning assets. Yields on interest-earning assets increased as yields on adjustable rate loans increased due to increases in the indexes on which their pricing is based. The increase in the rates paid on our interest-bearing liabilities was due to an increase in the proportion of higher cost borrowings and a decrease in the proportion of noninterest-bearing deposits to the total balance of interest-bearing liabilities and higher deposit costs and higher borrowing costs. The increases in the rates paid on deposits were due to increases in market interest rates over the prior year and the migration of noninterest-bearing and lower cost interest-bearing accounts to higher cost certificates of deposit and money market accounts.

Provision for Credit Losses: There was no provision for credit losses recognized during the nine months ended September 30, 2024 as compared to a $0.9 million recovery in the nine months ended September 30, 2023. These low levels of provisions for credit losses reflect the stable balance of our loan portfolio, a minimal level of identified credit issues in our loan portfolio and the lack of significant expected credit issues arising in future periods.

Noninterest Income consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2024	2023

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$7,483	$6,656
CRE, multifamily and SBA	619	582
Loan servicing income	9,500	9,390
Deposit fees	6,672	7,817
Other	9,465	6,520
Total noninterest income	$33,739	$30,965
(1) May include loans originated as held for investment.

Noninterest income in the nine months ended September 30, 2024 increased from the nine months ended September 30, 2023 primarily due to higher levels of income realized from our investments in small business investment companies, an increase in single family gain on loan origination and sales activities which were partially offset by lower deposit fees.

Loan servicing income, a component of noninterest income, consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2024	2023

Single family servicing income, net
Servicing fees and other	$11,366	$11,643
Changes - amortization (1)	(4,810)	(4,874)
Net	6,556	6,769
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	(816)	1,794
Net gain (loss) from economic hedging (3)	(201)	(2,833)
Subtotal	(1,017)	(1,039)
Single Family servicing income	5,539	5,730

Commercial loan servicing income:
Servicing fees and other	8,245	8,023
Amortization of capitalized MSRs	(4,284)	(4,363)
Total	3,961	3,660
Total loan servicing income	$9,500	$9,390

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.9 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Noninterest Expense consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2024	2023

Noninterest expense
Compensation and benefits	$82,387	$84,031
Information services	22,664	22,207
Occupancy	15,538	16,834
General, administrative and other	31,672	29,432
Goodwill impairment charge	—	39,857
Total noninterest expense	$152,261	$192,361

The $40.1 million decrease in noninterest expenses in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to a $39.9 million goodwill impairment in the nine months ended September 30, 2023, lower compensation and benefit costs and lower occupancy costs, which were partially offset by $6.7 million of merger related expenses recognized in 2024. The decrease in compensation and benefit costs was primarily due to lower staffing levels, which was partially offset by wage increases given in the nine months ended September 30, 2024. FTEs decreased from 910 in the nine months ended September 30, 2023 to 839 in the nine months ended September 30, 2024.

Financial Condition

During the nine months ended September 30, 2024, our total assets decreased $191 million due primarily to a $120 million decrease in investment securities as we are not purchasing new investment securities to replace principal paydowns in our portfolio. During the nine months ended September 30, 2024, total liabilities decreased $191 million due to a $328 million decrease in deposits, partially offset by an increase in borrowings. The decrease in deposits was primarily due to a $477 million decrease in brokered certificates of deposit which was partially offset by increases in non-brokered deposits. The $151 million of additional borrowings were used to replace maturing brokered deposits.

Credit Risk Management

During the third quarter of 2024, our ratios of nonperforming assets to total assets and total loans delinquent over 30 days, including nonaccrual loans remained at low levels. As of September 30, 2024, our ratio of nonperforming assets to total assets was 0.47% compared to 0.42% at June 30, 2024 while our ratio of total loans delinquent over 30 days, including nonaccrual loans, to total loans was 0.69% compared to 0.66% at June 30, 2024.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	At September 30, 2024		At December 31, 2023
(dollars in thousands)	Amount	Rate (1)	Amount	Rate (1)

CRE
Non-owner occupied CRE	$1,812	0.31%	$2,610	0.41%
Multifamily	15,760	0.40%	13,093	0.33%
Construction/land development
Multifamily construction	1,389	0.88%	3,983	2.37%
CRE construction	82	0.85%	189	1.02%
Single family construction	7,187	2.29%	7,365	2.69%
Single family construction to permanent	255	0.47%	672	0.64%
Total	26,485	0.52%	27,912	0.54%
Commercial and industrial loans
Owner occupied CRE	639	0.18%	899	0.23%
Commercial business	4,472	1.30%	2,950	0.83%
Total	5,111	0.72%	3,849	0.52%
Consumer loans
Single family	3,804	0.36%	5,287	0.51%
Home equity and other	3,251	0.80%	3,452	0.90%
Total	7,055	0.49%	8,739	0.61%
Total ACL	$38,651	0.53%	$40,500	0.55%
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

At September 30, 2024 and December 31, 2023, the Bank had available borrowing capacity of $1.6 billion and $2.1 billion, respectively, from the FHLB, and $874 million and $710 million, respectively, from the FRBSF and $1.1 billion, in both periods, under borrowing lines established with other financial institutions.

Cash Flows

For the nine months ended September 30, 2024, cash and cash equivalents decreased by $10 million compared to an increase of $154 million during the nine months ended September 30, 2023. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2024, net cash of $47 million was used in operating activities, as cash generated from operations was offset by cash used to fund LHFS in excess of proceeds from the sale of loans and increases in trading securities. For the nine months ended September 30, 2023, net cash of $1.5 million was used in operating activities, as cash generated from earnings was offset by cash used to fund LHFS in excess of proceeds from the sale of loans and increases in other assets.

Cash flows from investing activities

The Company's investing activities primarily include AFS investment securities and loans originated as held for investment. For the nine months ended September 30, 2024, net cash of $215 million was provided by investing activities primarily from principal repayments on AFS securities and by LHFI principal repayments, net of originations, partially offset by net FHLB stock purchases. For the nine months ended September 30, 2023, net cash of $392 million was provided by investing activities primarily from net cash acquired from an acquisition, principal repayments on AFS securities, partially offset by the purchase of AFS investment securities and net FHLB stock purchases.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the nine months ended September 30, 2024, net cash of $178 million was used in financing activities, primarily due to a decrease in deposits, partially offset by an increase in borrowings. For the nine months ended September 30, 2023, net cash of $237 million was used in financing activities, primarily due to decreases in deposits and dividends paid on our common stock, partially offset by an increase in borrowings.

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

These commitments include the following:

(in thousands)	At September 30, 2024	At December 31, 2023

Unused consumer portfolio lines	$608,237	$586,904
Commercial portfolio lines (1)	580,285	648,609
Commitments to fund loans	13,219	38,426
Total	$1,201,741	$1,273,939
(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments were $340 million and $403 million at September 30, 2024 and December 31, 2023, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as compared to the respective regulatory requirements applicable to them:

	At September 30, 2024
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$655,581	7.04%	$372,240	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	595,581	9.50%	282,051	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	655,581	10.46%	376,068	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	795,820	12.70%	501,425	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$798,532	8.59%	$372,004	4.0%	$465,005	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	798,532	12.75%	281,917	4.5%	407,213	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	798,532	12.75%	375,889	6.0%	501,185	8.0%
Total risk-based capital (to risk-weighted assets)	840,277	13.41%	501,185	8.0%	626,482	10.0%

	At December 31, 2023
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$675,440	7.04%	$383,696	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	615,440	9.66%	286,709	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	675,440	10.60%	382,279	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	818,075	12.84%	509,705	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$814,719	8.50%	$383,482	4.0%	$479,352	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	814,719	12.79%	286,569	4.5%	413,933	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	814,719	12.79%	382,092	6.0%	509,456	8.0%
Total risk-based capital (to risk-weighted assets)	858,992	13.49%	509,456	8.0%	636,820	10.0%

As of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though both the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At September 30, 2024, capital conservation buffers for the Company and the Bank were 4.46% and 5.41%, respectively.

The Company did not declare a cash dividend in the quarter and currently does not plan to pay any quarterly dividends in 2024. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions.

We had no material commitments for capital expenditures as of September 30, 2024.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with GAAP, we use certain use certain non-GAAP measures of financial performance. In this Form 10-Q, we use the following non-GAAP measures: (i) tangible common equity and tangible assets as we believe this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios; (ii) core net income and effective tax rate on core income before taxes, which excludes goodwill impairment charges and merger related expenses and the related tax impact as we believe this measure is a better comparison to be used for projecting future results and (iii) an efficiency ratio which is the ratio of noninterest expense to the sum of net interest income and noninterest income, excluding certain items of income or expense and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income taxes and we believe including them in noninterest expense impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income taxes.

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

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	For the Quarter Ended		Nine Months Ended September 30,
(in thousands, except ratio, rate and share data)	September 30, 2024	June 30, 2024	2024	2023

Core net income (loss)
Net income (loss)	$(7,282)	$(6,238)	$(21,017)	$(24,089)
Adjustments (tax effected)
Merger related expenses	1,283	1,897	5,208	—
Goodwill impairment	—	—	—	34,622
Total	$(5,999)	$(4,341)	$(15,809)	$10,533
Core net income (loss) per fully diluted share
Fully diluted shares	18,857,565	18,857,566	18,857,335	18,774,593
Computed amount	$(0.32)	$(0.23)	$(0.84)	$0.56

Return on average tangible equity (annualized)
Average shareholders' equity	$531,608	$522,904	$530,716	$565,200
Less: Average goodwill and other intangibles	(8,176)	(8,794)	(8,789)	(30,934)
Average tangible equity	$523,432	$514,110	$521,927	$534,266

Core net income (loss) (per above)	$(5,999)	$(4,341)	$(15,809)	$10,533
Adjustments (tax effected)
Amortization on core deposit intangibles	488	487	1,463	1,687
Tangible income (loss) applicable to shareholders	$(5,511)	$(3,854)	$(14,346)	$12,220
Ratio	(4.2)%	(3.0)%	(3.7)%	3.1%

Efficiency ratio
Noninterest expense
Total	$49,166	$50,931	$152,261	$192,361
Adjustments:
Merger related expenses	(1,645)	(2,432)	(6,677)	—
Goodwill impairment	—	—	—	(39,857)
State of Washington taxes	(438)	(463)	(1,353)	(1,653)
Adjusted total	$47,083	$48,036	$144,231	$150,851

Total revenues
Net interest income	$28,619	$29,701	$90,471	$131,764
Noninterest income	11,058	13,227	33,739	30,965
Total	$39,677	$42,928	$124,210	$162,729

Ratio	118.7%	111.9%	116.1%	92.7%

Return on Average assets (annualized) - Core
Average Assets	$9,138,291	$9,272,131	$9,303,598	$9,508,701
Core net income (loss) - per above	(5,999)	(4,341)	(15,809)	10,533
Ratio	(0.26)%	(0.19)%	(0.23)%	0.15%

Effective tax rate used in computations above (1)	22.0%	22.0%	22.0%	22.0%
(1) Effective tax rate indicated is used for all adjustment except the goodwill impairment charge as a portion of this charge was not deductible for tax purposes. Instead, a computed effective rate of 13.1% was used for the goodwill impairment charge.

	As of
(in thousands, except ratio, rate and share data)	September 30, 2024	December 31, 2023

Tangible book value per share
Shareholders' equity	$538,315	$538,387
Less: Intangible assets	(7,766)	(9,641)
Tangible shareholder's equity	$530,549	$528,746

Common shares outstanding	18,857,565	18,810,055
Computed amount	$28.13	$28.11

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$530,549	$528,746
Tangible assets
Total assets	$9,201,285	$9,392,450
Less: Intangible assets	(7,766)	(9,641)
Net	$9,193,519	$9,382,809

Ratio	5.8%	5.6%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals:

	At September 30, 2024
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$205,886	$—	$—	$—	$—	$—	$—	$—	$205,886
FHLB Stock	$72,547	—	—	—	—	—	5,627	—	78,174
Investment securities (1)	193,565	67,787	93,477	131,235	145,108	494,400	32,463	—	1,158,035
LHFS	38,863	—	—	—	—	—	—	—	38,863
LHFI (1)	1,420,124	371,498	614,301	2,330,074	1,661,055	859,589	76,613	—	7,333,254
Total	1,930,985	439,285	707,778	2,461,309	1,806,163	1,353,989	114,703	—	8,814,212
Non-interest-earning assets	—	—	—	—	—	—	—	387,073	387,073
Total assets	$1,930,985	$439,285	$707,778	$2,461,309	$1,806,163	$1,353,989	$114,703	$387,073	$9,201,285
Interest-bearing liabilities:
Demand deposit accounts (2)	$315,711	$—	$—	$—	$—	$—	$—	$—	$315,711
Savings accounts (2)	239,060	—	—	—	—	—	—	—	239,060
Money market accounts (2)	1,445,639	—	—	—	—	—	—	—	1,445,639
Certificates of deposit	1,496,754	827,603	607,644	241,322	8,089	—	—	—	3,181,412
FHLB advances	386,000	225,000	—	800,000	200,000	—	—	—	1,611,000
FRB borrowings	—	285,000	—	—	—	—	—	—	285,000
Long-term debt (3)	61,857	(1,505)	—	164,687	—	—	—	—	225,039
Total	3,945,021	1,336,098	607,644	1,206,009	208,089	—	—	—	7,302,861
Non-interest bearing liabilities								1,360,109	1,360,109
Shareholders' Equity	—	—	—	—	—	—	—	538,315	538,315
Total liabilities and shareholders' equity	$3,945,021	$1,336,098	$607,644	$1,206,009	$208,089	$—	$—	$1,898,424	$9,201,285
Interest sensitivity gap	$(2,014,036)	$(896,813)	$100,134	$1,255,300	$1,598,074	$1,353,989	$114,703
Cumulative interest sensitivity gap
Total	$(2,014,036)	$(2,910,849)	$(2,810,715)	$(1,555,415)	$42,659	$1,396,648	$1,511,351
As a % of total assets	(22)%	(32)%	(31)%	(17)%	—%	15%	16%
As a % of cumulative interest-bearing liabilities	49%	45%	52%	78%	101%	119%	121%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of September 30, 2024, the Company is considered liability-sensitive as exhibited by the gap table. To reduce our net interest income sensitivity the Company has taken actions to extend the duration of its liabilities, both through increased levels of term certificates of deposit and the utilization of fixed-rate term borrowings.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of September 30, 2024 and December 31, 2023 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and parallel shift in market interest rates and no change in the composition or size of the balance sheet.

	At September 30, 2024		At December 31, 2023
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+300	(18.6)%	(22.3)%	(15.4)%	(23.8)%
+200	(11.5)%	(12.6)%	(9.4)%	(13.9)%
+100	(5.3)%	(5.2)%	(4.2)%	(5.9)%
-100	5.2%	1.8%	3.5%	1.9%
-200	9.8%	0.4%	6.6%	1.0%
-300	17.5%	(5.7)%	10.9%	(6.7)%
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

The changes in interest rate sensitivity between December 31, 2023 and September 30, 2024 reflected the impact of lower market interest rates, a slightly steepened yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

Current Banking Environment

Industry events, including bank failures, have led to uncertainty and concerns regarding the liquidity positions of the banking sector. These failures underscore the importance of maintaining access to diverse sources of funding. Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the higher interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. Reliance on secondary funding sources could increase the Company's overall cost of funding and reduce net interest income. As of September 30, 2024, the Company had available contingent liquidity of $5.1 billion which is equal to 80% of its total deposits and the level of uninsured deposits was 8% of total deposits. The Company believes it has sufficient liquidity to meet its current needs.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1ARISK FACTORS

Refer to Item 1A of Part I of our 2023 Annual Report on Form 10-K,” Item 1A of Part II of our First Quarter 2024 Form 10-Q, and our definitive proxy statement for our shareholder meeting on June 16, 2024 filed with the SEC on May 16, 2024 (the “2024 Proxy Statement”) for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position. The following risk factors relate to and update certain risks described in these filings.

Regulatory approvals may not be received, have taken longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, various consents, approvals, waiver or non-objections must be obtained from state and federal governmental authorities, including the Federal Reserve Board, the Texas Department of Banking and the Director of the State of Washington Department of Financial Institutions. On October 29, 2024, we and FirstSun announced that, based on discussions FirstSun and its subsidiary, Sunflower Bank, have had with the Federal Reserve and the Texas Department of Banking, that regulatory approvals necessary for the Merger to proceed have not been obtained and FirstSun and Sunflower Bank have been asked to withdraw their merger applications. We and FirstSun are discussing the pursuit of an alternative regulatory structure for the Merger. We and FirstSun are also discussing terms on which the merger agreement would be terminated if no alternative structure is feasible. There can be no assurance that an alternative regulatory structure may ultimately be feasible. Under the Merger Agreement, the parties are not obligated to complete the Merger should any required regulatory approval contain any condition or restriction that would reasonably be expected to have a “material adverse effect” (as defined in the Merger Agreement) on the surviving entity in the Merger and its subsidiaries, taken as a whole, after giving effect to the Merger and the related merger of HomeStreet Bank into a wholly owned subsidiary of FirstSun.

Shareholder litigation could prevent or delay the completion of the Merger or otherwise negatively impact the business and operations of FirstSun and the Company.

On April 11, 2024, a putative shareholder of the Company filed a complaint against the Company and the Company’s Board of Directors in the U.S. District Court for the Southern District of New York (the “Complaint”), alleging, among other things, that the proxy statement/prospectus filed with the SEC on March 8, 2024 in connection with the Merger was materially incomplete and misleading. The Complaint seeks remedies, including an injunction enjoining the Merger and rescission or rescissory damages in the event the Merger contemplated by the Merger Agreement is consummated. For more information, see Part II, Item 1 Legal Proceedings in this Quarterly Report on Form 10-Q.

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

The Merger Agreement contains “no shop” covenants that restrict the Company’s ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by the Company’s board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any alternative acquisition proposal. These provisions, which include a $10 million termination fee payable by the Company under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition. In addition, the terms of the Merger Agreement limit the ability of the Company to pursue alternative business opportunities, including sales or transfers of multifamily loans or other assets, or make changes to its business pending the completion of the Merger and other restrictions on the Company’s ability to conduct its business.

We are subject to business uncertainties and contractual restrictions while the Merger is pending that could harm our business relationships, financial condition and results of operations.

During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:

•potential uncertainty in the market for our banking products and services, which could lead to the loss of customers or cause customers to remove their accounts from the Company and move their business to competing financial institutions;
•difficulties maintaining existing and establishing new business relationships with customers, associates and other business partners;
•disruption to our business and operations, including diversion of management attention and resources;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur certain indebtedness, declare or authorize dividends or distributions or make certain material capital expenditures without FirstSun’s approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger under the terms of the Merger Agreement;
•the costs, fees, expenses and charges related to the Merger Agreement and the Merger, including but not limited to the cost of professional services, insurance, regulatory compliance and litigation; and
•other developments beyond our control, including, but not limited to, changes in U.S. or global economic conditions that may affect the timing or success of the Merger.

If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.

The Company may need to initiate litigation against FirstSun to seek judicial relief from the Merger Agreement if the parties are unable to reach agreement on an alternative regulatory structure for the Merger or a mutual termination of the Merger Agreement if no alternative structure is deemed feasible.

On October 29, 2024, FirstSun and the Company announced that based on discussions with the Federal Reserve and the Texas Department of Banking, regulatory approvals necessary for the Merger to proceed have not been obtained and FirstSun and Sunflower Bank have been asked to withdraw their merger applications. FirstSun and the Company are discussing the pursuit of an alternative regulatory structure for the Merger. The parties are also discussing terms on which they would terminate the Merger Agreement if no alternative regulatory structure is deemed feasible. There can be no assurance that an alternative regulatory structure may ultimately be feasible.

If the Company and FirstSun are unable to agree that an alternative regulatory structure is feasible, or upon terms on which a mutual termination of the Merger Agreement would be acceptable, the Company may need to initiate litigation against FirstSun to seek judicial relief from the Merger Agreement. Litigation is subject to inherent risk, and therefore, the Company’s success as to the outcome of any litigation cannot be guaranteed. Any litigation could also result in substantial costs to the Company, including litigation costs and potential settlement costs, and disruption to the Company’s business and operations, including diversion of management attention and resources. The pursuit of any judicial relief or the settlement, or failure to reach a settlement, for any claims may result in negative media attention, and may adversely affect our business, financial condition, results of operations and market price of our common stock.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
There were no sales of unregistered securities during the third quarter of 2024.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

During the quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 7, 2024.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)