Form 10-K
period 2024-12-31
HomeStreet, Inc.
filed 2025-03-07
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates was approximately $207 million based on a closing price of $11.40 per share of common stock on the Nasdaq Global Select Market on such date. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates.
The number of outstanding shares of the registrant's common stock as of March 3, 2025 was 18,920,808.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, will be incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of the shareholders to be held in 2025, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates. If a definitive proxy statement of the registrant is not filed within such period, the registrant will instead file such information on an amendment to this Report within such 120 days of the end of the registrant’s fiscal year to which this Report relates.

PART I
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") and the documents incorporated by reference contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” and similar expressions (or the negative of these terms) and include statements relating to achievement of profitability and timing of such achievement and expectations regarding reductions in short-term interest rates and their impact on the Company.

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

We caution readers that actual results may differ materially from those expressed in or implied by the Company’s forward-looking statements. Rather, more important factors could affect the Company’s future results, including but not limited to the following: (1) changes in the interest rate environment and in expectation of reduction in short-term interest rates; (2) changes in the U.S. and global economies, including business disruptions, reductions in employment, inflationary pressures and an increase in business failures, specifically among our customers; (3) our ability to control operating costs and expenses; (4) our ability to attract and retain key members of our senior management team; (5) changes in deposit flows, loan demand or real estate values may adversely affect our business; (6) there may be increases in competitive pressure among financial institutions or from non-financial institutions; (7) our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or the Bank; (8) the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control; (9) our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses and impact the adequacy of our allowance for credit losses; (10) changes in accounting principles, policies or guidelines may cause our financial condition to be perceived or interpreted differently; (11) legislative or regulatory changes that may adversely affect our business or financial condition, including, without limitation, changes in corporate and/or individual income tax laws and policies, changes in privacy laws, and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes; (12) general economic conditions, either nationally or locally in some or all areas in which we conduct business, or conditions in the securities markets or banking industry, may be less favorable than what we currently anticipate; (13) challenges our customers may face in meeting current underwriting standards may adversely impact all or a substantial portion of our rate-lock loan activity we recognize; (14) technological changes may be more difficult or more expensive than what we anticipate; (15) a failure in or breach of our operational or security systems or information technology infrastructure, or those of our third-party providers and vendors, including due to cyber-attacks; (16) success or consummation of new business initiatives may be more difficult or expensive than what we anticipate; (17) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; and (18) litigation, investigations or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than what we anticipate. We strongly recommend readers review those disclosures in conjunction with the discussions herein. A discussion of the factors, risks and uncertainties that could affect our financial results, business goals and operational and financial objectives discussed in our releases, public statements and/or filings with the Securities and Exchange Commission (“SEC”) is contained in Item 1A. “Risk Factors” of this Form 10-K. We strongly recommend readers review those disclosures in conjunction with the discussions herein.

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

Overview

We are a diversified financial services company with offices in Washington, Oregon, California, Hawaii, Utah and Idaho serving customers throughout the western United States. We were founded in 1921 and are headquartered in Seattle, Washington. We provide commercial banking products and services to small and medium sized businesses, real estate investors and professional firms and consumer banking products and services to individuals. As of December 31, 2024, we had $8.1 billion in total assets, $6.2 billion of loans and $6.4 billion of deposits.

With the exception of the updates provided below, the information required under Part I. Item 1. – “Business” is incorporated by reference to Part I, Item 1, "Business" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Regulation and Supervision of HomeStreet Bank

Financial Privacy and Cybersecurity

Under the Federal Right to Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, financial institutions are required to disclose their policies for collecting and protecting confidential information. Consumers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyberattack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyberattack. The Bank has adopted an information security program that has been approved by its board of directors and reviewed by its regulators.

In July 2023, the SEC issued a final rule that requires registrants, such as the Company, to (i) report material cybersecurity incidents on Form 8-K within four business days of their being deemed material, (ii) disclose cybersecurity policies and procedures and governance practices, including at the board and management levels, in Form 10-K, and (iii) present the disclosures in inline XBRL.

Human Capital Management

Employee Headcount

As of December 31, 2024, the Company employed 787 employees across our geographic footprint, 94% of which are classified as full-time. Our employee turnover rate was 21% during the year ended December 31, 2024.

Company Culture

As a financial institution, HomeStreet Bank occupies a position of trust with its shareholders, in the community, among its customers and employees, and with its regulators. We have earned that trust by developing a reputation for fairness, honesty, integrity and community service since the Company’s inception in 1921. Our reputation is directly tied to the individual decisions, actions, and sense of business ethics of our employees. A high level of trust gives us a competitive advantage in an environment that is increasingly sensitive to business ethics. Employees and customers are attracted to work for, and do business with, a company that prides itself on maintaining the highest degree of ethical standards. For all of these reasons, a commitment to fairness, honesty, integrity and community service are core values of the Company.

As part of this commitment to our core values, HomeStreet identified five key values built on specific behaviors that bring our values to life – a focus on customers, collaboration as one team, delivering excellence, embodying a spirit to serve the communities that we are in, and being engaged in our work in a manner that can be described as “all in." Further, HomeStreet management is inclusive of all employees from all backgrounds and employees feel a sense of belonging when working for the Company.

Inclusion and Belonging

HomeStreet is an equal opportunity employer where we strive to hire the best talent. By recruiting employees who are representative of the communities we serve, we are better able to serve our customers and understand their financial services' needs and goals.

We have talented employees who bring unique differences, experiences, and capabilities in support of our mission and in alignment with our values. Our culture embraces individuality, provides fair treatment, and creates opportunities for employees to develop their careers, to be included in teams, and to be a part of broader and more strategic initiatives.

By treating our employees with appreciation for their individuality and with respect for their service, our employees demonstrate increased job satisfaction, a higher level of trust in leadership, and an increased sense of belonging within the Company. Our employees find increased job satisfaction, which we find translates to increased performance and a greater capacity for customer service.

Our culture also promotes policies and practices to combat harassment, discrimination, retaliation, or disrespectful or other unprofessional conduct based on an individual’s identity, including sex, gender, sexual orientation, race, religion, color, ancestry, physical disability, mental disability, age, marital status and more.

Compensation of Employees

As part of our goal of providing high-quality banking and financial services to our customers while creating a positive impact in the local communities in which we do business, we designed our compensation program with the intention of attracting and retaining highly qualified employees. We use a mix of base salary, cash-based short-term incentive plans and defined contributions to the 401(k) plan for participating employees to incentivize our employees and also provide long-term incentive compensation, preferring equity-based where available, for key employees. Employee performance is considered, evaluated and discussed through regular performance check-ins between manager and direct report. All our employees are eligible to receive a Company match on defined contributions to their 401(k) retirement plan.

We have a variety of group benefit programs designed to provide our employees with health and wellness benefits, financial benefits in the event of planned or unplanned expenses, or losses relating to illness, disability, death, to help plan for retirement, and deal with job-related or personal problems.

Employee Training and Development

As part of our employee development program, we provide a variety of training and educational opportunities to help our employees stay current on regulatory compliance issues and develop their professional skills. In addition to third party training and education opportunities, we use an online learning management system to create, assign, and track compliance and professional development learning programs across many topical areas such as Banking, mortgage and regulatory education, technology training, public speaking and proactive communication, development of strong customer relationship and customer service skills.

Employee Community Involvement

HomeStreet is committed to our communities, and as part of that commitment we support the active involvement of our employees in supporting their communities. Employees are given time off to volunteer for community organizations, and where employees make a substantial commitment of time to a particular organization, HomeStreet offers an additional financial contribution to those organizations in recognition of the commitment of our employees. We also create active partnerships with hundreds of local organizations, and our employees provide leadership, educational support, hands-on service, expertise, and financial support to those organizations. We focus primarily on organizations within the scope of the Community Reinvestment Act ("CRA") – those that provide support for housing, basic needs, and economic development for those of low and moderate income. We also give time off for employees donating blood. Our senior management helps to educate our employees on the importance of our community responsibility focus and strategies.

Locations

We operate 56 full service bank branches in Washington, in Northern and Southern California, in the Portland, Oregon area and in Hawaii, as well as three primary stand-alone commercial lending centers located in Southern California, Idaho and Utah.

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

The Federal Reserve is responsible for regulating the supply of money in the United States, including open market operations used to stabilize prices in times of economic stress, as well as setting monetary policies. These activities strongly influence market interest rates which impact our costs of funds for lending and investing, our rate of return on certain investments, our hedge effectiveness for mortgage servicing and our mortgage origination pipeline, all of which may adversely impact our liquidity, results of operations, financial condition and capital position.

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

Our earnings are dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings and may negatively impact our ability to attract deposits, make loans, and achieve satisfactory interest rate spreads. In addition, changes to market interest rates may impact the demand for loans, levels of deposits and investments and the credit quality of existing loans. These rate changes have and may further adversely impact our liquidity, results of operations, financial condition and capital position.

The rate of prepayment of loans, which is impacted by changes in interest rates and general economic conditions, among other things, impacts the value of our mortgage servicing rights ("MSRs") and loans held for sale ("LHFS"). We actively hedge this risk with financial derivative instruments to mitigate losses, but changes in interest rates can be difficult to predict and changes in our hedging instruments may not correlate with changes in the values of our MSRs and LHFS.

In addition to overall fluctuations in interest rates, asymmetrical changes in interest rates, for example a greater increase in short term rates than in long term rates, could adversely impact our net interest income because our liabilities tend to be more sensitive to short term rates while some of our assets tend to be more sensitive to long term rates. In addition, it may take longer for our assets to reprice to adjust to a new rate environment because fixed rate loans do not fluctuate with interest rate changes and adjustable rate loans often have a specified initial fixed rate period before reset. As a result, a flattening or an inversion of the yield curve is likely to have a negative impact on our net interest income.

Our securities portfolio also includes securities whose value is sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of shareholders’ equity until realized upon sale. Interest rate fluctuations may impact the value of these securities and as a result, shareholders’ equity, and may cause material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our liquidity, results of operations, financial condition and capital position.

Adverse economic and business conditions, including inflation, could negatively impact our business and profitability.

Our business and operations are sensitive to business and economic conditions globally and domestically. Adverse economic and business conditions in the U.S. generally, and in our market areas, in particular, could affect our borrowers' ability to repay their loans and adversely affect our results of operations and financial condition. Unfavorable or uncertain economic and market conditions can be caused by changes in trade policies by the U.S. or other countries, such as tariffs or retaliatory tariffs as those proposed by the current U.S. Administration, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in, or prolonged periods of, inflation or a combination of these or other factors.

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

We face pricing competition for loans and deposits, both in pricing and products, as well as in customer service and convenience. Our most direct competition comes from other banks, credit unions, mortgage banking companies and finance companies. Competition has also come from companies that rely heavily on technology to provide financial services, are moving to provide cryptocurrency products and offerings, and often target a younger customer demographic. The significant competition in attracting and retaining deposits and making loans, as well as in providing other financial services, throughout our market area may impact future earnings and growth. Our success depends, in part, on our ability to adapt products and services to evolving industry standards and customer preferences and trends and provide consistent customer service while keeping costs in line. We sometimes experience increasing pressure to provide products and services at lower prices, which could reduce net interest income and noninterest income from fee-based products and services. New technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products and manage accounts. We could be required to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. In addition, advances in technology such as artificial intelligence products and services, telephone, text and online banking, e-commerce and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our branch network and other assets. As a result of these competitive pressures, our business, financial condition, results of operations and capital position may be adversely affected.

To support our growth, we may need to rely on funding sources in addition to growth in deposits and such funding sources may not be adequate or may be more costly.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to deposit growth and repayments and maturities of loans and investments, including Federal Home Loan Bank advances, borrowings from the Federal Reserve, proceeds from the sale of loans, federal funds purchased, brokered certificates of deposit and issuance of equity or debt securities. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these funding sources and could make our existing funds more volatile. Our financial flexibility may be materially constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. When interest rates change, the cost of our funding may change at a different rate than our interest income, which may have a negative impact on our net interest income and, in turn, our results of operations, financial condition and capital position. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our results of operations, financial condition and capital position would be adversely affected. Further, the volatility inherent in some of these funding sources, particularly brokered deposits, may increase our exposure to liquidity risk.

Risks Related to Operations

Our employees' hybrid-remote work schedules may create failure or circumvention of our controls and procedures, including safeguarding our confidential information.

Many of our employees work from home in a hybrid-remote work schedule. We face risks associated with having a significant portion of our employees working from home as we may have less oversight over certain internal controls and the confidentiality requirements of our compliance and contractual obligations are more challenging to meet as confidential information is being accessed from a wider range of locations and there is more opportunity for inadvertent disclosure or malicious interception. Many of our vendors also allow their workforce to work from home, which create similar issues if our confidential information is being accessed by employees of those vendors in connection with their performance of services for us. While we have not identified any significant concerns to date with our internal controls, compliance obligations or confidentiality requirements, the change in work environment, team dynamics and job responsibilities for us and our vendors could increase our risk of failure in these areas, which could have a negative impact on our financial condition and results of operations and heightened, compliance, operational and reputational risks.

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

We make certain representations and warranties to third party purchasers of our loans, including GSEs, about the loans and the manner in which they were originated, including adherence to strict origination guidelines for loans originated for sale to GSEs. Our sale agreements generally require us to either repurchase loans if we have breached any of these representations or warranties, which may result in recording a loss and/or bearing any subsequent loss on the loan, and/or pay monetary penalties. We may not be able to recover our losses from a borrower or other third party in the event of such a breach of representation or warranty due to a lack of remedies or lack of financial resources of the borrower, and we may be required to bear the full amount of the related loss.

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

If we experience increased repurchase and indemnity demands on loans that we have sold or that we sell from our portfolios in the future, or if we are assessed significant penalties for violations of origination guidelines, our liquidity, financial condition, results of operations and capital position may be adversely affected.

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

While we historically have maintained capital ratios at a level higher than the regulatory minimums to be “well-capitalized”, our capital ratios in the future may decrease due to losses, economic changes, utilization of capital to take advantage of growth or investment opportunities, or the return of additional capital to our shareholders. In the event the quality of our assets or our economic position were to deteriorate significantly, lower capital ratios may require us to raise additional capital in the future in order to remain compliant with capital standards. We may not be able to raise such additional capital at the time when we need it, or on terms that are acceptable to us, especially if capital markets are especially constrained, if our financial performance weakens, or if we need to do so at a time when many other financial institutions are competing for capital from investors in response to changing economic conditions. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, results of operations and capital position. In addition, any capital raising alternatives could dilute the value of our outstanding common stock held by our existing shareholders and may adversely affect the market price of our common stock.

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

Although we presently have retail deposit branches in four states, with lending offices in these states and two others, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington, the Portland, Oregon metropolitan area, and the Los Angeles, Orange County, Riverside and San Diego metropolitan areas in Southern California. All of our markets are located in the Western United States. Each of our primary markets is subject to various types of natural disasters, including earthquakes, wildfires, volcanic eruptions, mudslides and floods, and many have experienced disproportionately significant economic volatility in the past, as well as more recent local political unrest and calls to action, including calls for rent disruption, when compared to other parts of the United States. Economic events, political unrest or natural disasters that affect the Western United States and our primary markets in that region may have an unusually pronounced impact on our business. Because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

The significant concentration of real estate secured loans in our portfolio has had a negative impact on our asset quality and profitability in the past and it may have such impact in the future.

A substantial portion of our loans are secured by real property, including a portfolio of commercial real estate (“CRE”) loans. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, unforeseen natural disasters and a decline in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, other real estate owned (“OREO”), net charge-offs and provisions for credit and OREO losses. If real estate market values decline significantly, as they did in the 2008 to 2011 recession, the collateral for our loans may provide less security and reduce our ability to recover the principal, interest and costs due on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified, and as a result, we have faced and we could face in the future reduced liquidity, constraints on capital resources, increased obligations to investors to whom we sell mortgage loans, declining income on mortgage servicing fees and a related decrease in the value of MSRs, and declining values on certain securities we hold in our investment portfolio.

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

We use a variety of estimates in our accounting policies and methods, including complex financial models designed to value certain of our assets and liabilities, including our allowance for credit losses and MSRs. These models are complex and use specific judgment-based assumptions about the effect of matters that are inherently uncertain. Different assumptions in these models could result in significant changes in valuation, which in turn could affect earnings or result in significant changes in the recorded amount of assets and liabilities reported on the balance sheet. The assumptions used may be impacted by numerous factors, including economic conditions, consumer behavior, changes in interest rates and changes in collateral values. A failure to make appropriate assumptions in these models could have a negative impact on our liquidity, financial position, results of operations and capital position.

We are subject to extensive and complex regulations which are costly to comply with and may subject us to significant penalties for noncompliance.

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the Federal Deposit Insurance Corporation (the "FDIC"), the Washington Department of Financial Institutions ("WDFI") and the Federal Reserve, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Many of these laws are complex, especially those governing fair lending, predatory or unfair or deceptive practices, and the complexity of those rules creates additional potential liability for us because noncompliance could result in significant regulatory action, including restrictions on operations and fines, and could lead to class action lawsuits from shareholders, consumers and employees. In addition, various states have their own laws and regulations, especially California, which has heightened data privacy, employment law and consumer protection regulations, and the cost of complying with state rules that differ from federal rules can significantly increase compliance costs.

Our consumer business, including our mortgage and other consumer lending and non-lending businesses, is also governed by policies enacted or regulations adopted by the Consumer Financial Protection Bureau (the "CFPB") which under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has broad rulemaking authority over consumer financial products and services. Our regulators, including the FDIC, use interpretations from the CFPB and relevant statutory citations in certain parts of their assessments of our regulatory compliance, including the Real Estate Settlement Procedures Act, the Final Integrated Disclosure Rule, known as TRID, and the Home Mortgage Disclosure Act, adding to the complexity of our regulatory requirements, increasing our data collection requirements and increasing our costs of compliance. The laws, rules and regulations to which we are subject evolve and change frequently, including changes that come from judicial or administrative agency interpretations of laws and regulations outside of the legislative process that may be more difficult to anticipate, and changes to our regulatory environment are often driven by shifts of political power in the federal government. In addition, we are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations and certain corporate actions. Administrative and judicial interpretations of the rules that apply to our business may change the way such rules are applied, which also increases our compliance risk if the interpretation differs from our understanding or prior practice. Moreover, an increasing amount of the regulatory authority that pertains to financial institutions is in the form of informal “guidance” such as handbooks, guidelines, examination manuals, field interpretations by regulators or similar provisions that could affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and our financial position, results of operations and capital position.

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

As the Company has focused on efficiency in recent years, we have significantly reduced our employee headcount. However, hiring remains competitive in certain areas of our business. We rely on a number of key employees who are highly sought after in the industry. If a key employee or a substantial number of employees depart or become unable to perform their duties, it may negatively impact our ability to conduct business as usual. We might then have to divert resources from other areas of our operations, which could create additional stress for other employees, including those in key positions. The loss of qualified and key personnel, or an inability to continue to attract, retain and motivate key personnel could adversely affect our business and consequently impact our financial condition, results of operations and capital position.

Our customers may be negatively impacted by a public health crisis, which may result in adverse impacts to our financial position and results of operations.

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

If health emergency related Federal, state and local moratoriums on evictions for non-payment of rent are enacted, they may negatively impact the ability of some borrowers to make payments on loans made for multifamily housing. In addition, such action may ultimately cause a meaningful number of loans in our portfolio to need forbearance or significant modification and migrate to an adverse risk rating because of impacts of an economic recession. In light of these, and other credit issues, we cannot be sure that our allowance for credit losses will be adequate or that additional increases to the allowance for credit losses will not be needed in subsequent periods. If our allowance is not adequate, future net charge-offs may be in excess of our current expected losses, which would create the need for more provisioning and will have a negative impact on our financial condition, results of operations and capital position.

Risks Related to Information Technology

HomeStreet’s operational systems and networks, and those of our third-party vendors, have been, and will continue to be, subject to continually evolving cybersecurity risks that have resulted in or could result in the theft, loss, misuse or disclosure of confidential client or customer information or otherwise disrupt or adversely affect our business.

As a financial institution, we are susceptible to fraudulent activity, operational and informational security breaches and cybersecurity incidents that are committed against us or our customers, employees, third-party vendors and others, which may result in financial losses or increased costs, disclosure or misuse of our information or customer information, misappropriation of assets, data privacy breaches, litigation or reputational damage. Related risks for financial institutions have increased in recent years in part because of proliferation and use of new and existing technologies to conduct financial transactions and transmit data, as well as the increased sophistication and unlawful or clandestine activities of organized crime, state-sponsored and other hackers, terrorists, activists, and other malicious external parties to engage in fraudulent activity such as phishing or check, electronic or wire fraud, unauthorized access to our controls and systems, denial or degradation of service attacks, malware and other dishonest acts. Within the financial services industry, the commercial banking sector has generally experienced, and will continue to experience, increased electronic fraudulent activity, security breaches and cybersecurity-related incidents. The nature of our industry sector exposes us to these risks because our business and operations include the protection and storage of confidential and proprietary corporate and personal information, including sensitive financial and other personal data, and any breach thereof could result in identity theft, account or credit card fraud or other fraudulent activity. The risk to our organization may be further elevated over the near term because of recent geopolitical events in Eastern Europe and the Middle East, which may result in increased attacks against U.S. critical infrastructure, including financial institutions.

Our computer systems, software and networks are subject to ongoing cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber-attacks; and other events. While we have experienced and continue to experience various forms of these cyber incidents in the past, we have not been materially impacted by them. However, cyber incidents may occur again and they could occur more frequently and on a more significant scale.

Our business and operations rely on the secure processing, transmission, protection and storage of confidential, private and personal information by our computer operation systems and networks, as well as our online banking or reporting systems used by customers to perform certain financial transactions, all of which are either managed directly by us or through our third-party data processing vendors. The secure maintenance and transmission of confidential information, and the execution of transactions through our systems, are critical to protecting us and our customers against fraud and security breaches and to maintaining customer confidence. To access our products and services, our customers may use personal computers, smartphones, tablet PCs, and other mobile devices that function beyond our control systems. Although we believe we have invested in, and plan to continue investing in, maintaining and routinely testing adequate operational and informational security procedures and controls, we rely heavily on our third-party vendors, technologies, systems, networks and our customers' devices, all of which are the target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that have resulted in and could again in the future result in the unauthorized release, gathering, monitoring, misuse, loss, theft or destruction of our confidential, proprietary and other information or that of our customers, or that could disrupt our operations or those of our customers or third parties. Even though we invest in, maintain and routinely test our operational and informational security procedures and controls, we may fail to anticipate or sufficiently mitigate security breaches, or we may experience data privacy breaches, that could result in losses to us or our customers, damage to our reputation, incurrence of significant costs, business disruption, our inability to grow our business and exposure to regulatory scrutiny or penalties, litigation and potential financial liability, any of which could adversely affect our business, financial condition, results of operations or capital position.

Our computer systems could be vulnerable to unforeseen problems other than cybersecurity related incidents or other data security breaches, including the potential for infrastructure damage to our systems or the systems of our vendors from fire, power loss, telecommunications failure, physical break-ins, theft, natural disasters or similar catastrophic events. Any damage or failure that causes interruptions in operations may compromise our ability to perform critical functions in a timely manner (or may give rise to perceptions of such compromise) and could increase our costs of doing business, or have a material adverse effect on our financial condition, results of operations or capital position, as well as our reputation and customer or vendor relationships.

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
If we do not properly comply with privacy regulations and contractual obligations that require us to protect confidential information, or if we experience a security breach or network compromise, we could face regulatory sanctions, penalties or fines, increased compliance costs, remedial costs such as providing credit monitoring or other services to affected customers, litigation and damage to our reputation, which in turn could result in decreased revenues and loss of customers, any or all of which would have a material adverse effect on our financial condition, results of operations and capital position.

We continually encounter technological change, and we may have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry undergoes rapid technological changes with frequent introductions of new technology-driven products and services to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to provide products and services using technology that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many national vendors provide turn-key services to community banks, such as Internet banking and remote deposit capture that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements. However, we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

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

Accordingly, we can provide no assurance that we will receive dividends or other distributions from the Bank in an amount sufficient to pay interest on or principal of the HomeStreet Notes.

Regulatory guidelines may restrict our ability to pay the principal of, and accrued and unpaid interest on, the HomeStreet Notes.

As a bank holding company, our ability to pay the principal of, and interest on, the HomeStreet Notes is subject to the rules and guidelines of the Federal Reserve regarding capital adequacy. We treat the HomeStreet Notes as “Tier 2 capital” under these rules and guidelines. The Federal Reserve guidelines generally require us to review the effects of the cash payment of Tier 2 capital instruments, such as the HomeStreet Notes, on our overall financial condition. The guidelines also require that we review our net income for the current and past four quarters, and the amounts we have paid on Tier 2 capital instruments for those periods, as well as our projected rate of earnings retention. Moreover, pursuant to federal law and Federal Reserve regulations, as a bank holding company, we are required to act as a source of financial and managerial strength to the Bank and commit resources to its support, including, without limitation, the guarantee of its capital plans if it is undercapitalized. Such support may be required at times when we may not otherwise be inclined or able to provide it. As a result of the foregoing, we may be unable to pay accrued interest on the HomeStreet Notes on one or more of the scheduled interest payment dates, or at any other time, or the principal of the HomeStreet Notes at the maturity of the HomeStreet Notes.

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

Market conditions or Company specific issues may restrict our ability to raise debt or capital to pay off our HomeStreet Notes upon maturity.

The Company may have to raise debt or capital to pay off our HomeStreet Notes upon maturity. We may not be able to raise debt or capital at the time when we need it, or on terms that are acceptable to us, especially if capital markets are especially constrained, if our financial performance weakens, or if we need to do so at a time when many other financial institutions are competing for debt and capital from investors in response to changing economic conditions. An inability to raise additional debt or capital on acceptable terms when needed could have a material adverse effect on our business, results of operations and capital position. In addition, any capital raising alternatives could dilute the value of our outstanding common stock held by our existing shareholders and may adversely affect the market price of our common stock.

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

Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management. Our Board Enterprise Risk Management Committee ("ERMC") is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the ERMC receives an overview from management and the management steering committee of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the ERMC generally receives materials including a cybersecurity scorecard and other materials indicating current and emerging cybersecurity threat risks, describing the company’s ability to mitigate those risks, and discussing such matters with our Chief Information Security Officer and Chief Information Officer. Members of the ERMC are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks may also be considered during separate Board meeting discussions. The Board engages external cyber security experts, as needed, leveraging their expertise as part of our ongoing effort to evaluate and enhance our cybersecurity program. They help with cyber defense capabilities and transformation designed to mitigate associated threats, reduce risk, enhance our cybersecurity posture, and meet the Company's evolving needs.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Security Officer, Chief Information Officer, and our management technology steering committee. Such individuals have collectively over 30 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs, as well as several relevant certifications, including Certified Information Security Manager, Cisco Certified Network Administrator-Security, CompTIA Secure Infrastructure Specialist, and many others.

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

ITEM 2PROPERTIES

We lease our principal corporate office, which is located in downtown Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. This lease provides sufficient space to conduct the management of our business. The Company conducts its Commercial and Consumer Banking activities in locations in Washington, California, Oregon, Hawaii, Idaho, and Utah. As of December 31, 2024, we operated in three primary commercial lending centers, 56 retail deposit branches, and one insurance office. As of such date, we also operated two facilities for the purpose of administrative and other functions in addition to the principal offices: a call center and operations support facility located in Federal Way, Washington, and a loan fulfillment center in Lynnwood, Washington. Other than those we lease, we own eight retail deposit branches, the call center and operations support facility in Federal Way, and we own 50% of a retail branch through a joint venture.

ITEM 3LEGAL PROCEEDINGS

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment matters. We do not expect that these proceedings, taken individually or as a whole, will have a material adverse effect on our business, financial position or our results of operations. There are currently no matters that, in the opinion of management, would have a material adverse effect on our consolidated financial position, results of operation or liquidity, or for which there would be a reasonable possibility of such a loss based on information known at this time.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol "HMST."

As of March 3, 2025, there were 2,128 shareholders of record of our common stock.

Dividend Policy

HomeStreet has a dividend policy that contemplates the payment of quarterly cash dividends on our common stock when, if and in an amount declared by the Board of Directors after taking into consideration, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. The Company currently does not intend on paying dividends in 2025. The determination of whether to pay a dividend and the dividend rate to be paid will be reassessed each quarter by the Board of Directors in accordance with the dividend policy. Our ability to pay dividends to shareholders is dependent on many factors, including the Bank's ability to pay dividends to the Company.

Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of 2024.

ITEM 6     RESERVED.

ITEM 7MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of results of operations and financial condition ("MD&A") is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial condition of our consolidated Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes in Part II, Item 8 of this Form 10-K. A comparison of the financial results for the year ended December 31, 2023 to the year ended December 31, 2022, is incorporated by reference to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Management's Overview of 2024 Financial Performance

Recent Developments

In the fourth quarter of 2024, the definitive merger agreement with FirstSun Capital Bancorp was terminated by mutual agreement. We then implemented a new strategic plan, which included selling $990 million of multifamily loans in the fourth quarter, that repositioned our balance sheet and accelerated our return to profitability, which we expect to occur in the first half of 2025. We sold loans with a weighted average interest rate of 3.30% and used the proceeds to pay off Federal Home Loan Bank advances and brokered deposits with a weighted average interest rate of 4.65%. The brokered deposits were paid off in early January 2025.

Economic and Market Conditions

The current level of interest rates continues to adversely impact our results of operations as our overall cost of funds are high in relation to the yield on our earning assets, resulting in a low net interest margin. With the decrease in short term interest rates in the latter part of 2024, our cost of funds have stabilized and started to decrease. As a result of the fourth quarter loan sale, we have been able to improve our net interest margin by selling lower yielding loans and paying off higher cost wholesale funding. With the market expectation of ongoing reductions in short term interest rates by the Federal Reserve, we expect continued decreases in our funding costs and improvements in our gain on sale of loans as lower rates positively impact the volume of our loans originated and sold.

We have significant exposure in commercial real estate, primarily multifamily, and single-family loans in or near the areas affected by the wildfires in Southern California. We have been advised of losses on 8 single-family residences with additional partial damage or other impacts to 19 additional homes. Because all of these properties have current full insurance coverage, we do not expect to suffer any losses associated with these wildfires. We plan on providing forbearance and assistance to our impacted customers.

Critical Accounting Estimates

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, these changes could have a material adverse effect on the carrying value of assets and liabilities and on our results of operations. We have identified two policies and estimates as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses ("ACL") and the valuation of residential mortgage servicing rights ("MSRs").

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of a loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and loss given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model we use and to assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade for all periods, the amount of the ACL at December 31, 2024 would increase by approximately $7 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

MSRs are recognized as separate assets when servicing rights are acquired through the sale of loans or through purchases of MSRs. For sales of mortgage loans, the fair value of the MSR is estimated and capitalized. Purchased MSRs are capitalized at the cost to acquire. Initial and subsequent fair value measurements are determined using a discounted cash flow model that is owned and operated by a third party valuation firm. To determine the fair value of the MSR, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. We also utilize a separate third-party valuation firm to value our MSRs on a periodic basis, the results of which we use to evaluate the reasonableness of the modeled values. Actual market conditions could vary significantly from current conditions which could result in the estimated life of the underlying loans being different which would change the fair value of the MSR. We carry our single family residential MSRs at fair value and report changes in fair value through earnings. MSRs for loans other than single family loans are adjusted to fair value if the carrying value is higher than fair value and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Summary Financial Data

	For the Years Ended December 31,
(dollars in thousands, except per share data and FTE data)	2024	2023

Select Income Statement data:
Net interest income	$120,087	$166,753
Provision for credit losses	—	(441)
Noninterest income (loss)	(44,385)	41,921
Noninterest expense	196,214	241,872
Net income (loss):
Before income tax (benefit) expense	(120,512)	(32,757)
Total	(144,344)	(27,508)
Net income (loss) per fully diluted share	$(7.65)	$(1.46)
Core net income (loss): (1)
Total	(20,949)	8,284
Core net income (loss) per fully diluted share	$(1.11)	$0.44
Select Performance Ratios:
Return on average equity	(27.2)%	(5.0)%
Return on average tangible equity
Net income (loss)	(27.3)%	(4.8)%
Core (1)	(3.6)%	2.0%
Return on average assets
Net income (loss)	(1.56)%	(0.29)%
Core (1)	(0.23)%	0.09%
Efficiency ratio (1)	116.0%	95.6%
Net interest margin	1.38%	1.88%
Other Data:
Full time equivalent employees	827	902
(1)Core net income (loss), core net income (loss) per fully diluted share, return on average tangible equity, core return on average tangible equity, core return on average assets and the efficiency ratio are non-GAAP financial measures. For a reconciliation of these measures to the nearest comparable GAAP financial measure or the computation of the measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial Data (continued)

	As of December 31,
(dollars in thousands, except share and per share data)	2024	2023

Selected Balance Sheet Data:
Loans held for sale ("LHFS")	$20,312	$19,637
Loans held for investment ("LHFI"), net	6,193,053	7,382,404
ACL	38,743	40,500
Investment securities	1,057,006	1,278,268
Total assets	8,123,698	9,392,450
Deposits	6,413,021	6,763,378
Borrowings	1,000,000	1,745,000
Long-term debt	225,131	224,766
Total shareholders' equity	396,997	538,387
Other data:
Book value per share	$21.05	$28.62
Tangible book value per share (1)	$20.67	$28.11
Total equity to total assets	4.9%	5.7%
Tangible common equity to tangible assets (1)	4.8%	5.6%
Shares outstanding at period end	18,857,565	18,810,055
Loans to deposits ratio (Bank)	97.4%	109.4%
Credit quality:
ACL to total loans (2)	0.63%	0.55%
ACL to nonaccrual loans	70.4%	103.9%
Nonaccrual loans to total loans	0.88%	0.53%
Nonperforming assets to total assets	0.71%	0.45%
Nonperforming assets	$57,814	$42,643
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio(3)	7.30%	8.50%
Total risk-based capital	13.02%	13.49%
Common equity Tier 1 capital	12.27%	12.79%
Company
Tier 1 leverage ratio(3)	5.77%	7.04%
Total risk-based capital	12.23%	12.84%
Common equity Tier 1 capital	8.62%	9.66%
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
(3)Due to the timing of our loan sale at the end of December 2024, our Tier 1 leverage regulatory capital ratios, which are based on average assets for the quarter, were temporarily suppressed. If the $990 million loan sale had occurred at the beginning of the fourth quarter, average assets for the fourth quarter for the Company and the Bank would have been approximately $8.3 billion and the Tier 1 leverage ratio for the Company and the Bank as of December 31, 2024 would have been approximately 6.45% and 8.15%, respectively.

Results of Operations

2024 Compared to 2023

Non-core amounts: For 2024, non-core items include an $88.8 million loss on the sale of $990 million of multifamily loans, $53.3 million valuation allowance for deferred tax assets and $3.4 million of merger related expenses. During 2023, non-core items include a $39.9 million goodwill impairment charge and $1.5 million of merger related expenses.

General: Our net loss and loss before income taxes were $144.3 million and $120.5 million, respectively, in 2024, as compared to $27.5 million and $32.8 million, respectively, in 2023. Our core net loss and core loss before income taxes, which exclude the loss on the sale of multifamily loans, the impact of merger related expenses, the valuation allowance for deferred tax assets and goodwill impairment charges, were $20.9 million and $27.8 million in 2024, compared to core net income of $8.3 million and core income before taxes of $8.6 million in 2023. The $36.4 million decrease in core income before taxes was primarily due to lower net interest income and lower noninterest income, partially offset by a decrease in noninterest expense.

Income Taxes: Due to our cumulative losses over the last three years, accounting rules require us to provide a valuation allowance for the balance of our deferred tax assets. Therefore, in 2024, we recorded a $53 million valuation allowance for deferred tax assets which was recorded as income tax expense. Excluding this valuation allowance, the income tax benefit would have been $29.5 million and would have resulted in an effective tax rate of 24.5% for 2024 as compared to an effective tax rate of 16.0% for 2023. Our effective tax rate in 2023 was significantly impacted by the goodwill impairment charge, a portion of which is not deductible for tax purposes.

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

	Years Ended December 31,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets
Loans (1)	$7,408,680	$347,367	4.64%	$7,474,410	$342,152	4.54%
Investment securities (1)	1,163,597	43,181	3.71%	1,382,378	53,346	3.86%
FHLB Stock, Fed Funds and other	275,956	16,306	5.87%	165,568	8,873	5.33%
Total interest-earning assets	8,848,233	406,854	4.55%	9,022,356	404,371	4.45%
Noninterest-earning assets	411,000			446,814
Total assets	$9,259,233			$9,469,170
Interest-bearing liabilities
Interest-bearing deposits: (2)
Demand deposits	$317,657	$854	0.27%	$385,276	$917	0.24%
Money market and savings	1,746,779	29,200	1.66%	2,235,348	30,874	1.37%
Certificates of deposit	3,072,605	144,198	4.69%	2,768,594	106,129	3.83%
Total	5,137,041	174,252	3.39%	5,389,218	137,920	2.56%
Borrowings:
Borrowings	1,981,042	95,883	4.77%	1,752,454	82,861	4.68%
Long-term debt	224,950	12,351	5.46%	224,574	12,209	5.41%
Total interest-bearing liabilities	7,343,033	282,486	3.82%	7,366,246	232,990	3.15%
Noninterest-bearing liabilities
Demand deposits (2)	1,284,605			1,430,151
Other liabilities	101,235			120,539
Total liabilities	8,728,873			8,916,936
Shareholders' equity	530,360			552,234
Total liabilities and shareholders’ equity	$9,259,233			$9,469,170
Net interest income		$124,368			$171,381
Net interest rate spread			0.73%			1.30%
Net interest margin			1.38%			1.88%
(1)Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $4.3 million and $4.6 million for 2024 and 2023, respectively. The estimated federal statutory tax rate was 21% for both 2024 and 2023.
(2)Cost of all deposits, including noninterest-bearing demand deposits, was 2.71% and 2.02% for 2024 and 2023, respectively.

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

	2024 vs. 2023
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume

Assets:
Interest-earning assets
Loans	$8,032	$(2,817)	$5,215
Investment securities	(1,983)	(8,182)	(10,165)
FHLB stock, Fed Funds and other	975	6,458	7,433
Total interest-earning assets	7,024	(4,541)	2,483
Liabilities:
Deposits
Demand deposits	110	(173)	(63)
Money market and savings	5,731	(7,405)	(1,674)
Certificates of deposit	25,556	12,513	38,069
Total interest-bearing deposits	31,397	4,935	36,332
Borrowings:
Borrowings	1,702	11,320	13,022
Long-term debt	120	22	142
Total interest-bearing liabilities	33,219	16,277	49,496
Total changes in net interest income (loss)	$(26,195)	$(20,818)	$(47,013)

Net interest income in 2024 decreased $46.7 million as compared to 2023 due primarily to a decrease in our net interest margin. Our net interest margin decreased from 1.88% in 2023 to 1.38% in 2024 due to a 67 basis point increase in the rates paid on interest-bearing liabilities which was partially offset by a 10 basis point increase in the yield on interest earning assets. Yields on interest-earning assets increased as yields on adjustable-rate loans increased due to increases in the indexes on which their pricing is based. The increase in the rates paid on our interest-bearing liabilities was due to an increase in the proportion of higher cost borrowings and a decrease in the proportion of noninterest-bearing deposits to the total balance of interest-bearing liabilities and higher deposit rates and higher borrowing rates. The increases in the rates paid on borrowings and deposits were due to increases in market interest rates over the prior year and the migration of noninterest-bearing and lower cost interest-bearing accounts to higher cost certificates of deposit and money market accounts.

Provision for Credit Losses: There was no provision for credit losses recognized during 2024 as compared to a $0.4 million recovery in 2023. For 2024, the benefits of the reduction in loan balances during the year were offset by specific reserves on commercial loans. In the fourth quarter, we continued to experience a minimal level of identified credit issues in our loan portfolio and a lack of significant expected credit issues arising in future periods. The recovery of provision for credit losses in 2023 reflects the stable balance of our loan portfolio and minimal level of identified credit issues in our loan portfolio.

Noninterest income (loss) consisted of the following:

	Years Ended December 31,
(in thousands)	2024	2023

Noninterest income (loss)
Gain (loss) on loan origination and sale activities (1)
Single family	$9,573	$8,500
CRE, multifamily and SBA (2)	(86,463)	846
Loan servicing income	12,497	12,648
Deposit fees	8,838	10,148
Other	11,170	9,779
Total noninterest income (loss)	$(44,385)	$41,921

(1)    May include loans originated as held for investment.
(2)     2024 amount includes loss of $88.8 million on sale of $990 million of multifamily loans in the fourth quarter.

Loan servicing income, a component of noninterest income, consisted of the following:

	Years Ended December 31,
(in thousands)	2024	2023

Single family servicing income (loss), net:
Servicing fees and other	$15,081	$15,523
Changes - amortization (1)	(6,500)	(6,378)
Subtotal	8,581	9,145
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	1,743	414
Net gain (loss) from economic hedging	(2,932)	(1,744)
Subtotal	(1,189)	(1,330)
Total	$7,392	$7,815

Commercial loan servicing income:
Servicing fees and other	$10,717	$10,611
Amortization of capitalized MSRs	(5,612)	(5,778)
Total	5,105	4,833
Total loan servicing income	$12,497	$12,648
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Noninterest income in 2024 decreased from 2023 primarily due to the $88.8 million loss on the sale of multifamily loans and lower deposit fees, partially offset by higher levels of income realized from our investments in small business investment companies.

Noninterest expense consisted of the following:

	Years Ended December 31,
(in thousands)	2024	2023

Noninterest expense
Compensation and benefits	$107,424	$111,064
Information services	29,872	29,901
Occupancy	21,719	22,241
General, administrative and other	37,199	38,809
Goodwill impairment charge	—	39,857
Total noninterest expense	$196,214	$241,872

The $45.7 million decrease in noninterest expense in 2024 as compared to 2023 was primarily due to a $39.9 million goodwill impairment in 2023, $3.6 million lower compensation and benefit costs and $1.6 million lower general and administrative costs, which were partially offset by $1.9 million of higher merger related expenses recognized in 2024. The decrease in compensation and benefit costs was primarily due to a 9% decrease in FTE and lower medical costs, which was partially offset by wage increases given in 2024.

Financial Condition – December 31, 2024 compared to December 31, 2023

During 2024, our total assets decreased $1.3 billion due primarily to the $990 million sale of multifamily loans and a $221 million decrease in investment securities. During 2024, we allowed our investment securities portfolio to decline through runoff. In 2024, total liabilities decreased $1.1 billion due to a $745 million decrease in borrowings and a $350 million decrease in deposits. The decrease in deposits was primarily due to a $467 million decrease in brokered certificates of deposit which was partially offset by increases in retail customer deposits. The $745 million decrease in borrowings during 2024 was primarily due to paydowns from the use of proceeds from the sale of multifamily loans.

Investment Securities

The fair values of our investment securities available for sale ("AFS") are as follows:

	At December 31,
	2024	2023
(in thousands)	Fair Value	Fair Value

Investment securities AFS:
Mortgage-backed securities:
Residential	$167,462	$183,798
Commercial	47,642	47,756
Collateralized mortgage obligations:
Residential	317,444	439,738
Commercial	54,945	57,397
Municipal bonds	378,259	404,874
Corporate debt securities	24,944	38,547
U.S. Treasury securities	19,987	20,184
Agency debentures	9,276	58,905
Total	$1,019,959	$1,251,199

Loans

The following table details the composition of our LHFI portfolio by dollar amount:

	At December 31,
(in thousands)	2024	2023

CRE
Non-owner occupied CRE	$570,750	$641,885
Multifamily	2,992,675	3,940,189
Construction/land development	472,740	565,916
Total	4,036,165	5,147,990
Commercial and industrial loans
Owner occupied CRE	361,997	391,285
Commercial business	312,004	359,049
Total	674,001	750,334
Consumer loans
Single family	1,109,095	1,140,279
Home equity and other	412,535	384,301
Total (1)	1,521,630	1,524,580
Total LHFI	6,231,796	7,422,904
ACL	(38,743)	(40,500)
Total LHFI less ACL	$6,193,053	$7,382,404
(1)Includes $1.3 million of loans at December 31, 2024 and 2023, where a fair value option election was made at the time of origination and therefore, are carried at fair value with changes recognized in the consolidated income statements.

The following tables show the contractual maturity of our loan portfolio by loan type:

	December 31, 2024				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

CRE
Non-owner occupied CRE	$100,463	$123,856	$346,431	$570,750	$62,337	$407,950
Multifamily	7,771	197,069	2,787,835	2,992,675	137,305	2,847,600
Construction/land development	332,929	108,393	31,418	472,740	98,974	40,836
Total	441,163	429,318	3,165,684	4,036,165	298,616	3,296,386
Commercial and industrial loans
Owner occupied CRE	16,076	129,278	216,643	361,997	110,006	235,915
Commercial business	110,405	135,130	66,469	312,004	48,270	153,329
Total	126,481	264,408	283,112	674,001	158,276	389,244
Consumer loans
Single family	578	886	1,107,631	1,109,095	387,935	720,582
Home equity and other	57	38	412,440	412,535	7,445	405,033
Total	635	924	1,520,071	1,521,630	395,380	1,125,615
Total LHFI	$568,279	$694,650	$4,968,867	$6,231,796	$852,272	$4,811,245

	December 31, 2023				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

CRE
Non-owner occupied CRE	$29,737	$213,997	$398,151	$641,885	$101,854	$510,294
Multifamily	2,495	75,380	3,862,314	3,940,189	38,777	3,898,917
Construction/land development	502,033	63,883	—	565,916	28,958	34,925
Total	534,265	353,260	4,260,465	5,147,990	169,589	4,444,136
Commercial and industrial loans
Owner occupied CRE	2,683	91,986	296,616	391,285	130,306	258,296
Commercial business	154,785	118,054	86,210	359,049	61,173	143,091
Total	157,468	210,040	382,826	750,334	191,479	401,387
Consumer loans
Single family	590	1,036	1,138,653	1,140,279	414,957	724,732
Home equity and other	1	95	384,205	384,301	7,794	376,506
Total	591	1,131	1,522,858	1,524,580	422,751	1,101,238
Total LHFI	$692,324	$564,431	$6,166,149	$7,422,904	$783,819	$5,946,761

Loan Roll-forward

	Years Ended December 31,
(in thousands)	2024	2023

Loans - beginning balance January 1,	$7,422,904	$7,426,320
Originations and advances	1,128,733	1,300,571
Transfers to LHFS	(1,170)	(2,507)
Loans sold	(994,243)	—
Payoffs, paydowns and other	(1,321,782)	(1,296,786)
Charge-offs and transfers to OREO	(2,646)	(4,694)
Loans - ending balance December 31,	$6,231,796	$7,422,904

Loan Originations and Advances

	Years Ended December 31,
(in thousands)	2024	2023

CRE
Non-owner occupied CRE	$2,141	$20,025
Multifamily	146,654	129,712
Construction/land development	593,209	620,580
Total	742,004	770,317
Commercial and industrial loans
Owner occupied CRE	5,652	25,880
Commercial business	142,277	127,790
Total	147,929	153,670
Consumer loans
Single family	87,125	232,115
Home equity and other	151,675	144,469
Total	238,800	376,584
Total	$1,128,733	$1,300,571

Production Volumes for Sale to the Secondary Market

	Years Ended December 31,
(in thousands)	2024	2023

Loan originations
Single family loans	$413,983	$332,811
Commercial and industrial and CRE loans	107,352	30,061
Loans sold
Single family loans	404,952	335,751
Commercial and industrial and CRE loans (1)	1,103,742	26,839
Net gain (loss) on loan origination and sale activities
Single family loans	$9,573	$8,500
Commercial and industrial and CRE loans (2)	(86,463)	846
Total	$(76,890)	$9,346

(1)     May include loans originated as held for investment. 2024 amount includes sale of $990 million of multifamily loans in the fourth quarter.
(2) May include loans originated as held for investment. 2024 amount includes loss of $88.8 million on sale of $990 million of multifamily loans in the fourth quarter.

Capitalized Mortgage Servicing Rights ("MSRs")

	Years Ended December 31,
(in thousands)	2024	2023

Single Family MSRs
Beginning balance	$74,249	$76,617
Additions and amortization:
Originations	3,409	3,136
Purchases	—	460
Amortization (1)	(6,500)	(6,378)
Net additions and amortization	(3,091)	(2,782)
Change in fair value due to assumptions (2)	1,743	414
Ending balance	$72,901	$74,249
Ratio to related loans serviced for others	1.41%	1.40%

Multifamily and SBA MSRs
Beginning balance	$29,987	$35,256
Originations	2,190	509
Amortization	(5,612)	(5,778)
Ending balance	$26,565	$29,987
Ratio to related loans serviced for others	1.38%	1.58%
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Deposits

Deposit balances and weighted average rates were as follows for the periods indicated:

	At December 31,
	2024		2023
(in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Deposits by product:
Noninterest-bearing demand deposits	$1,195,781	—%	$1,306,503	—%
Interest-bearing:
Interest-bearing demand deposits	323,112	0.35%	344,748	0.25%
Savings	229,659	0.06%	261,508	0.06%
Money market	1,396,697	1.72%	1,622,665	1.79%
Certificates of deposit
Brokered deposits	751,406	4.61%	1,218,008	5.36%
Other	2,516,366	4.37%	2,009,946	3.95%
Total interest-bearing deposits	5,217,240	3.31%	5,456,875	3.19%
Total deposits	$6,413,021	2.65%	$6,763,378	2.58%

The following table presents the schedule of maturities of certificates of deposit as of December 31, 2024:

(in thousands)	Three Months or Less	Over Three Months to Twelve Months	Over One Year through Three Years	Over Three Years	Total

Time deposits of $250,000 or less	$1,486,016	$1,417,146	$97,155	$2,115	$3,002,432
Time deposits of $250,000 or more	87,610	166,521	10,671	538	265,340
Total	$1,573,626	$1,583,667	$107,826	$2,653	$3,267,772

Credit Risk Management: Delinquent Loans, Nonperforming Assets and Provision for Credit Losses

During 2024, our ratios of nonperforming assets to total assets and total loans delinquent over 30 days, including nonaccrual loans, increased, partially as a result of the sale of $990 million of multifamily loans in the fourth quarter. As of December 31, 2024, our ratio of nonperforming assets to total assets was 0.71% as compared to 0.45% at December 31, 2023, and our ratio of total loans delinquent over 30 days, including nonaccrual loans, to total loans was 1.06% as compared to 0.72% at December 31, 2023. The $16 million increase in nonaccrual loans during 2024 was primarily related to a syndicated commercial loan which we are participating.

Delinquent loans by loan type consisted of the following:

	At December 31, 2024
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non- owner occupied CRE	$—	$—	$—		$16,230	$16,230	$554,520	$570,750
Multifamily	—	—	—		1,915	1,915	2,990,760	2,992,675
Construction and land development
Multifamily construction	—	—	—		—	—	98,906	98,906
CRE construction	—	—	—		3,821	3,821	7,217	11,038
Single family construction	—	—	—		—	—	320,826	320,826
Single family construction to permanent	—	—	—		—	—	41,970	41,970
Total	—	—	—		21,966	21,966	4,014,199	4,036,165
Commercial and industrial loans
Owner occupied CRE	—	—	—		1,161	1,161	360,836	361,997
Commercial business	—	—	—		25,740	25,740	286,264	312,004
Total	—	—	—		26,901	26,901	647,100	674,001
Consumer loans
Single family	4,601	1,096	4,354	(2)	2,990	13,041	1,096,054	1,109,095
Home equity and other	344	631	—		3,137	4,112	408,423	412,535
Total	4,945	1,727	4,354		6,127	17,153	1,504,477	1,521,630	(3)
Total loans	$4,945	$1,727	$4,354		$54,994	$66,020	$6,165,776	$6,231,796
%	0.08%	0.03%	0.07%		0.88%	1.06%	98.94%	100.00%
(1) Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $11.3 million.
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
(3)Includes $1.3 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	December 31, 2024		December 31, 2023
(in thousands)	Balance	Rate (1)	Balance	Rate (1)

CRE
Non-owner occupied CRE	$1,739	0.30%	$2,610	0.41%
Multifamily	14,909	0.50%	13,093	0.33%
Construction/land development
Multifamily construction	849	0.86%	3,983	2.37%
CRE construction	66	0.60%	189	1.02%
Single family construction	6,737	2.10%	7,365	2.69%
Single family construction to permanent	184	0.44%	672	0.64%
Total	24,484	0.61%	27,912	0.54%
Commercial and industrial loans
Owner occupied CRE	576	0.16%	899	0.23%
Commercial business	6,886	2.23%	2,950	0.83%
Total	7,462	1.12%	3,849	0.52%
Consumer loans
Single family	3,610	0.35%	5,287	0.51%
Home equity and other	3,187	0.77%	3,452	0.90%
Total	6,797	0.47%	8,739	0.61%
Total ACL	$38,743	0.63%	$40,500	0.55%
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

The Company's primary sources of liquidity include deposits, loan payments and investment securities payments, both principal and interest, borrowings, and proceeds from the sale of loans and investment securities. Borrowings include advances from the FHLB, borrowings from the Federal Reserve, federal funds purchased and borrowing from other financial institutions. Additionally, the Company may sell stock or issue long-term debt to raise funds. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit inflows and outflows and prepayments of loans and investment securities are greatly influenced by interest rates, economic conditions and competition.

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

At December 31, 2024, the Bank had available borrowing capacity of $1.3 billion from the FHLB, $1.6 billion from the FRBSF and $1.0 billion under borrowing lines established with other financial institutions. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity will be sufficient to meet our liquidity needs for at least the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our liquidity needs during or beyond the next 12 months.
Cash Flows

For 2024 and 2023, cash and cash equivalents increased $190.9 million and $142.8 million, respectively. As a banking institution, the Company has extensive access to liquidity. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For 2024, $46 million of cash was used in operating activities primarily due to our net loss for the year, excluding the impact of the $88.8 million loss on the sale of $990 million of multifamily loans, the net proceeds of which are included in investing activities. For 2023, cash of $8 million was provided by operating activities.

Cash flows from investing activities

The Company's investing activities are primarily related to investment securities and LHFI. For 2024, cash of $1.3 billion was provided by investing activities primarily from proceeds from the sale of $990 million of multifamily loans, principal repayments on AFS investment securities, LHFI repayments in excess of originations and net FHLB stock sales. For 2023, cash of $484 million was provided by investing activities primarily from the cash acquired from an acquisition of branches and the related deposits, principal repayments on AFS investment securities and LHFI repayments in excess of originations, partially offset by the purchase of AFS investments securities and net FHLB stock purchases.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits, net proceeds from borrowings and equity transactions. For 2024, cash of $1.1 billion was used in financing activities primarily due to a net decrease in long-term and short-term borrowings, which was generated from the sale of $990 million of multifamily loans and decreases in deposits. For 2023, cash of $349 million was used in financing activities primarily due to decreases in deposits and dividends paid on our common stock, partially offset by a net increase in long-term and short-term borrowings.

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

The following tables set forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as of the dates indicated below, as compared to the respective regulatory requirements applicable to them:

	At December 31, 2024
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)(1)	$537,057	5.77%	$372,319	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	477,057	8.62%	249,109	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	537,057	9.70%	332,145	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	677,225	12.23%	442,860	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)(1)	$678,869	7.30%	$372,132	4.0%	$465,165	5.0%
Common equity tier 1 capital (to risk-weighted assets)	678,869	12.27%	249,000	4.5%	359,667	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	678,869	12.27%	332,001	6.0%	442,667	8.0%
Total risk-based capital (to risk-weighted assets)	720,498	13.02%	442,667	8.0%	553,334	10.0%
(1)Due to the timing of our loan sale at the end of December 2024, our Tier 1 leverage regulatory capital ratios, which are based on average assets for the quarter, were temporarily suppressed. If the $990 million loan sale had occurred at the beginning of the fourth quarter, average assets for the fourth quarter for the Company and the Bank would have been approximately $8.3 billion and the Tier 1 leverage ratio for the Company and the Bank as of December 31, 2024 would have been approximately 6.45% and 8.15%, respectively.

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

At each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both the Company and the Bank are required to maintain a "conservation buffer" consisting of additional Common Equity Tier 1 Capital which is at least 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and the Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At December 31, 2024, capital conservation buffers for the Company and the Bank were 3.70% and 5.02%, respectively.

The Company did not pay any cash dividends in 2024 and currently does not plan to pay quarterly dividends in 2025. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions.

We had no material commitments for capital expenditures as of December 31, 2024.

Accounting Developments

See Financial Statements and Supplementary Data - Note 1, Summary of Significant Accounting Policies for a discussion of accounting developments.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance. In this Form 10-K, we use the following non-GAAP measures: (i) tangible common equity and tangible assets as we believe this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios; (ii) core net income (loss) and effective tax rate on core net income (loss) before taxes, which excludes the loss on the sale of $990 million of multifamily loans due to the unusual nature and size of the loan sale, the deferred tax asset valuation allowance because it is a significant unusual item, goodwill impairment charges because they were an unusual nonrecurring item, loss on debt extinguishment and merger related expenses and the related tax impact as we believe this measure is a better comparison to be used for projecting future results; and (iii) an efficiency ratio which is the ratio of noninterest expense to the sum of net interest income and noninterest income, excluding certain items of income or expense considered non-core and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income taxes and we believe including them in noninterest expense impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income taxes.

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

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures or the calculation of the non-GAAP financial measures

	For the Year Ended
(in thousands, except ratio)	2024	2023

Core net income (loss)
Net income (loss)	$(144,344)	$(27,508)
Adjustments (tax effected)
Loss on loan sale	67,058	—
Merger related expenses	2,674	1,170
Loss on debt extinguishment	353	—
Goodwill impairment charge	—	34,622
Deferred tax valuation allowance	53,310	—
Total	$(20,949)	$8,284
Core net income (loss) per fully diluted share
Fully diluted shares	18,857,392	18,783,005
Computed amount	$(1.11)	$0.44

Return on average tangible equity - Core
Average shareholders' equity	$530,360	$552,234
Less: Average goodwill and other intangibles	(8,476)	(25,695)
Average tangible equity	$521,884	$526,539

Core net income	$(20,949)	$8,284
Adjustments (tax effected):
Amortization on core deposit intangibles	1,950	2,302
Tangible income applicable to shareholders	$(18,999)	$10,586

Ratio	(3.6)%	2.0%

Return on average equity - Core
Average shareholders' equity (per above)	$530,360	$552,234
Core net income (loss) (per above)	(20,949)	8,284

Ratio	(3.9)%	1.5%

Efficiency ratio
Noninterest expense
Total	$196,214	$241,872
Adjustments:
Merger related expenses	(3,428)	(1,500)
Loss on debt extinguishment	(452)	—
Goodwill Impairment charge	—	(39,857)
State of Washington taxes	(1,510)	(994)
Adjusted total	$190,824	$199,521

Total revenues
Net interest income	$120,087	$166,753
Noninterest income	(44,385)	41,921
Loss on loan sale	88,818	—
Total	$164,520	$208,674

Ratio	116.0%	95.6%

Return on Average assets - Core
Average Assets	$9,259,233	$9,469,170
Core net income (loss) - per above	(20,949)	8,284
Ratio	(0.23)%	0.09%

Effective tax rate used in computations above (1)	22.0%	22.0%

	As of December 31,
(in thousands, except share data)	2024	2023

Tangible book value per share
Shareholders' equity	$396,997	$538,387
Less: other intangibles	(7,141)	(9,641)
Tangible shareholder's equity	$389,856	$528,746

Common shares outstanding	18,857,565	18,810,055

Computed amount	$20.67	$28.11

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$389,856	$528,746
Tangible assets
Total assets	$8,123,698	$9,392,450
Less: Other intangibles	(7,141)	(9,641)
Net	$8,116,557	$9,382,809

Ratio	4.8%	5.6%
(1) Effective tax rate indicated is used for all adjustments except the loss on loan sale and the goodwill impairment charge. A computed effective rate of 13.1% was used for the goodwill impairment charge as a portion of this charge was not deductible for tax purposes. The gross effective tax rate of 24.5% was used for the loss on loan sale due to the large size of the loss in relation to permanent differences that could impact our gross effective rate.

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

The following table presents sensitivity gaps for these different intervals:

	December 31, 2024
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets
Cash & cash equivalents	$406,600	$—	$—	$—	$—	$—	$—	$—	$406,600
FHLB Stock	45,049	—	—	—	—	—	5,627	—	50,676
Investment securities (1)	139,077	95,026	69,091	110,144	133,929	496,921	12,818	—	1,057,006
LHFS	20,312	—	—	—	—	—	—	—	20,312
LHFI (1)	1,267,949	413,055	576,358	1,708,257	1,418,040	777,129	71,008	—	6,231,796
Total	1,878,987	508,081	645,449	1,818,401	1,551,969	1,274,050	89,453	—	7,766,390
Noninterest-earning assets	—	—	—	—	—	—	—	357,308	357,308
Total assets	$1,878,987	$508,081	$645,449	$1,818,401	$1,551,969	$1,274,050	$89,453	$357,308	$8,123,698
Interest-bearing liabilities
Demand deposit accounts (2)	$323,112	$—	$—	$—	$—	$—	$—	$—	$323,112
Savings accounts (2)	229,659	—	—	—	—	—	—	—	229,659
Money market accounts (2)	1,396,697	—	—	—	—	—	—	—	1,396,697
Certificates of deposit	1,573,626	1,061,767	521,900	107,826	2,653	—	—	—	3,267,772
FHLB advances	—	—	450,000	550,000	—	—	—	—	1,000,000
Long-term debt (3)	60,397	—	—	164,734	—	—	—	—	225,131
Total	3,583,491	1,061,767	971,900	822,560	2,653	—	—	—	6,442,371
Noninterest-bearing liabilities	—	—	—	—	—	—	—	1,284,330	1,284,330
Shareholders' Equity	—	—	—	—	—	—	—	396,997	396,997
Total liabilities and shareholders’ equity	$3,583,491	$1,061,767	$971,900	$822,560	$2,653	$—	$—	$1,681,327	$8,123,698
Interest sensitivity gap	$(1,704,504)	$(553,686)	$(326,451)	$995,841	$1,549,316	$1,274,050	$89,453
Cumulative interest rate sensitivity gap
Total	$(1,704,504)	$(2,258,190)	$(2,584,641)	$(1,588,800)	$(39,484)	$1,234,566	$1,324,019
As a % of total assets	(21)%	(28)%	(32)%	(20)%	—%	15%	16%
As a % of cumulative interest-bearing liabilities	52%	51%	54%	75%	99%	119%	121%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of December 31, 2024, the Company is considered liability sensitive as exhibited by the gap table above and our net interest income sensitivity analysis.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2024 and 2023 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	December 31, 2024		December 31, 2023
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+300	(4.0)%	(14.5)%	(15.4)%	(23.8)%
+200	(1.5)%	(6.6)%	(9.4)%	(13.9)%
+100	(0.5)%	(2.6)%	(4.2)%	(5.9)%
-100	0.3%	(0.2)%	3.5%	1.9%
-200	0.1%	(3.8)%	6.6%	1.0%
-300	—%	(12.3)%	10.9%	(6.7)%

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

The reduced levels of interest rate sensitivity between December 31, 2024 and 2023 reflect the effect of selling $990 million of multifamily loans at the end of the fourth quarter of 2024 which resulted in a lower balance of fixed-rate assets and adjustable rate borrowings. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of HomeStreet, Inc.
Seattle, Washington

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HomeStreet, Inc. and the Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Allowance for Credit Losses for Loans Held for Investment – Economic Qualitative Factor – Refer to Notes 1 and 3 to the financial statements

The Company accounts for its allowance for credit losses (“ACL”) on loans held for investment in accordance with Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses, which requires the measurement of the current expected credit losses for financial assets held at the reporting date. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loans. Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. As of December 31, 2024, the Company’s consolidated allowance for credit losses on loans was $38,743,000 and there was no provision for credit losses on loans for the year then ended.

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

The primary audit procedures we performed to address this critical audit matter included the following:

•Tested the design and operating effectiveness of controls over Q-Factor adjustments within the ACL model, including controls addressing:
▪Management’s review of the reasonableness of assumptions and judgments, including the qualitative risk adjustments used to derive the economic Q-Factor.
▪Management’s review of the calculation of Q-Factor adjustments, including the application of the economic Q-Factor.
▪Management’s evaluation of the relevance and reliability of data utilized in the calculation of the economic Q-Factor.
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

Los Angeles, California
March 7, 2025

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
(in thousands, except share data)	2024	2023

ASSETS
Cash and cash equivalents	$406,600	$215,664
Investment securities	1,057,006	1,278,268
Loans held for sale ("LHFS")	20,312	19,637
Loans held for investment ("LHFI") (net of allowance for credit losses of $38,743 and $40,500)	6,193,053	7,382,404
Mortgage servicing rights ("MSRs")	99,466	104,236
Premises and equipment, net	47,201	53,582
Other real estate owned ("OREO")	2,820	3,667
Intangible assets	7,141	9,641
Other assets	290,099	325,351
Total assets	$8,123,698	$9,392,450
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,413,021	$6,763,378
Borrowings	1,000,000	1,745,000
Long-term debt	225,131	224,766
Accounts payable and other liabilities	88,549	120,919
Total liabilities	7,726,701	8,854,063
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares; issued and outstanding, 18,857,565 shares and 18,810,055 shares	233,185	229,889
Retained earnings	251,013	395,357
Accumulated other comprehensive income (loss)	(87,201)	(86,859)
Total shareholders' equity	396,997	538,387
Total liabilities and shareholders' equity	$8,123,698	$9,392,450

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
(in thousands, except share and per share data)	2024	2023

Interest income:
Loans	$346,691	$341,255
Investment securities	39,576	49,615
Cash, Fed Funds and other	16,306	8,873
Total interest income	402,573	399,743
Interest expense:
Deposits	174,252	137,920
Borrowings	108,234	95,070
Total interest expense	282,486	232,990
Net interest income	120,087	166,753
Provision for credit losses	—	(441)
Net interest income after provision for credit losses	120,087	167,194
Noninterest income (loss):
Net gain (loss) on loan origination and sale activities	(76,890)	9,346
Loan servicing income	12,497	12,648
Deposit fees	8,838	10,148
Other	11,170	9,779
Total noninterest income (loss)	(44,385)	41,921
Noninterest expense:
Compensation and benefits	107,424	111,064
Information services	29,872	29,901
Occupancy	21,719	22,241
General, administrative and other	37,199	38,809
Goodwill impairment	—	39,857
Total noninterest expense	196,214	241,872
Income (loss) before income taxes	(120,512)	(32,757)
Income tax (benefit) expense	23,832	(5,249)
Net income (loss)	$(144,344)	$(27,508)

Net income (loss) per share
Basic	$(7.65)	$(1.46)
Diluted	$(7.65)	$(1.46)
Weighted average shares outstanding:
Basic	18,857,392	18,783,005
Diluted	18,857,392	18,783,005

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2024	2023

Net income (loss)	$(144,344)	$(27,508)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	(115)	15,535
Reclassification for net (gains) losses included in income	—	(3)
Other comprehensive income (loss) before tax	(115)	15,532
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	227	2,862
Reclassification for net (gains) losses included in income	—	(1)
Total	227	2,861
Other comprehensive income (loss)	(342)	12,671
Total comprehensive income (loss)	$(144,686)	$(14,837)

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, December 31, 2022	18,730,380	$226,592	$435,085	$(99,530)	$562,147
Net income (loss)	—	—	(27,508)	—	(27,508)
Share-based compensation expense	—	3,613	—	—	3,613
Common stock issued - Stock grants	92,769	—	—	—	—
Other comprehensive income	—	—	—	12,671	12,671
Dividends declared ($0.65 per share)	—	—	(12,220)	—	(12,220)
Common stock repurchased(1)	(13,094)	(316)	—	—	(316)
Balance, December 31, 2023	18,810,055	229,889	395,357	(86,859)	538,387
Net income (loss)	—	—	(144,344)	—	(144,344)
Share-based compensation expense	—	3,430	—	—	3,430
Common stock issued - Stock grants	60,483	—	—	—	—
Other comprehensive income (loss)	—	—	—	(342)	(342)
Common stock repurchased(1)	(12,973)	(134)	—	—	(134)
Balance, December 31, 2024	18,857,565	$233,185	$251,013	$(87,201)	$396,997
1) These amounts represent shares withheld from stock grants to pay for individual employee taxes on their stock grants.

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(144,344)	$(27,508)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment charge	—	39,857
Provision for credit losses	—	(441)
Loss on sale of $990 million of multifamily loans	88,618	—
Depreciation and amortization, premises and equipment	6,580	7,146
Amortization of premiums and discounts: investment securities, deposits, debt	2,689	357
Operating leases: excess of payments over amortization	(3,101)	(3,145)
Amortization of finance leases	181	425
Amortization of core deposit intangibles	2,500	2,951
Amortization of deferred loan fees and costs	(287)	(1,039)
Share-based compensation expense	3,430	3,613
Lease abandonment costs	1,064	—
Deferred income tax (benefit) expense	17,943	(9,129)
Loss on debt extinguishment	452	—
Origination of LHFS	(517,998)	(362,453)
Proceeds from sale of LHFS	521,128	363,327
Net fair value adjustment and gain on sale of LHFS	(2,635)	(676)
Origination of MSRs	(5,599)	(3,645)
Change in fair value of MSRs	4,757	5,964
Amortization of servicing rights	5,612	5,778
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	180	(975)
Net decrease (increase) in trading securities	(10,046)	(5,695)
Decrease (increase) in other assets	10,862	(44,386)
Increase (decrease) in accounts payable and other liabilities	(27,907)	37,698
Net cash provided by (used in) operating activities	(45,921)	8,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	—	(53,232)
Proceeds from sale of investment securities	—	4,693
Principal payments on investment securities	229,556	192,555
Proceeds from sale of OREO	126	2,972
Proceeds from sale of $990 million of multifamily loans	905,625	—
Net decrease in LHFI, excluding sale of $990 million of multifamily loans	194,086	18,958
Purchases of premises and equipment	(490)	(3,811)
Net cash received from acquisitions of branches	—	327,901
Proceeds from sale of Federal Home Loan Bank stock	305,113	222,814
Purchases of Federal Home Loan Bank stock	(300,496)	(228,802)
Net cash provided by investing activities	1,333,520	484,048

	Years Ended December 31,
(in thousands)	2024	2023

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	$(351,043)	$(1,065,463)
Changes in short-term borrowings, net	(100,000)	84,000
Proceeds from other long-term borrowings	510,000	1,180,000
Repayment of other long-term borrowings	(1,155,452)	(535,000)
Repayment of finance lease principal	(168)	(456)
Dividends paid on common stock	—	(12,317)
Net cash used in financing activities	(1,096,663)	(349,236)
Net increase in cash and cash equivalents	190,936	142,836
Cash and cash equivalents, beginning of year	215,664	72,828
Cash and cash equivalents, end of year	$406,600	$215,664

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$298,498	$217,132
Federal and state income taxes (net refunds)	(637)	(5,287)
Non-cash activities:
LHFI foreclosed and transferred to OREO	—	3,576
Loans transferred from LHFI to LHFS, net	1,170	2,507
Ginnie Mae loans derecognized with the right to repurchase, net	506	1,301
New investments in low income housing tax credit partnerships ("LIHTC")	—	15,000
LIHTC amortization	5,684	4,732
Repurchase of common stock - award shares	134	316
Acquisition:
Loans acquired	—	21,197
Premises and equipment and other assets	—	5,845
Liabilities assumed	—	377,412
Goodwill and other intangibles	—	22,469

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

HomeStreet, Inc., a State of Washington corporation organized in 1921 (the "Corporation"), is a Washington-based diversified financial services holding company whose operations are primarily conducted through its wholly owned subsidiaries (collectively the "Company") HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank"), and the Bank's subsidiaries, Continental Escrow Company, HS Properties, Inc., HS Evergreen Corporate Center LLC, and Union Street Holdings LLC. The Company is principally engaged in commercial banking, mortgage banking and consumer/retail banking activities serving customers primarily in the Western United States.

The Bank, the Company’s principal operating subsidiary, was incorporated in the State of Washington in 1986, and, as a state-chartered non-member commercial bank, is subject to examination by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC").

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

Segments

Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as one single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes net interest income, noninterest income and noninterest expenses (compensation and benefits, information services, occupancy and general, administrative and other) at the consolidated level to manage the Company’s operations.

Reclassifications

Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation. These reclassifications had no effect on prior years' net income or stockholders’ equity.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, certificates of deposits with original maturities of less than ninety days, investment securities with original maturities of less than ninety days, money market funds and federal funds sold. The Bank maintains most of its excess cash at the Federal Reserve Bank of San Francisco ("FRBSF"), with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. Restricted cash of $6.5 million and $6.4 million at December 31, 2024 and 2023, respectively, is included in cash and cash equivalents.

Investment Securities

Investment securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Investments not classified as trading securities nor as held-to-maturity ("HTM") securities are classified as AFS securities and recorded at fair value. Unrealized gains or losses on AFS securities are excluded from net income and reported net of taxes as a separate component of other comprehensive income included in shareholders’ equity. Purchase premiums and discounts are recognized in interest income using the effective interest method over the contractual life of the securities. Purchase premiums or discounts related to mortgage-backed securities are amortized or accreted using projected prepayment speeds. Gains and losses on the sale of AFS and trading securities are recorded on the trade date and are determined using the specific identification method.

Trading securities, consisting of US Treasury notes, are used as economic hedges of our mortgage servicing rights, which are carried at fair value and included as investment securities on the balance sheet. Net gain or loss on trading securities are included in loan servicing income in the consolidated income statements.

The Company evaluates AFS securities in an unrealized loss position at the end of each quarter to determine whether the decline in value is temporary or permanent. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. When qualitative factors indicate that a credit loss may exist, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. The Company recognizes an allowance for credit loss ("ACL") if a loss is determined to exist, measured as the difference between the present value of expected cash flows and the amortized cost basis of the security, limited by the amount that the security’s fair value is less than its amortized cost basis. The Company does not believe any of these securities that were in an unrealized loss position at December 31, 2024 or 2023 have a credit loss impairment.

The Company evaluates HTM securities at the end of each quarter to determine if any expected credit losses exist. The Company does not believe any expected credit losses existed for these securities as of December 31, 2024 and 2023.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Des Moines ("FHLB"), and as such, is required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends accrued on FHLB stock are recorded as a component of interest income.

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

Multifamily and Small Business Administration ("SBA") LHFS are accounted for at the lower of amortized cost or fair value ("LOCOM"). LOCOM valuations are performed quarterly or at the time of transfer to or from LHFS. Related gains and losses are recognized in net gain on mortgage loan origination and sale activities. Direct loan origination costs and fees for multifamily and SBA loans classified as held for sale are deferred at origination and recognized in gain on sale in earnings at the time of sale.

LHFI

LHFI are reported at the principal amount outstanding, net of cumulative charge-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans. When a loan is designated as held for investment, the intent is to hold these loans for the foreseeable future or until maturity or pay-off. If subsequent changes occur as part of the balance sheet management process, the Company may decide to sell loans classified as LHFI. Any such loans held for an extended period before they are sold are transferred to LHFS and carried at the lower of amortized cost or fair value. Interest on loans is recognized at the contractual rate of interest and is only accrued if deemed collectible. Deferred fees and costs and premiums and discounts are amortized over the contractual terms of the underlying loans using the interest method or straight-line method.

Nonaccrual Loans

Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are placed on nonaccrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal or interest payment or if part of the principal balance has been charged off. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. All payments received on nonaccrual loans are accounted for using the cost recovery method. Under the cost recovery method, all cash collected is applied first to reduce the outstanding principal balance. Generally, a loan may be returned to accrual status if all delinquent principal and interest payments are brought current and the collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans whose repayments are insured by the Federal Housing Administration ("FHA"), guaranteed by the Department of Veterans' Affairs ("VA") or Ginnie Mae ("GNMA") are maintained on accrual status even if 90 days or more past due.

Modifications to Borrowers Experiencing Financial Difficulty ("MBFD")

The Company provides MBFDs which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications for the years ended December 31, 2024 and 2023 did not have a material impact on the ACL.

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
Credit Loss Measurement
The ACL level is influenced by current conditions related to loan volumes, loan asset quality ratings ("AQR") migration or delinquency status, historical loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses has two basic components: first, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics and second an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans.
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

Depositor and other retail banking fees (in Deposit Fees)

Depositor and other retail banking fees consist of monthly service fees and other deposit account related fees. The Company's performance obligation for these fees is generally satisfied, and the related revenue recognized over the period in which the service is provided.

Commission Income (in Other Noninterest Income)

Commission income primarily consists of revenue received on insurance policies. The Company's performance obligation for commissions is generally satisfied, and the related revenue generally recognized over the course of the policy.

Credit Card Fees (in Other Noninterest Income)

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

We use the long-lived assets impairment accounting guidance to determine whether an ROU asset is impaired, and if impaired, the amount of loss to recognize. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These could include vacating the leased space, obsolescence, or physical damage to a facility. If an impairment loss is recognized for a ROU asset, the adjusted carrying amount of the ROU asset would be its new accounting basis. The remaining ROU asset (after the impairment write-down) is amortized on a straight-line basis over the remaining lease term.

Branch Acquisition

On February 10, 2023, the Company completed its acquisition of three branches in southern California, whereby we assumed $376 million in deposits and purchased $21 million in loans. The application of the acquisition method of accounting resulted in recording goodwill of $12 million, and a core deposit intangible of $11 million.

Goodwill and Other Intangible Assets

Goodwill is recorded upon completion of a business combination as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill has been determined to have an indefinite useful life and is not amortized but tested for impairment at least annually or more frequently if events and circumstances occur that indicate it is more likely than not the fair value of the reporting unit is less than its carrying value necessitating an impairment test. The Company performs its annual impairment testing in the third quarter of each year, or sooner if a triggering event occurs. Triggering events include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers.

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

(in thousands)

Balance, December 31, 2022	$27,900
Additions - branch acquisition	11,957
Goodwill impairment charge	(39,857)
Balance December 31, 2023	$—

Intangible assets with definite useful lives, such as core deposit intangible assets arising from bank and branch acquisitions, are amortized over their estimated useful lives.

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

Income Taxes

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets and tax carryforwards are only recognized if, in the opinion of management, it is more likely than not that the deferred tax assets will be fully realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We are subject to federal income tax and also state and local income taxes in a number of different jurisdictions.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company recognizes interest and penalties related to income tax matters in general, administrative and other expense.

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

Marketing Costs

The Company expenses marketing costs, including advertising, in the period incurred. We incurred $3.0 million and $4.2 million in marketing costs during 2024 and 2023, respectively.

Recent Accounting Developments

In March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. We adopted ASU 2023-02 in 2024 and it did not have a material impact on the Company’s financial position or results of operations.

In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." The amendments in ASU 2023-06 modify the disclosure or presentation requirements of a variety of Topics in the Codification, with the intention of clarifying or improving them and aligning the requirements in the codification with the SEC's regulations (and will be removed from the SEC regulations). ASU 2023-06 should be adopted prospectively, and the effective date varies and is determined for each individual disclosure based on the effective date of the SEC's removal of the related disclosure. We are assessing the impact of ASU 2023-06 and believe it will not have an impact on the Company's financial position or results of operation as it impacts disclosures only.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively. We adopted ASU 2023-07 in 2024 and it did not have an impact on the Company's financial position or results of operation as it impacts disclosures only.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 will not have an impact on the Company's financial position or results of operation as it impacts disclosures only. We are assessing the impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The adoption of ASU

2024-03 will not have an impact on the Company's financial position or results of operation as it impacts disclosures only. We are assessing the impact on our disclosures.

NOTE 2–INVESTMENT SECURITIES:

The following tables set forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and HTM:

	At December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage-backed securities ("MBS"):
Residential	$174,887	$229	$(7,654)	$167,462
Commercial	54,620	—	(6,978)	47,642
Collateralized mortgage obligations ("CMOs")
Residential	349,348	36	(31,940)	317,444
Commercial	59,725	14	(4,794)	54,945
Municipal bonds	433,162	95	(54,998)	378,259
Corporate debt securities	31,136	—	(6,192)	24,944
U.S. Treasury securities	22,306	—	(2,319)	19,987
Agency debentures	10,320	—	(1,044)	9,276
Total	$1,135,504	$374	$(115,919)	$1,019,959
HTM
Municipal bonds	$2,301	$—	$(28)	$2,273

	At December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$194,141	$117	$(10,460)	$183,798
Commercial	55,235	—	(7,479)	47,756
CMOs:
Residential	473,269	8	(33,539)	439,738
Commercial	63,456	—	(6,059)	57,397
Municipal bonds	452,057	670	(47,853)	404,874
Corporate debt securities	45,611	34	(7,098)	38,547
U.S. Treasury securities	22,658	—	(2,474)	20,184
Agency debentures	60,202	5	(1,302)	58,905
Total	$1,366,629	$834	$(116,264)	$1,251,199
HTM
Municipal bonds	$2,371	$—	$(40)	$2,331

At December 31, 2024 and 2023, the Company held $35 million and $25 million, respectively, of trading securities consisting of U.S. Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and included with investment securities on the balance sheet. For 2024 and 2023, net losses of $1.7 million and $0.5 million on trading securities, respectively, were recorded in servicing income.

MBS and CMOs represent securities issued or guaranteed by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal organizations. As of December 31, 2024 and 2023, substantially all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon nationally recognized statistical rating organizations where available and, where not available, based upon internal ratings.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At December 31, 2024
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(2)	$532	$(7,652)	$158,044	$(7,654)	$158,576
Commercial	—	—	(6,978)	47,642	(6,978)	47,642
CMOs:
Residential	(78)	7,481	(31,862)	293,297	(31,940)	300,778
Commercial	—	—	(4,794)	51,834	(4,794)	51,834
Municipal bonds	(810)	28,361	(54,188)	340,571	(54,998)	368,932
Corporate debt securities	—	—	(6,192)	24,944	(6,192)	24,944
U.S. Treasury securities	—	—	(2,319)	19,987	(2,319)	19,987
Agency debentures	—	—	(1,044)	9,276	(1,044)	9,276
Total	$(890)	$36,374	$(115,029)	$945,595	$(115,919)	$981,969
HTM
Municipal bonds	$—	$—	$(28)	$2,273	$(28)	$2,273

	At December 31, 2023
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(3)	$1,145	$(10,457)	$177,393	$(10,460)	$178,538
Commercial	—	61	(7,479)	47,695	(7,479)	47,756
CMOs:
Residential	(368)	83,815	(33,171)	348,914	(33,539)	432,729
Commercial	—	—	(6,059)	57,397	(6,059)	57,397
Municipal bonds	(73)	7,489	(47,780)	364,775	(47,853)	372,264
Corporate debt securities	—	—	(7,098)	28,513	(7,098)	28,513
U.S. Treasury securities	—	—	(2,474)	20,184	(2,474)	20,184
Agency debentures	(135)	42,897	(1,167)	11,003	(1,302)	53,900
Total	$(579)	$135,407	$(115,685)	$1,055,874	$(116,264)	$1,191,281
HTM
Municipal bonds	$—	$—	$(40)	$2,331	$(40)	$2,331

The Company has evaluated AFS securities in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of December 31, 2024 and 2023. The Company bases this conclusion in part on its periodic review of the credit ratings of the AFS securities or reviews of the financial condition of the issuers. In addition, as of December 31, 2024 and 2023, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.
The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield.

	At December 31, 2024
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$15,531	3.88%	$70,678	2.92%	$292,050	2.93%	$378,259	2.97%
Corporate debt securities	—	—%	2,735	2.08%	22,209	4.27%	—	—%	24,944	4.03%
U.S. Treasury securities	—	—%	19,987	1.15%	—	—%	—	—%	19,987	1.15%
Agency debentures	—	—%	1,770	2.13%	4,442	2.17%	3,064	2.14%	9,276	2.15%
Total	$—	—%	$40,023	2.32%	$97,329	3.19%	$295,114	2.92%	$432,466	2.93%

HTM
Municipal bonds	$2,273	2.29%	$—	—%	$—	—%	$—	—%	$2,273	2.29%

	At December 31, 2023
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$5,856	1.84%	$60,775	3.36%	$338,243	3.01%	$404,874	3.04%
Corporate debt securities	4,425	3.53%	12,714	4.95%	21,408	3.89%	—	—%	38,547	4.21%
U.S. Treasury securities	—	—%	20,184	1.14%	—	—%	—	—%	20,184	1.14%
Agency debentures	16,977	4.93%	30,925	5.2%	7,758	2.15%	3,245	2.17%	58,905	4.51%
Total	$21,402	4.64%	$69,679	3.64%	$89,941	3.40%	$341,488	3.00%	$522,510	3.21%

HTM
Municipal bonds	$—	—%	$2,331	2.29%	$—	—%	$—	—%	$2,331	2.29%

The weighted-average yield is computed using the contractual coupon for each security weighted based on the fair value of each security. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of December 31, 2024 and 2023 was 3.01% and 3.21%, respectively.

Sales of AFS investment securities were as follows:

	Years Ended December 31,
(in thousands)	2024	2023

Proceeds	$—	$4,693
Gross gains	—	3
Gross losses	—	—

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law.

	At December 31,
(in thousands)	2024	2023

Federal Reserve Bank to secure existing or potential borrowings	$906,475	$647,104
Washington, Oregon and California State to secure public deposits	195,212	10,654
Other securities pledged	1,334	1,440
Total securities pledged as collateral	$1,103,021	$659,198

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have minimal credit risk.

Tax-exempt interest income on investment securities was $11.1 million and $11.3 million for 2024 and 2023, respectively.

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

	At December 31,
(in thousands)	2024	2023

CRE
Non-owner occupied CRE	$570,750	$641,885
Multifamily	2,992,675	3,940,189
Construction/land development	472,740	565,916
Total	4,036,165	5,147,990
Commercial and industrial loans
Owner occupied CRE	361,997	391,285
Commercial business	312,004	359,049
Total	674,001	750,334
Consumer loans
Single family	1,109,095	1,140,279
Home equity and other	412,535	384,301
Total (1)	1,521,630	1,524,580
Total LHFI	6,231,796	7,422,904
ACL	(38,743)	(40,500)
Total LHFI less ACL	$6,193,053	$7,382,404
(1)    Includes $1.3 million at December 31, 2024 and 2023, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

Loans totaling $4.0 billion and $5.1 billion at December 31, 2024 and 2023, respectively, were pledged to secure existing or potential borrowings from the FHLB and loans totaling $1.4 billion and $1.2 billion at December 31, 2024 and 2023, respectively, were pledged to secure existing or potential borrowings from the FRBSF.

It is the Company's policy to make loans to officers, directors and their associates in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The following is a summary of activity during the years ended December 31, 2024 and 2023 with respect to such aggregate loans to these related parties and their associates:

	Years Ended December 31,
(in thousands)	2024	2023

Beginning balance	$1,932	$1,978
New loans and advances, net of principal repayments	(73)	(46)
Ending balance	$1,859	$1,932

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

LHFI are primarily secured by real estate located in the Pacific Northwest and California. At December 31, 2024 and 2023, single family loans in the state of Washington represented 13% and 11% of the total LHFI portfolio, respectively. At December 31, 2024 and 2023, multifamily loans in the state of California represented 30% and 36% of the total LHFI portfolio, respectively.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.

As of December 31, 2024, the historical expected loss rates increased when compared to December 31, 2023. During 2024, expected loss rates increased primarily due to product mix and risk level composition changes and specific reserves on commercial loans, which were partially offset by a reduction in loan balances resulting from our $990 million loan sale. As of December 31, 2024, the Bank expects slight near-term deterioration in commercial collateral values offset by improvement in commercial and single family collateral values in later periods of the two-year forecast period in the markets in which it operates. Additionally, over the near term and two-year forecast period in the markets in which it operates, the Bank expects neutral economic conditions.

The Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $1.1 million and $1.8 million at December 31, 2024 and 2023, respectively.
The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $25.1 million and $28.9 million at December 31, 2024 and 2023, respectively, and was reported in other assets on the consolidated balance sheets.

Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Years Ended December 31,
(in thousands)	2024	2023

Beginning balance	$40,500	$41,500
Provision for credit losses	677	(67)
Net (charge-offs) recoveries	(2,434)	(933)
Ending balance	$38,743	$40,500

Allowance for unfunded commitments
Beginning balance	$1,823	$2,197
Provision for credit losses	(677)	(374)
Ending balance	$1,146	$1,823

Provision for credit losses:
Allowance for credit losses-loans	$677	$(67)
Allowance for unfunded commitments	(677)	(374)
Total	$—	$(441)

Activity in the ACL by loan portfolio and loan sub-class was as follows:

	Year Ended December 31, 2024
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,610	$—	$—	$(871)	$1,739
Multifamily	13,093	—	—	1,816	14,909
Construction/land development
Multifamily construction	3,983	—	—	(3,134)	849
CRE construction	189	—	—	(123)	66
Single family construction	7,365	—	—	(628)	6,737
Single family construction to permanent	672	—	—	(488)	184
Total	27,912	—	—	(3,428)	24,484
Commercial and industrial loans
Owner occupied CRE	899	—	—	(323)	576
Commercial business	2,950	(2,963)	522	6,377	6,886
Total	3,849	(2,963)	522	6,054	7,462
Consumer loans
Single family	5,287	—	7	(1,684)	3,610
Home equity and other	3,452	(178)	178	(265)	3,187
Total	8,739	(178)	185	(1,949)	6,797
Total ACL	$40,500	$(3,141)	$707	$677	$38,743

	Year Ended December 31, 2023
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,102	$—	$—	$508	$2,610
Multifamily	10,974	—	—	2,119	13,093
Construction/land development
Multifamily construction	998	—	—	2,985	3,983
CRE construction	196	—	—	(7)	189
Single family construction	12,418	—	—	(5,053)	7,365
Single family construction to permanent	1,171	—	—	(499)	672
Total	27,859	—	—	53	27,912
Commercial and industrial loans
Owner occupied CRE	1,030	—	—	(131)	899
Commercial business	3,247	(1,062)	87	678	2,950
Total	4,277	(1,062)	87	547	3,849
Consumer loans
Single family	5,610	—	23	(346)	5,287
Home equity and other	3,754	(319)	338	(321)	3,452
Total	9,364	(319)	361	(667)	8,739
Total ACL	$41,500	$(1,381)	$448	$(67)	$40,500

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

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status:

	At December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$—	$1,441	$70,128	$71,493	$39,885	$347,058	$(36)	$—	$529,969
Special Mention	—	—	—	—	—	24,551	—	—	24,551
Substandard	—	—	—	—	—	16,230	—	—	16,230
Total	—	1,441	70,128	71,493	39,885	387,839	(36)	—	570,750
Multifamily
Pass	1,650	106,415	1,538,855	643,044	257,110	255,643	—	—	2,802,717
Special Mention	—	—	66,217	4,789	73,308	23,835	—	—	168,149
Substandard	—	—	15,602	—	—	6,207	—	—	21,809
Total	1,650	106,415	1,620,674	647,833	330,418	285,685	—	—	2,992,675
Multifamily construction
Pass	—	31,349	67,557	—	—	—	—	—	98,906
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	—	31,349	67,557	—	—	—	—	—	98,906
CRE construction
Pass	19	7,198	—	—	—	—	—	—	7,217
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,821	—	—	—	3,821
Total	19	7,198	—	—	3,821	—	—	—	11,038
Single family construction
Pass	121,305	22,412	5,346	7,252	—	69	164,442	—	320,826
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	121,305	22,412	5,346	7,252	—	69	164,442	—	320,826
Single family construction to permanent
Current	6,153	9,719	17,598	7,977	523	—	—	—	41,970
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	6,153	9,719	17,598	7,977	523	—	—	—	41,970
Owner occupied CRE
Pass	5,431	10,501	58,423	33,371	41,533	168,082	3	43	317,387
Special Mention	—	1,789	6,129	7,602	317	26,203	—	—	42,040
Substandard	—	—	331	—	—	2,239	—	—	2,570
Total	5,431	12,290	64,883	40,973	41,850	196,524	3	43	361,997
Commercial business
Pass	26,706	15,721	36,209	20,347	28,207	28,836	123,003	700	279,729
Special Mention	—	—	959	2,380	638	615	386	—	4,978
Substandard	243	406	11,885	—	7,192	4,628	2,920	23	27,297
Total	26,949	16,127	49,053	22,727	36,037	34,079	126,309	723	312,004
Total commercial portfolio	$161,507	$206,951	$1,895,239	$798,255	$452,534	$904,196	$290,718	$766	$4,710,166

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$566	$30,940	$378,613	$303,920	$139,159	$251,322	$—	$—	$1,104,520
Past due:
30-59 days	—	—	452	—	—	1,673	—	—	2,125
60-89 days	—	—	—	—	—	440	—	—	440
90+ days	—	—	—	—	—	2,010	—	—	2,010
Total	566	30,940	379,065	303,920	139,159	255,445	—	—	1,109,095
Home equity and other
Current	1,606	936	1,528	126	85	1,932	399,531	4,449	410,193
Past due:
30-59 days	25	4	1	—	—	—	474	62	566
60-89 days	—	3	4	—	—	—	626	—	633
90+ days	—	—	—	—	—	10	1,127	6	1,143
Total	1,631	943	1,533	126	85	1,942	401,758	4,517	412,535
Total consumer portfolio (1)	$2,197	$31,883	$380,598	$304,046	$139,244	$257,387	$401,758	$4,517	$1,521,630
Total LHFI	$163,704	$238,834	$2,275,837	$1,102,301	$591,778	$1,161,583	$692,476	$5,283	$6,231,796
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

The following table presents a vintage analysis of the commercial and consumer portfolio segment by loan sub-class and gross charge-offs:

	At December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$(276)	$(473)	$(1,077)	$(1,098)	$(39)	$—	$(2,963)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(24)	(16)	(1)	—	—	(137)	—	(178)
Total LHFI	$—	$(24)	$(292)	$(474)	$(1,077)	$(1,098)	$(176)	$—	$(3,141)

	At December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	2018 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$(184)	$—	$(1,136)	$295	$13	$(50)	$(1,062)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(106)	(22)	—	—	(4)	(187)	—	(319)
Total LHFI	$—	$(106)	$(206)	$—	$(1,136)	$291	$(174)	$(50)	$(1,381)

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At December 31, 2024
(in thousands)	Land	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total
CRE
Non-owner occupied CRE	$—	$—	$—	$16,230	$—	$16,230
Multifamily	—	—	1,915	—	—	1,915
Construction/land development
CRE construction	3,821	—	—	—	—	3,821
Total	3,821	—	1,915	16,230	—	21,966

Commercial and industrial loans
Owner occupied CRE	—	—	—	205	—	205
Commercial business	4,420	2,927	—	—	3,269	10,616
Total	4,420	2,927	—	205	3,269	10,821
Consumer loans
Single family	—	832	—	—	—	832
Total collateral-dependent loans	$8,241	$3,759	$1,915	$16,435	$3,269	$33,619

	At December 31, 2023
(in thousands)	1-4 Family	Non-residential real estate	Other non-real estate	Total

CRE
Non-owner occupied CRE	$573	$16,230	$—	$16,803
Construction/land development
CRE construction	—	3,821	—	3,821
Total	573	20,051	—	20,624

Commercial and industrial loans
Commercial business	2,788	5,471	4,587	12,846
Total	2,788	5,471	4,587	12,846
Consumer loans
Single family	773	—	—	773
Total collateral-dependent loans	$4,134	$25,522	$4,587	$34,243

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At December 31, 2024		At December 31, 2023
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual
CRE
Non-owner occupied CRE	$16,230	$16,230	$16,803	$16,803
Multifamily	1,915	1,915	—	—
Construction/land development
CRE construction	3,821	3,821	3,821	3,821
Total	21,966	21,966	20,624	20,624

Commercial and industrial loans
Owner occupied CRE	1,161	1,161	706	706
Commercial business	8,509	25,740	13,151	13,686
Total	9,670	26,901	13,857	14,392
Consumer loans
Single family	1,106	2,990	773	2,650
Home equity and other	—	3,137	—	1,310
Total	1,106	6,127	773	3,960
Total nonaccrual loans	$32,742	$54,994	$35,254	$38,976
The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At December 31, 2024
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,230	$16,230	$554,520	$570,750
Multifamily	—	—	—		1,915	1,915	2,990,760	2,992,675
Construction/land development
Multifamily construction	—	—	—		—	—	98,906	98,906
CRE construction	—	—	—		3,821	3,821	7,217	11,038
Single family construction	—	—	—		—	—	320,826	320,826
Single family construction to permanent	—	—	—		—	—	41,970	41,970
Total	—	—	—		21,966	21,966	4,014,199	4,036,165
Commercial and industrial loans
Owner occupied CRE	—	—	—		1,161	1,161	360,836	361,997
Commercial business	—	—	—		25,740	25,740	286,264	312,004
Total	—	—	—		26,901	26,901	647,100	674,001
Consumer loans
Single family	4,601	1,096	4,354	(2)	2,990	13,041	1,096,054	1,109,095
Home equity and other	344	631	—		3,137	4,112	408,423	412,535
Total	4,945	1,727	4,354		6,127	17,153	1,504,477	1,521,630	(3)
Total loans	$4,945	$1,727	$4,354		$54,994	$66,020	$6,165,776	$6,231,796
%	0.08%	0.03%	0.07%		0.88%	1.06%	98.94%	100.00%

	At December 31, 2023
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,803	$16,803	$625,082	$641,885
Multifamily	—	1,915	—		—	1,915	3,938,274	3,940,189
Construction/land development
Multifamily construction	—	—	—		—	—	168,049	168,049
CRE construction	—	—	—		3,821	3,821	14,692	18,513
Single family construction	—	—	—		—	—	274,050	274,050
Single family construction to permanent	—	—	—		—	—	105,304	105,304
Total	—	1,915	—		20,624	22,539	5,125,451	5,147,990
Commercial and industrial loans
Owner occupied CRE	—	—	—		706	706	390,579	391,285
Commercial business	—	—	—		13,686	13,686	345,363	359,049
Total	—	—	—		14,392	14,392	735,942	750,334
Consumer loans
Single family	5,174	1,993	4,261	(2)	2,650	14,078	1,126,201	1,140,279
Home equity and other	974	225	—		1,310	2,509	381,792	384,301
Total	6,148	2,218	4,261		3,960	16,587	1,507,993	1,524,580	(3)
Total loans	$6,148	$4,133	$4,261		$38,976	$53,518	$7,369,386	$7,422,904
%	0.08%	0.05%	0.06%		0.53%	0.72%	99.28%	100.00%
(1)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $11.3 million and $12.4 million at December 31, 2024 and 2023, respectively.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Includes $1.3 million of loans at December 31, 2024 and 2023, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.

Loan Modifications

The Company provides MBFDs which may include delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications for the years ended December 31, 2024 and 2023 did not have a material impact on the ACL. The following tables provide information related to MBFDs for years ended December 31, 2024 and 2023 disaggregated by class of financing receivable and type of concession granted:

	Significant Payment Delay
	Years Ended December 31,
	2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Multifamily	$1,915	0.06%	$—	—%
Commercial business	1,446	0.46%	839	0.23%
Single family	85	0.01%	1,082	0.09%

	Term Extension
	Years Ended December 31,
	2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$1,536	0.49%	$9,850	2.74%
Single family	—	—%	273	0.02%

	Interest Rate Reduction and Significant Payment Delay
	Years Ended December 31,
	2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Commercial business	$4,420	1.42%	$—	—%

	Significant Payment Delay and Term Extension
	Years Ended December 31,
	2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Non-owner occupied CRE	$19,331	3.39%	$16,230	2.53%
Construction/land development	—	—%	3,821	0.68%
Owner occupied CRE	254	0.07%	—	—%
Commercial business	410	0.13%	—	—%
Single family	3,668	0.33%	2,526	0.22%

	Interest Rate Reduction, Significant Payment Delay and Term Extension
	Years Ended December 31,
	2024		2023
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable
Construction/land development	$3,821	0.81%	$—	—%
Single family	—	—%	191	0.02%

The following tables describes the financial effect of the MBFDs:

Interest Rate Reduction
Years Ended December 31,
	2024	2023
Construction/land development	Reduced weighted-average contractual interest rate from 7.75% to 5.00%.	—
Commercial business	Reduced weighted-average contractual interest rate from 7.75% to 5.00%.	—
Single family	—	Reduced weighted-average contractual interest rate from 5.25% to 5.00%.

Significant Payment Delay
Years Ended December 31,
	2024	2023
Non-owner occupied CRE	The weighted average duration of loan payments deferred is 0.8 years.	The weighted average duration of loan payments deferred is 3.7 years.
Multifamily	The weighted average duration of loan payments deferred is 1.5 years.	—
Construction/land development	The weighted average duration of loan payments deferred is 0.6 years.	The weighted average duration of loan payments deferred is 2.7 years.
Owner occupied CRE	The weighted average duration of loan payments deferred is 3.0 years.	—
Commercial business	The weighted average duration of loan payments deferred is 0.6 years.	The weighted average duration of loan payments deferred is 5.2 years.
Single family	Provided payment deferrals to borrowers. A weighted average 0.41% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 0.37% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
Years Ended December 31,
	2024	2023
Non-owner occupied CRE	Added a weighted average 0.8 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 2.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Construction/land development	Added a weighted average 0.6 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 1.6 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Owner occupied CRE	Added a weighted average 3.0 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	—
Commercial business	Added a weighted average 0.8 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 1.2 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Single family	Added a weighted average 3.9 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 4.9 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table depicts the payment status of loans that were modified to borrowers experiencing financial difficulties on or after October 1, 2023 through September 30, 2024:

	Payment Status (Amortized Cost Basis) at December 31, 2024
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Multifamily	$—	$—	$1,915
Commercial business	1,157	—	1,150
Single family	1,690	—	875
Total	$2,847	$—	$3,940

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

The following tables provide the amortized cost basis as of December 31, 2024 of MBFDs, on or after October 1, 2023 through September 30, 2024 and that subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted Year Ended December 31, 2024
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Commercial business	$—	$1,150	$—	$—	$—
Single family	238	—	—	637	—
Total	$238	$1,150	$—	$637	$—

The following tables provide the amortized cost basis as of December 31, 2023 of MBFDs, on or after October 1, 2022 through September 30, 2023 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted Year Ended December 31, 2023
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension
Commercial business	$—	$976	$—	$—	$—
Single family	—	—	—	1,354	—
Total	$—	$976	$—	$1,354	$—

NOTE 4–PREMISES AND EQUIPMENT, NET:

Premises and equipment consisted of the following:

	At December 31,
(in thousands)	2024	2023

Furniture and equipment	$56,121	$56,777
Leasehold improvements	37,265	38,870
Land and buildings	42,374	42,153
Total	135,760	137,800
Less: accumulated depreciation	(88,559)	(84,218)
Net	$47,201	$53,582

NOTE 5–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At December 31,
	2024		2023
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,195,781	—%	$1,306,503	—%
Interest bearing:
Interest-bearing demand deposits	323,112	0.35%	344,748	0.25%
Savings	229,659	0.06%	261,508	0.06%
Money market	1,396,697	1.72%	1,622,665	1.79%
Certificates of deposit
Brokered deposits	751,406	4.61%	1,218,008	5.36%
Other	2,516,366	4.37%	2,009,946	3.95%
Total interest bearing deposits	5,217,240	3.31%	5,456,875	3.19%
Total deposits	$6,413,021	2.65%	$6,763,378	2.58%

There were $315 million and $255 million in public funds included in deposits at December 31, 2024 and 2023, respectively.

Certificates of deposit outstanding mature as follows:

(in thousands)	December 31, 2024

Within one year	$3,157,293
One to two years	105,759
Two to three years	2,067
Three to four years	1,136
Four to five years	1,517
Total	$3,267,772

The aggregate amount of time deposits in denominations of more than the FDIC limit of $250,000 at December 31, 2024 and 2023 was $265 million and $194 million, respectively.

NOTE 6– BORROWINGS:

The Company regularly borrows funds through advances from the Des Moines FHLB. During 2024 and 2023, the Company borrowed funds from the Federal Reserve Bank ("FRB") under the Bank Term Funding Program ("BTFP") which was phased out in 2024. At December 31, 2023 the Company had $645 million outstanding under the FRB BTFP.

The balances, maturity and rate of the outstanding borrowings from the FHLB and the FRB BTFP were as follows:

	At December 31,
	2024		2023
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Within one year	$450,000	4.56%	$745,000	4.75%
One to three years	550,000	4.35%	450,000	4.56%
Three through five years	—	—%	550,000	4.35%
Total	$1,000,000	4.44%	$1,745,000	4.58%

At December 31, 2024 and 2023 the Bank had available borrowing capacity of $1.3 billion and $2.1 billion, respectively, from the FHLB, and $1.6 billion and $710 million, respectively, from the FRBSF.

The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily and as of December 31, 2024 and 2023, there were no balances outstanding.

As of December 31, 2024 and 2023, the Company held $50.7 million and $55.3 million, respectively, of FHLB stock.

NOTE 7–LONG-TERM DEBT:

At December 31, 2024 and 2023, the Company had outstanding $99 million and $98 million respectively, of subordinated notes (the “Notes”) which have a face amount of $100 million, have a maturity date of January 30, 2032 and bear interest at a rate of 3.5% per annum until January 30, 2027. From January 30, 2027, until the maturity date or the date of earlier redemption, the Notes will bear interest equal to the three-month term Secured Overnight Financing Rate ("SOFR") plus 215 basis points.

At December 31, 2024 and 2023, the Company had outstanding $65 million of Senior Notes which have a face amount of $65 million, have a maturity date of June 1, 2026 and bear interest at a rate of 6.50% per annum.

The Company issued trust preferred securities ("TRUPS") during the period from 2005 through 2007, resulting in a debt balance of $62 million outstanding at December 31, 2024 and 2023. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust, Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

The TRUPS outstanding as of December 31, 2024 and 2023 are as follows:

HomeStreet Statutory Trust
(dollars in thousands)	I	II	III	IV

Date issued	June 2005	September 2005	February 2006	March 2007
Amount	$5,155	$20,619	$20,619	$15,464
Interest rate (1)	3 MO SOFR + 1.96%	3 MO SOFR + 1.76%	3 MO SOFR + 1.63%	3 MO SOFR + 1.94%
Maturity date	June 2035	December 2035	March 2036	June 2037
Call option (2)	Quarterly	Quarterly	Quarterly	Quarterly
(1) These rates reflect the floating rates as of December 31, 2024.
(2) Call options are exercisable at par and are callable, without penalty, on a quarterly basis.

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

	At December 31, 2024
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$87,912	$237	$(402)
Interest rate lock commitments	16,757	175	(49)
Interest rate swaps	222,917	10,250	(10,250)
Futures	5,200	1	—
Options	5,800	3	—
Total derivatives before netting	$338,586	10,666	(10,701)
Netting adjustment/Cash collateral (1)		(10,388)	219
Carrying value on consolidated balance sheet		$278	$(10,482)

	At December 31, 2023
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$87,509	$151	$(288)
Interest rate lock commitments	21,790	411	—
Interest rate swaps	235,521	10,489	(10,492)
Futures	12,200	—	(3)
Options	9,300	132	—
Total derivatives before netting	$366,320	11,183	(10,783)
Netting adjustment/Cash collateral (1)		(10,119)	195
Carrying value on consolidated balance sheet		$1,064	$(10,588)
(1)    Includes net cash collateral received of $10.2 million and $9.9 million at December 31, 2024 and 2023, respectively.

The Company nets derivative assets and liabilities when a legally enforceable master netting agreement exists between the Company and the derivative counterparty. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated balance sheets, with changes in fair value reflected in current period earnings.

The following tables present gross fair value and net carrying value information for derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/Cash collateral (1)	Carrying value

At December 31, 2024
Derivative assets	$10,666	$(10,388)	$278
Derivative liabilities	(10,701)	219	(10,482)
At December 31, 2023
Derivative assets	$11,183	$(10,119)	$1,064
Derivative liabilities	(10,783)	195	(10,588)
(1)    Includes net cash collateral received of $10.2 million and $9.9 million at December 31, 2024 and 2023, respectively.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in other assets. Payables related to cash collateral that has been received from counterparties are included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At December 31, 2024 and 2023, the Company had liabilities of $10.4 million and $10.1 million, respectively, in cash collateral received from counterparties and receivables of $195 thousand and $218 thousand, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Years Ended December 31,
(in thousands)	2024	2023

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$224	$804
Loan servicing income (loss) (2)	(1,230)	(1,255)
Other (3)	3	(3)
(1)Comprised of forward contracts used as an economic hedge of loans held for sale and interest rate lock commitments ("IRLCs") to customers.
(2)Comprised of futures, US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers and broker dealer counterparties.

The notional amount of open interest rate swap agreements executed with commercial banking customers and broker dealer counterparties at December 31, 2024 and 2023 were $223 million and $236 million, respectively.

NOTE 9–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

	At December 31,
(in thousands)	2024	2023

Single family	$20,312	$12,849
CRE, multifamily and SBA	—	6,788
Total	$20,312	$19,637
Loans sold consisted of the following for the periods indicated:

	Years Ended December 31,
(in thousands)	2024	2023

Single family	$404,952	$335,751
CRE, multifamily and SBA(1)	1,103,742	26,839
Total	$1,508,694	$362,590
(1) 2024 amounts include the sale of $990 million of multifamily loans in the fourth quarter.

Gain (loss) on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Years Ended December 31,
(in thousands)	2024	2023

Single family	$9,573	$8,500
CRE, multifamily and SBA(1)	(86,463)	846
Total	$(76,890)	$9,346
(1) 2024 amounts include loss of $88.8 million on the sale of $990 million of multifamily loans in the fourth quarter.

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

	At December 31,
(in thousands)	2024	2023

Single family	$5,179,373	$5,316,304
CRE, multifamily and SBA	1,918,172	1,900,039
Total	$7,097,545	$7,216,343

Under the terms of the sales agreements for single family loans sold to GSEs and other entities, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.2 billion and $5.3 billion as of December 31, 2024 and 2023, respectively. The following is a summary of changes in the Company's mortgage repurchase liability for single family loans sold on a servicing-retained basis included in accounts payable and other liabilities on the consolidated balance sheet for the periods indicated:

	Years Ended December 31,
(in thousands)	2024	2023

Balance, beginning of period	$1,481	$2,232
Additions, net of adjustments (1)	(284)	(330)
Realized losses (2)	(165)	(421)
Balance, end of period	$1,032	$1,481
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
Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $1.6 million and $2.9 million were recorded in other assets as of December 31, 2024 and 2023, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At December 31, 2024 and 2023, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $5.1 million and $5.6 million, respectively. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Years Ended December 31,
(in thousands)	2024	2023

Servicing income, net:
Servicing fees and other	$25,798	$26,134
Amortization of single family MSRs (1)	(6,500)	(6,378)
Amortization of multifamily and SBA MSRs	(5,612)	(5,778)
Total	13,686	13,978
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	1,743	414
Net gain (loss) from economic hedging (3)	(2,932)	(1,744)
Total	(1,189)	(1,330)
Loan servicing income	$12,497	$12,648
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily reflected by changes in mortgage interest rates.
(3)The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $1.2 million and $1.4 million in 2024 and 2023, respectively.

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

	Years Ended December 31,
(in thousands)	2024	2023

Beginning balance	$74,249	$76,617
Additions and amortization:
Originations	3,409	3,136
Purchases	—	460
Amortization (1)	(6,500)	(6,378)
Net additions and amortization	(3,091)	(2,782)
Changes in fair value assumptions (2)	1,743	414
Ending balance	$72,901	$74,249
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Years Ended December 31,
(rates per annum) (1)	2024	2023

Constant prepayment rate ("CPR") (2)	18.07%	14.89%
Discount rate	10.23%	11.99%
(1)Based on a weighted average.
(2)Represents the expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At December 31, 2024		At December 31, 2023

	Range of Inputs	Average (1)	Range of Inputs	Average (1)
CPRs	6.00% - 13.50%	6.60%	6.80%- 32.50%	7.00%
Discount Rates	10.00% - 17.00%	11.00%	10.00% -17.00%	10.00%
(1) Weighted averages of all the inputs within the range.

To compute hypothetical sensitivities of the value of our single MSRs to immediate adverse changes in key assumptions, we computed the impact of changes in CPRs and in discount rates as outlined below:

(dollars in thousands)	At December 31, 2024

Fair value of single family MSRs	$72,901
Expected weighted-average life (in years)	8.37
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(759)
Impact on fair value of 50 basis points adverse change in interest rates	$(1,594)
Discount rate
Impact on fair value of 100 basis points increase	$(2,133)
Impact on fair value of 200 basis points increase	$(4,669)

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

The changes in multifamily and SBA MSRs measured at LOCOM or fair value were as follows:

	Years Ended December 31,
(in thousands)	2024	2023

Beginning balance	$29,987	$35,256
Origination	2,190	509
Amortization	(5,612)	(5,778)
Ending balance	$26,565	$29,987

Key economic assumptions used in measuring the initial fair value of capitalized multifamily MSRs were as follows:

	Years Ended December 31,
(rates per annum) (1)	2024	2023

Discount rate	13.10%	13.00%
(1)Based on a weighted average.

For multifamily MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At December 31, 2024		At December 31, 2023

	Range of Inputs	Average (1)	Range of Inputs	Average (1)
Discount Rates	13.00% - 15.00%	13.10%	13.00% - 15.00%	13.00%
(1) Weighted averages of all the inputs within the range.

At December 31, 2024, the expected weighted-average life of the Company's multifamily and SBA MSRs was 11.41 years. Projected amortization expense for the gross carrying value of multifamily and SBA MSRs is estimated as follows:

(in thousands)	At December 31, 2024

2025	$5,278
2026	4,807
2027	4,101
2028	3,645
2029	3,286
2030 and thereafter	5,448
Carrying value of multifamily and SBA MSRs	$26,565

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

These commitments include the following:

	At December 31,
(in thousands)	2024	2023

Unused consumer portfolio lines	$609,930	$586,904
Commercial portfolio lines (1)	523,415	648,609
Commitments to fund loans	56,417	38,426
Total	$1,189,762	$1,273,939
(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments of $306 million and $403 million at December 31, 2024 and 2023, respectively.

The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon. The Company has recorded an ACL on unfunded loan commitments, included in accounts payable and other liabilities on the consolidated balance sheets of $1.1 million and $1.8 million at December 31, 2024 and 2023, respectively.

The Company has entered into certain agreements to invest in qualifying small businesses and small enterprises and a tax exempt bond partnership that have not been recognized in the Company's financial statements. At December 31, 2024 and 2023 we had $9.9 million and $10.7 million, respectively, of future commitments to invest in these enterprises.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of the principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of December 31, 2024 and 2023, the total unpaid principal balance of loans sold under this program was $1.8 billion. The Company's reserve liability related to this arrangement totaled $0.7 million and $0.5 million at December 31, 2024 and 2023, respectively. There were no actual losses incurred under this arrangement during 2024 and 2023.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. The Company did not have any material amounts reserved for legal claims as of December 31, 2024.

NOTE 11–INCOME TAXES:

Income tax (benefit) expense consisted of the following:

	Years Ended December 31,
(in thousands)	2024	2023

Current expense (benefit)
Federal	$6,731	$2,900
State and local	(841)	980
Deferred expense (benefit)
Federal	(30,836)	(7,407)
State and local	(4,532)	(1,722)
Total	(29,478)	(5,249)
Deferred tax assets valuation allowance	53,310	—
Income tax expense (benefit)	$23,832	$(5,249)

Income tax expense (benefit) differed from amounts computed at the federal income tax statutory rate as follows:

	Years Ended December 31,
	2024		2023
(in thousands, except rate)	Rate	Amount	Rate	Amount

Income (loss) before income taxes		$(120,512)		$(32,757)

Federal tax statutory rate	21.00%	(25,308)	21.00%	(6,879)
State tax - net of federal tax benefit	3.63%	(4,380)	4.12%	(1,351)
Tax-exempt investments	0.65%	(788)	3.86%	(1,266)
Low income housing tax benefits	0.91%	(1,093)	3.20%	(1,047)
Stock-based compensation expense	(0.55)%	672	(1.28)%	421
Goodwill	—%	—	(14.13)%	4,627
Other	(1.18)%	1,419	(0.75)%	246
Total	24.46%	(29,478)	16.02%	(5,249)
Change in valuation allowance		53,310		—
Total		$23,832		$(5,249)

The following is a summary of the Company's deferred tax assets and liabilities:

	At December 31,
(in thousands)	2024	2023

Deferred tax assets
Provision for credit losses	$10,220	$10,977
Unrealized loss on investments AFS	28,343	28,571
LIHTC tax credits carryforwards	5,667	—
Net operating loss carryforwards	26,736	370
Accrued liabilities	2,241	1,917
Other investments	786	463
Lease liabilities	8,071	9,019
Nonaccrual interest	1,695	1,112
Intangibles	4,796	4,725
Stock based compensation	849	782
Loan valuation	240	274
Premises and equipment	681	—
Other	457	401
Total	90,782	58,611

Deferred tax liabilities
Mortgage servicing rights	(22,805)	(24,204)
Deferred loan fees and costs	(8,465)	(8,967)
Lease right-of-use assets	(6,202)	(6,906)
Premises and equipment	—	(364)
Total	(37,472)	(40,441)
Net deferred tax asset (liability)	53,310	18,170
Valuation allowance	(53,310)	—
Total	$—	$18,170

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to fully utilize the existing deferred tax assets. As of December 31, 2024, management determined that sufficient evidence did not exist to support the future utilization of all of the Company's deferred tax assets. As a result the Company recorded a $53.3 million deferred tax assets valuation allowance.

During 2024, the Company created federal and state net operating loss carryforwards of $111.9 million and $111.0 million, respectively. The federal net operating loss carryforwards do not expire while the state net operating loss carryforwards generally expire in 2044. The Company’s LIHTC tax credits carryforwards expire in 2043 $0.4 million and 2044 $5.3 million.

The Company has state net operating loss carryforwards related to acquisitions in prior years of $4.3 million and $4.4 million as of December 31, 2024 and 2023, respectively, that will expire at various dates from 2025 to 2036. Utilization of net operating loss carryforwards is subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended.

Retained earnings at December 31, 2024 and 2023 include approximately $12.7 million in tax basis bad debt reserves for which no income tax liability has been recorded. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture (i.e., included in taxable income) if certain events occur, such as in the event HomeStreet Bank ceases to be a bank. In the event of recapture, the Company will incur both federal and state tax liabilities on this pre-1988 bad debt reserve balance at the then prevailing corporate tax rates.

The Company had no recorded unrecognized tax position as of December 31, 2024 or 2023.

We are currently under examination, or subject to examination, by various U.S. federal and state taxing authorities. The Company is no longer subject to federal income tax examinations for tax years prior to 2021 or state income tax examination for tax years prior to 2020, generally.

NOTE 12–RETIREMENT BENEFIT PLAN:

The Company maintains a 401(k) Savings Plan for the benefit of its employees. Substantially all of the Company's employees are eligible to participate in the HomeStreet, Inc. 401(k) Savings Plan (the "Plan"). The Plan provides for payment of retirement benefits to employees pursuant to the provisions of the Plan and in conformity with Section 401(k) of the Internal Revenue Code. Employees may elect to have a portion of their salary contributed to the Plan. Participants receive a vested employer matching contribution equal to 100% of the first 3.0% and 50% of the next 2.0% of eligible compensation deferred by the participant. Employer contributions of $3.2 million and $3.4 million were incurred in 2024 and 2023, respectively.

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$34,746	$34,746	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	167,462	—	165,764	1,698
Commercial	47,642	—	47,642	—
Collateralized mortgage obligations:
Residential	317,444	—	317,444	—
Commercial	54,945	—	54,945	—
Municipal bonds	378,259	—	378,259	—
Corporate debt securities	24,944	—	24,944	—
U.S. Treasury securities	19,987	—	19,987	—
Agency debentures	9,276	—	9,276	—
Single family LHFS	20,312	—	20,312	—
Single family LHFI	1,287	—	—	1,287
Single family mortgage servicing rights	72,901	—	—	72,901
Derivatives
Futures	1	1	—	—
Forward sale commitments	237	—	237	—
Options	3	3	—
Interest rate lock commitments	175	—	—	175
Interest rate swaps	10,250	—	10,250	—
Total assets	$1,159,871	$34,750	$1,049,060	$76,061
Liabilities:
Derivatives
Forward sale commitments	$402	$—	$402	$—
Interest rate lock commitments	49	—	—	49
Interest rate swaps	10,250	—	10,250	—
Total liabilities	$10,701	$—	$10,652	$49

	At December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$24,698	$24,698	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	183,798	—	181,938	1,860
Commercial	47,756	—	47,756	—
Collateralized mortgage obligations:
Residential	439,738	—	439,738	—
Commercial	57,397	—	57,397	—
Municipal bonds	404,874	—	404,874	—
Corporate debt securities	38,547	—	38,547	—
U.S. Treasury securities	20,184	—	20,184	—
Agency debentures	58,905	—	58,905	—
Single family LHFS	12,849	—	12,849	—
Single family LHFI	1,280	—	—	1,280
Single family mortgage servicing rights	74,249	—	—	74,249
Derivatives
Forward sale commitments	151	—	151	—
Options	132	132	—	—
Interest rate lock commitments	411	—	—	411
Interest rate swaps	10,489	—	10,489	—
Total assets	$1,375,458	$24,830	$1,272,828	$77,800
Liabilities:
Derivative
Futures	$3	$3	$—	$—
Forward sale commitments	288	—	288	—
Interest rate swaps	10,492	—	10,492	—
Total liabilities	$10,783	$3	$10,780	$—

There were no transfers between levels of the fair value hierarchy during 2024 and 2023.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and IRCLs, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during 2024 and 2023, see Note 9, Mortgage Banking Operations.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected the fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $1.3 million at December 31, 2024 and 2023.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

December 31, 2024
Investment securities AFS	$1,698	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Single family LHFI	1,287	Income approach	Implied spread to benchmark interest rate curve	2.94%	5.56%	3.69%
Interest rate lock commitments, net	126	Income approach	Fall-out factor	0.83%	29.13%	9.28%
			Value of servicing	0.78%	2.15%	1.37%
December 31, 2023
Investment securities AFS	$1,860	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Single family LHFI	1,280	Income approach	Implied spread to benchmark interest rate curve	3.30%	5.04%	3.94%
Interest rate lock commitments, net	411	Income approach	Fall-out factor	0.81%	41.64%	10.54%
			Value of servicing	0.32%	0.80%	0.57%

We had no LHFS where the fair value was not derived with significant observable inputs at December 31, 2024 or 2023.

The following table presents fair value changes and activity for certain Level 3 assets:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Year Ended December 31, 2024
Investment securities AFS	$1,860	$—	$—	$(200)	$38	$1,698
Single family LHFI	1,280	—	—	—	7	1,287
Year Ended December 31, 2023
Investment securities AFS	$2,009	$—	$—	$(192)	$43	$1,860
Single family LHFI	5,868	—	—	(4,607)	19	1,280
(1) Changes in fair value for singe family LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Years Ended December 31,
(in thousands)	2024	2023

Beginning balance, net	$411	$105
Total realized/unrealized gains	3,770	2,334
Settlements	(4,055)	(2,028)
Ending balance, net	$126	$411

Nonrecurring Fair Value Measurements

Certain assets held by the Company are not included in the tables above but are measured at fair value on a periodic basis. These assets include certain LHFI and OREO that are carried at the lower of cost or fair value of the underlying collateral, less the estimated cost to sell. The estimated fair values of real estate collateral are generally based on internal evaluations and appraisals of such collateral, which use the market approach and income approach methodologies. We have omitted disclosure related to quantitative inputs given the insignificance of assets measured on a nonrecurring basis.

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

The following tables presents assets classified as Level 3 assets that had changes in their recorded fair value during 2024 and 2023 and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value	Total Gains (Losses)

As of or for the year ended December 31, 2024
LHFI (1)	$3,269	$(3,114)
As of or for the year ended December 31, 2023
LHFI (1)	$4,349	$(1,410)
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At December 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$406,600	$406,600	$406,600	$—	$—
Investment securities HTM	2,301	2,273	—	2,273	—
LHFI	6,191,766	5,864,426	—	—	5,864,426
Mortgage servicing rights – multifamily and SBA	26,565	32,361	—	—	32,361
Federal Home Loan Bank stock	50,676	50,676	—	50,676	—
Other assets - GNMA EBO loans	5,111	5,111	—	—	5,111
Liabilities:
Certificates of deposit	$3,267,772	$3,262,350	$—	$3,262,350	$—
Borrowings	1,000,000	1,001,873	—	1,001,873	—
Long-term debt	225,131	184,124	—	184,124	—

	At December 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$215,664	$215,664	$215,664	$—	$—
Investment securities HTM	2,371	2,331	—	2,331	—
LHFI	7,381,124	7,002,028	—	—	7,002,028
LHFS multifamily and other	6,788	6,871	—	6,871	—
Mortgage servicing rights – multifamily and SBA	29,987	35,292	—	—	35,292
Federal Home Loan Bank stock	55,293	55,293	—	55,293	—
Other assets - GNMA EBO loans	5,617	5,617	—	—	5,617
Liabilities:
Certificates of deposit	$3,227,954	$3,216,665	$—	$3,216,665	$—
Borrowings	1,745,000	1,750,023	—	1,750,023	—
Long-term debt	224,766	132,996	—	132,996	—

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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At December 31, 2024			At December 31, 2023
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance

Single family LHFS	$20,312	$20,137	$175	$12,849	$12,583	$266

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2024 that the Company and the Bank met all capital adequacy requirements. The following table presents the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

	At December 31, 2024
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets) (1)	$537,057	5.77%	$372,319	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	477,057	8.62%	249,109	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	537,057	9.70%	332,145	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	677,225	12.23%	442,860	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$678,869	7.30%	$372,132	4.0%	$465,165	5.0%
Common equity tier 1 capital (to risk-weighted assets)	678,869	12.27%	249,000	4.5%	359,667	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	678,869	12.27%	332,001	6.0%	442,667	8.0%
Total risk-based capital (to risk-weighted assets)	720,498	13.02%	442,667	8.0%	553,334	10.0%

	At December 31, 2023
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$675,440	7.04%	$383,696	4.0%	NA	NA
Common equity tier 1 capital (to risk-weighted assets)	615,440	9.66%	286,709	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	675,440	10.60%	382,279	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	818,075	12.84%	509,705	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$814,719	8.50%	$383,482	4.0%	$479,352	5.0%
Common equity tier 1 capital (to risk-weighted assets)	814,719	12.79%	286,569	4.5%	413,933	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	814,719	12.79%	382,092	6.0%	509,456	8.0%
Total risk-based capital (to risk-weighted assets)	858,992	13.49%	509,456	8.0%	636,820	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. No conditions or events have occurred since December 31, 2024 that we believe have changed the Company’s or the Bank’s capital adequacy classifications from those set forth in the above table.

In addition to the minimum capital ratios, both the Company and the Bank are required to maintain a “conservation buffer" consisting of additional Common Equity Tier 1 Capital which is at least 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At December 31, 2024, capital conservation buffers for the Company and the Bank were 3.70% and 5.02%, respectively. The following table sets forth the minimum capital ratios plus the applicable increment of the capital conservation buffer:

Common equity to Tier-1 to risk-weighted assets	7.00%
Tier 1 capital to risk-weighted assets	8.50%
Total capital to risk-weighted assets	10.50%

NOTE 15–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share:

	Years Ended December 31,
(in thousands, except share and per share data)	2024	2023

Net income (loss)	$(144,344)	$(27,508)

Weighted average shares:
Basic weighted-average number of common shares outstanding	18,857,392	18,783,005
Dilutive effect of outstanding common stock equivalents (1)	—	—
Diluted weighted-average number of common shares outstanding	18,857,392	18,783,005
Net income (loss) per share
Basic earnings per share	$(7.65)	$(1.46)
Diluted earnings per share	$(7.65)	$(1.46)
(1) Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the years ended December 31, 2024 and 2023 were certain unvested RSUs and PSUs. The aggregate number of common stock unvested restricted shares, which could potentially be dilutive in future periods, was 540,354 and 217,153 at December 31, 2024 and 2023, respectively.

NOTE 16–LEASES:

We have operating and finance leases for certain office space and finance leases for certain equipment. These leases have remaining lease terms of up to 11 years.

The Company, as sublessor, subleases certain office and retail space in which the terms of any significant subleases end by 2027. Under all of our executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $2.8 million in 2025, $2.9 million in 2026, $2.7 million in 2027, $69 thousand in 2028 and $29 thousand in 2029.

In 2024 we incurred $2.0 million in impairment charges due primarily to an updated estimate of the cost impact of a leased space for which the sublease was not extended and expired in 2024.

The components of lease expense were as follows:

	Years Ended December 31,
(in thousands)	2024	2023

Operating lease cost	$7,321	$8,103
Finance lease cost:
Amortization of right-of-use assets	181	425
Interest on lease liabilities	6	8
Variable lease costs and nonlease components	1,633	1,470
Sublease income	(649)	(1,376)
Total	$8,492	$8,630

Supplemental cash flow information related to leases were as follows:

	Years Ended December 31,
(in thousands)	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,421	$11,248
Operating cash flows from finance leases	6	8
Financing cash flows from finance leases	168	456
Right-of-use assets obtained
Operating leases	$5,622	$2,690
Finance leases	—	385

Supplemental information related to leases was as follows:

	At December 31,
(in thousands, except lease term and discount rate)	2024	2023

Operating lease right-of-use assets, included in other assets	$25,235	$27,594
Operating lease liabilities, included in accounts payable and other liabilities	30,993	35,043

Finance lease right-of-use assets, included in other assets	$48	$318
Finance lease liabilities, included in accounts payable and other liabilities	37	288

Weighted Average Remaining lease term in years
Operating leases	4.31	4.49
Finance leases	0.58	1.58
Weighted Average Discount Rate
Operating leases	1.82%	1.88%
Finance leases	3.50%	3.50%
Maturities of lease liabilities and obligations under leases classified as nonlease components were as follows:

	Lease Liabilities
(in thousands)	Operating Leases	Finance Leases	Nonlease Components

Year ended December 31,
2025	$10,079	$37	$3,723
2026	8,721	—	3,785
2027	7,683	—	3,841
2028	2,750	—	125
2029	1,678	—	—
2030 and thereafter	2,874	—	—
Total lease payments	33,785	37	$11,474
Less imputed interest	2,792	—
Total	$30,993	$37

NOTE 17–SHARE-BASED COMPENSATION PLANS:

In May 2014, the shareholders approved the Company's 2014 Equity Incentive Plan (the "2014 EIP Plan") that provided for the grant of stock options, shares of restricted stock, RSUs, PSUs, stock bonus awards, stock appreciation rights, performance share awards and performance compensation awards and unrestricted stock (collectively, "Equity Incentive Awards") to the Company’s executive officers, other key employees and directors. This plan was amended in May 2017 and allowed the grant of up to 1,875,000 shares of the Company’s common stock. For 2024 and 2023, the Company recognized stock-based compensation cost of $3.3 million and $3.1 million, respectively. In March 2024, this plan expired, therefore we are no longer granting shares from this plan, or any other plan.

RSUs generally vest over a three year period with the fair market value of the awards determined at the grant date based on the Company's stock price. PSUs vest at the end of a three year period with the fair market value of the awards determined using a Monte Carlo simulation technique. A summary of the status of the combined RSUs and PSUs is as follows:

	Number	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2023	230,986	$34.08
Granted	417,659	10.79
Cancelled or forfeited	(86,505)	24.37
Vested	(44,651)	34.93
Outstanding at December 31, 2024	517,489	$16.83

The assumptions used in the Monte Carlo simulations used to determine fair market value of the PSUs granted in 2024 and 2023 are set forth in the table below:

	2024	2023

Volatility of common stock	58.1%	42.7%
Average volatility of peer companies	33.6%	45.0%
Average correlation coefficient of peer companies	0.7527%	0.8029%
Risk-free interest rate	4.0%	4.2%
Expected term in years	3 years	3 years

NOTE 18–PARENT COMPANY FINANCIAL STATEMENTS (UNAUDITED):

Condensed financial information for HomeStreet, Inc. is as follows:

Condensed Balance Sheets	At December 31,
(in thousands)	2024	2023

Assets:
Cash and cash equivalents	$22,855	$21,541
Other assets	5,433	4,515
Investment in stock of HomeStreet Bank	598,875	737,748
Investment in stock of other subsidiaries	1,857	1,857
Total assets	$629,020	$765,661
Liabilities:
Other liabilities	$6,892	$2,508
Long-term debt	225,131	224,766
Total liabilities	232,023	227,274
Shareholders' Equity:
Common stock, no par value	233,185	229,889
Retained earnings	251,013	395,357
Accumulated other comprehensive income (loss)	(87,201)	(86,859)
Total shareholder's equity	396,997	538,387
Total liabilities and shareholders' equity	$629,020	$765,661

Condensed Income Statements	Years Ended December 31,
(in thousands)	2024	2023

Noninterest income
Dividend income	$10,400	$39,000
Equity in undistributed income from subsidiaries	(141,939)	(55,832)
Other noninterest income	2,470	2,085
Total revenues	(129,069)	(14,747)
Expenses
Interest expense-net	8,097	8,094
Noninterest expense	11,268	8,176
Total expenses	19,365	16,270
Income (loss) before income taxes (benefit)	(148,434)	(31,017)
Income taxes (benefit)	(4,090)	(3,509)
Net income (loss)	$(144,344)	$(27,508)

Condensed Statements of Cash Flows	Years Ended December 31,
(in thousands)	2024	2023

Cash flows from operating activities
Net income (loss)	$(144,344)	$(27,508)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Undistributed earnings from investment in subsidiaries	141,939	55,832
Other	3,513	(480)
Net cash provided by operating activities	1,108	27,844

Cash flows from investing activities:
AFS securities: Principal collections net of purchases	203	210
Investments in subsidiaries	3	—
Net cash provided by investing activities	206	210

Cash flows from financing activities:
Repurchases of common stock	—	—
Proceeds from issuance of long-term debt	—	—
Dividends paid on common stock	—	(12,317)
Net cash used in financing activities	—	(12,317)
Net increase in cash and cash equivalents	1,314	15,737
Cash and cash equivalents, beginning of year	21,541	5,804
Cash and cash equivalents, end of year	$22,855	$21,541

ITEM 9CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9ACONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2024. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective at December 31, 2024.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting at December 31, 2024. In making its assessment of internal control over financial reporting, management utilized the framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on that assessment, management concluded that, at December 31, 2024, the Company's internal control over financial reporting was effective.

Crowe LLP, the independent registered public accounting firm that audited our consolidated financial statements at, and for, the year ended December 31, 2024, has issued an audit report on the effectiveness of the Company's internal control over financial reporting at December 31, 2024, which report is included in Item 8.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

During the quarter ended December 31, 2024, none of our officers or directors adopted or terminated a Rule 10b5-1 arrangement or non-Rule 10b5-1 trading arrangement, as each is defined in Item 408(a) of Regulation S-K.

Deferred Compensation Agreements

In December 2024, the Company entered into deferred compensation agreements (the “Agreements”) with the executives named below in lieu of equity awards they would have been granted under the Company’s Amended and Restated 2014 Executive Incentive Plan (the “Plan”) which expired in March 2024.

The Company entered into deferred compensation agreements, effective as of January 1, 2025, with Mark Mason, Chief Executive Officer of the Company, John Michel, Chief Financial Officer of the Company, and William Endresen, Executive Vice President, Commercial Real Estate and Commercial Capital President of HomeStreet Bank. Under their respective agreements, Mr. Mason, Mr. Michel and Mr. Endresen will be entitled to receive $855,088, $293,638, and $215,150, respectively, with 50% of the amount, for each executive, vesting in equal installments on each of the next three anniversaries of the effective date his agreement (the “Annual Vesting Amount”) and the remaining 50% vesting in full on the third anniversary of the effective date of his agreement (the “Cliff Vesting Amount”), subject, in each case, to the executive’s continuous service through the applicable vesting date.

If the executive’s service terminates due to death or disability, the executive will be deemed to have vested in a pro rata portion of the Annual Vesting Amount and the Cliff Vesting Amount as of the date of such termination. If the executive’s service terminates on or prior to January 1, 2028 as a result of the executive’s retirement on or after age 65, the executive will vest in a pro rata portion of the deferred compensation amount.

If a “Change in Control” (as defined in the Agreements) occurs prior to January 1, 2028, and the executive’s service is terminated without “cause” (as defined in the Agreements), in connection with the Change in Control within 12 months following such Change of Control, then the deferred compensation amount will be deemed to have vested in full on the effective date of the termination of the executive’s service. If the executive’s service terminates at the initiation of the executive for “Good Reason” (as defined in the Agreements), the deferred compensation amount for that executive will be deemed to have vested in full on the effective date of the termination of the executive’s service.

The immediately preceding three paragraphs are a summary of the material terms of the deferred compensation agreements and the summary does not purport to be complete. A copy of the form of the deferred compensation agreements is filed with this Form 10-K as Exhibit 10.31 and is incorporated herein by reference.

Employment Agreement Extensions

The information below is reported in lieu of information that would be reported under Item 5.02 of Form 8-K.

On March 5, 2025, the Board of Directors of the Company approved an extension of the term of the existing employment agreements with Mr. Mason, Mr. Michel and Mr. Endresen to December 31, 2027 with one-year automatic extensions unless the Company or the executive officer provides written notice of its intent not to renew the employment agreement at least 180 days prior to the end of its term. The existing employment agreements with Mr. Mason and Mr. Endresen expire on December 31, 2025, and the existing employment agreement with Mr. Michel expires on August 3, 2025. The other terms and conditions of each employment agreement remain unchanged.

The amendments to the above employment agreements are filed as Exhibits 10.27, 10.28 and 10.29 to this Form 10-K.

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

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Except as disclosed above, the information required by this item will be set forth in our definitive proxy statement for the 2025 meeting of shareholders (the “2025 Proxy Statement”) under the captions “Election of Directors” and “HomeStreet Corporate Governance and Other Matters,” which information is incorporated herein by reference.

ITEM 11EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2025 Proxy Statement under the captions “Executive Compensation,” “2024 Executive Compensation Program,” “Other Practices, Policies and Guidelines,” “2024 Summary Compensation Table,” and “Potential Payments Upon Termination or Change in Control,” which information is incorporated herein by reference.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2024 under the HomeStreet, Inc. 2014 Equity Incentive Plan (the "2014 Plan").

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Plans approved by shareholders	652,927	(1)	$—	(2)	—	(3)
Plans not approved by shareholders	—		—		—
Total	652,927		$—		—

(1)Consists of 246,615 shares subject to Restricted Stock Units, awarded under the 2014 Plan and 406,312 shares issuable under Performance Share Units awarded under the 2014 Plan, assuming maximum performance goals are met under such awards, resulting in the issuance of the maximum number of shares allowed under those awards.
(2)Shares issued on vesting of Restricted Stock Units and Performance Share Units under the 2014 Plan are done without payment by the participant of any additional consideration and therefore have been excluded from this calculation.
(3)The plan has expired. As such there are no shares remaining available for issuance under the 2014 Plan.

Except as disclosed above, the information required by this item will be set forth in the 2025 Proxy Statement under the caption "Principal Shareholders of HomeStreet Inc." which information is incorporated herein by reference.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2025 Proxy Statement under the caption "HomeStreet Corporate Governance and Other Matters" which information is incorporated herein by reference.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2025 Proxy Statement under the caption "Advisory (Non-Binding) Vote on Ratification of Appointment of Independent Registered Public Accounting Firm," which information is incorporated herein by reference.

Information about aggregate fees billed to us by our principal accountant, Crowe (PCAOB ID No.173) will be presented under the caption “Audit Committee Matters — Principal Accounting Firm Fees” in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Financial Statement Schedules
(i)Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Income Statements for the two years ended December 31, 2024
Consolidated Statements of Comprehensive Income (Loss) for the two years ended December 31, 2024
Consolidated Statements of Shareholders’ Equity for the two years ended December 31, 2024
Consolidated Statements of Cash Flows for the two years ended December 31, 2024
Notes to Consolidated Financial Statements
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

10.10 (10)	Twenty-First Amendment to Office Lease dated December 24, 2014, between HomeStreet Bank and Union Square Limited Liability Company

10.11 (7)	Advances, Pledge and Security Agreement, dated as of June 1, 2015, between HomeStreet Bank and the Federal Home Loan Bank of Des Moines

10.12 (9)	Letter of Agreement, dated January 15, 2013, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.13 (5)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.14 (4) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.15 (5)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.16 (5)	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.17 (11)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011

10.18 (12) *	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and John M. Michel, effective May 11, 2020

10.19 (13) *	Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Mark K. Mason, dated July 29, 2020

10.20 (14) *	HomeStreet Bank Performance-Based Annual Incentive Plan, effective January 1, 2022

10.21 (15) *	Amended and Restated Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and John M. Michel, dated August 4, 2022

10.22 (17)*	Second Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Mark K. Mason, dated December 13, 2022

10.23 (17)*	First Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and William D. Endresen, dated February 28, 2023

10.24 (18)*	First Amendment to Executive Change in Control Agreement, between HomeStreet, Inc., HomeStreet Bank, and William D. Endresen, dated August 5, 2024

10.25 (18)*	First Amendment to Executive Change in Control Agreement between HomeStreet, Inc., HomeStreet Bank, and John M. Michel, dated August 5, 2024

10.26 (19)	Loan purchase and sale agreement dated December 26, 2024 between HomeStreet Bank and Bank of America, N.A.

10.27*	Third Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Mark K. Mason, dated March 5, 2025

10.28*	First Amendment to Amended and Restated Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and John M. Michel, dated March 5, 2025

10.29*	Second Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and William D. Endresen, dated March 5, 2025

10.30*	Mason Deferred Compensation Agreement

10.31*	Form of Deferred Compensation Agreement 2025

19	HomeStreet, Inc. Insider Trading Policy

21	Subsidiaries of HomeStreet, Inc.

23.1	Consent of Independent Registered Public Accounting Firm, Crowe LLP

24.1	Powers of Attorney, contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 (20)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

97.1 (21)	Executive Compensation Clawback Policy

101
The following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language) and contained in Exhibit 101: (i) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) the Consolidated Income Statements for the two years ended December 31, 2024, (iii) the Consolidated Statements of Comprehensive Income for the two years ended December 31, 2024; (iv) the Consolidated Statements of Shareholders’ Equity for the two years ended December 31, 2024, (v) the Consolidated Statements of Cash Flows for the two years ended December 31, 2024, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

(1)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 31, 2019, and incorporated herein by reference.
(2)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.
(3)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on May 20, 2016, and incorporated herein by reference.
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
(9)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 17, 2014, and incorporated herein by reference.
(10)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 25, 2015, and incorporated herein by reference.
(11)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on May 8, 2020, and incorporated herein by reference.
(13)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on November 6, 2020, and incorporated herein by reference.
(14)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on May 6, 2022, and incorporated herein by reference.
(15)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on August 5, 2022, and incorporated herein by reference.
(16)	Filed as an exhibit to HomeStreet’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 12, 2021, and incorporated herein by reference.
(17)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2023, and incorporated herein by reference.
(18)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 10-Q (SEC File No. 001-35424) filed on August 6, 2024, and incorporated herein by reference.
(19)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on December 27, 2024, and incorporated herein by reference.
(20)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(21)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2024, and incorporated herein by reference.
†	Certain portions of this exhibit constitute confidential information and have been redacted in accordance with Regulation S-K, Item 601(b)(10).
††	Instruments with respect to any other long-term debt of HomeStreet, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of HomeStreet, Inc. and its subsidiaries on a consolidated basis. HomeStreet, Inc. hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
*	Management contract or compensation plan or arrangement.

Item 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 7, 2025.

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

Signature	Title	Date

/s/ Mark K. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2025
Mark K. Mason, Chairman

/s/John M. Michel	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 7, 2025
John M. Michel

/s/ James R. Mitchell Jr.	Lead Independent Director	March 7, 2025
James R. Mitchell Jr.

/s/ Scott M. Boggs	Director	March 7, 2025
Scott M. Boggs

/s/ Sandra A. Cavanaugh	Director	March 7, 2025
Sandra A. Cavanaugh

/s/ Jeffrey D. Green	Director	March 7, 2025
Jeffrey D. Green

/s/ Joanne Harrell	Director	March 7, 2025
Joanne Harrell

/s/ Nancy D. Pellegrino	Director	March 7, 2025
Nancy D. Pellegrino

/s/ S. Craig Tompkins	Director	March 7, 2025
S. Craig Tompkins