Form 10-Q
period 2025-03-31
HomeStreet, Inc.
filed 2025-05-08
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
OR
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
Yes ☐  No ☒
The number of outstanding shares of the registrant's common stock as of May 5, 2025 was 18,920,808.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$252,162	$406,600
Investment securities	1,055,318	1,057,006
Loans held for sale ("LHFS")	34,734	20,312
Loans held for investment ("LHFI") (net of allowance for credit losses of $39,634 and $38,743)	6,023,582	6,193,053
Mortgage servicing rights ("MSRs")	97,959	99,466
Premises and equipment, net	45,750	47,201
Other real estate owned ("OREO")	2,820	2,820
Intangible assets	6,662	7,141
Other assets	284,644	290,099
Total assets	$7,803,631	$8,123,698
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$6,090,495	$6,413,021
Borrowings	1,000,000	1,000,000
Long-term debt	225,223	225,131
Accounts payable and other liabilities	87,162	88,549
Total liabilities	7,402,880	7,726,701
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares; issued and outstanding, 18,920,808 shares and 18,857,565 shares	233,418	233,185
Retained earnings	246,548	251,013
Accumulated other comprehensive income (loss)	(79,215)	(87,201)
Total shareholders' equity	400,751	396,997
Total liabilities and shareholders' equity	$7,803,631	$8,123,698
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended March 31,
(in thousands, except share and per share data)	2025	2024

Interest income:
Loans	$73,424	$86,256
Investment securities	8,650	10,714
Cash, Fed Funds and other	3,691	5,571
Total interest income	85,765	102,541
Interest expense:
Deposits	38,237	42,607
Borrowings	14,307	27,783
Total interest expense	52,544	70,390
Net interest income	33,221	32,151
Provision for credit losses	1,000	—
Net interest income after provision for credit losses	32,221	32,151
Noninterest income:
Net gain on loan origination and sale activities	3,216	2,306
Loan servicing income	4,858	3,032
Deposit fees	2,071	2,241
Other	1,991	1,875
Total noninterest income	12,136	9,454
Noninterest expense:
Compensation and benefits	26,309	28,011
Information services	7,585	7,342
Occupancy	4,871	5,434
General, administrative and other	10,343	11,377
Total noninterest expense	49,108	52,164
Income (loss) before income taxes	(4,751)	(10,559)
Income tax (benefit) expense	(286)	(3,062)
Net income (loss)	$(4,465)	$(7,497)

Net income (loss) per share:
Basic	$(0.24)	$(0.40)
Diluted	(0.24)	(0.40)
Weighted average shares outstanding:
Basic	18,920,808	18,856,870
Diluted	18,920,808	18,856,870

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2025	2024

Net income (loss)	$(4,465)	$(7,497)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	8,293	(5,759)
Other comprehensive income (loss) before tax	8,293	(5,759)
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	2,034	(1,277)
Total	2,034	(1,277)
Unrealized disparate impact of deferred tax assets valuation allowance - AOCI	1,727	—
Other comprehensive income (loss)	7,986	(4,482)
Total comprehensive income (loss)	$3,521	$(11,979)
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended March 31, 2024
Balance, December 31, 2023	18,810,055	$229,889	$395,357	$(86,859)	$538,387
Net income (loss)	—	—	(7,497)	—	(7,497)
Share-based compensation expense	—	1,059	—	—	1,059
Common stock issued - Stock grants	60,483	—	—	—	—
Other comprehensive income (loss)	—	—	—	(4,482)	(4,482)
Common stock repurchased	(12,972)	(134)	—	—	(134)
Balance, March 31, 2024	18,857,566	$230,814	$387,860	$(91,341)	$527,333

For the quarter ended March 31, 2025
Balance, December 31, 2024	18,857,565	$233,185	$251,013	$(87,201)	$396,997
Net income (loss)	—	—	(4,465)	—	(4,465)
Share-based compensation expense	—	592	—	—	592
Common stock issued - Stock grants	94,688	—	—	—	—
Other comprehensive income	—	—	—	7,986	7,986
Common stock repurchased	(31,445)	(359)	—	—	(359)
Balance, March 31, 2025	18,920,808	$233,418	$246,548	$(79,215)	$400,751

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,465)	$(7,497)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for credit losses	1,000	—
Depreciation and amortization, premises and equipment	1,507	1,661
Amortization of premiums and discounts: investment securities, deposits, debt	581	499
Operating leases: excess of payments over amortization	(720)	(772)
Amortization of finance leases	24	50
Amortization of core deposit intangibles	479	625
Amortization of deferred loan fees and costs	(731)	(29)
Share-based compensation expense	592	1,059
Deferred income tax (benefit) expense	(307)	(1,189)
Origination of LHFS	(150,046)	(79,806)
Proceeds from sale of LHFS	137,125	79,033
Net fair value adjustment and gain on sale of LHFS	(1,022)	(419)
Origination of MSRs	(1,158)	(895)
Change in fair value of MSRs	1,311	810
Amortization of servicing rights	1,354	1,402
Net decrease (increase) in trading securities	(11,562)	(3,048)
Decrease (increase) in other assets	7,161	(8,813)
Increase (decrease) in accounts payable and other liabilities	(3,625)	9,484
Net cash used in operating activities	(22,502)	(7,845)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on investment securities	21,138	83,153
Net (increase) decrease in LHFI	168,855	(22,624)
Purchases of premises and equipment	(53)	(6,058)
Proceeds from sale of Federal Home Loan Bank stock	12,906	30,287
Purchases of Federal Home Loan Bank stock	(12,150)	(48,716)
Net cash provided by investing activities	190,696	36,042

	Quarter Ended March 31,
(in thousands)	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	(322,610)	(272,487)
Changes in short-term borrowings, net	—	184,000
Proceeds from other long-term borrowings	—	585,000
Repayment of other long-term borrowings	—	(420,000)
Repayment of finance lease principal	(22)	(47)
Net cash provided by (used in) financing activities	(322,632)	76,466
Net increase (decrease) in cash and cash equivalents	(154,438)	104,663
Cash and cash equivalents, beginning of year	406,600	215,664
Cash and cash equivalents, end of period	$252,162	$320,327
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunds received) during the period for:
Interest	$54,041	$70,701
Federal and state income taxes	(4,556)	(414)
Non-cash activities:
Increase in lease assets and lease liabilities	2,305	959
Loans transferred from LHFI to LHFS, net	479	273
Ginnie Mae loans recognized with the right to repurchase, net	1,675	323
Repurchase of common stock-award shares	359	134
See accompanying notes to consolidated financial statements

HomeStreet, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc., a State of Washington corporation organized in 1921 (the "Corporation"), is a Washington-based diversified financial services holding company whose operations are primarily conducted through its wholly owned subsidiaries (collectively the "Company") HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank"), and the Bank's subsidiaries, Continental Escrow Company, HS Properties, Inc., HS Evergreen Corporate Center LLC, and Union Street Holdings LLC. The Company is principally engaged in commercial banking, mortgage banking and consumer/retail banking activities serving customers in the Western United States.

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

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report on Form 10-K"), filed with the U.S. Securities and Exchange Commission ("SEC").

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

Recent Developments

On March 28, 2025, the Company entered into a definitive merger agreement with Mechanics Bank, whereby the Company and the Bank will merge with and into Mechanics Bank. This merger is expected to close in the third quarter of 2025.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 will not have an impact on the Company's financial position or results of operation as it impacts disclosures only. We are assessing the impact on our disclosures.

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

NOTE 2–INVESTMENT SECURITIES:
The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At March 31, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$169,540	$199	$(5,487)	$164,252
Commercial	54,431	—	(5,969)	48,462
Collateralized mortgage obligations ("CMOs"):
Residential	338,735	41	(26,944)	311,832
Commercial	57,206	—	(4,051)	53,155
Municipal bonds	430,754	99	(56,862)	373,991
Corporate debt securities	31,129	—	(5,539)	25,590
U.S. Treasury securities	22,218	—	(1,901)	20,317
Agency debentures	9,966	—	(838)	9,128
Total	$1,113,979	$339	$(107,591)	$1,006,727
HTM
Municipal bonds	$2,283	$—	$(17)	$2,266

	At December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$174,887	$229	$(7,654)	$167,462
Commercial	54,620	—	(6,978)	47,642
CMOs:
Residential	349,348	36	(31,940)	317,444
Commercial	59,725	14	(4,794)	54,945
Municipal bonds	433,162	95	(54,998)	378,259
Corporate debt securities	31,136	—	(6,192)	24,944
U.S. Treasury securities	22,306	—	(2,319)	19,987
Agency debentures	10,320	—	(1,044)	9,276
Total	$1,135,504	$374	$(115,919)	$1,019,959
HTM
Municipal bonds	$2,301	$—	$(28)	$2,273

At March 31, 2025, and December 31, 2024, the Company held $46 million and $35 million, respectively, of trading securities, consisting of US Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and included within investment securities on the balance sheet. For the quarters ended March 31, 2025 and 2024, net gains of $0.8 million and net losses of $0.6 million on trading securities, respectively, were recorded in servicing income.

MBS and CMOs represent securities issued or guaranteed by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2025 and December 31, 2024, substantially all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon nationally recognized statistical rating organizations where available and, where not available, based upon internal ratings.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At March 31, 2025
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(1)	$530	$(5,486)	$155,525	$(5,487)	$156,055
Commercial	—	—	(5,969)	48,462	(5,969)	48,462
CMOs:
Residential	(9)	5,394	(26,935)	278,518	(26,944)	283,912
Commercial	(2)	3,081	(4,049)	50,074	(4,051)	53,155
Municipal bonds	(530)	21,838	(56,332)	347,214	(56,862)	369,052
Corporate debt securities	—	—	(5,539)	25,590	(5,539)	25,590
U.S. Treasury securities	—	—	(1,901)	20,317	(1,901)	20,317
Agency debentures	—	—	(838)	9,128	(838)	9,128
Total	$(542)	$30,843	$(107,049)	$934,828	$(107,591)	$965,671
HTM
Municipal bonds	$—	$—	$(17)	$2,266	$(17)	$2,266

	At December 31, 2024
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(2)	$532	$(7,652)	$158,044	$(7,654)	$158,576
Commercial	—	—	(6,978)	47,642	(6,978)	47,642
CMOs:
Residential	(78)	7,481	(31,862)	293,297	(31,940)	300,778
Commercial	—	—	(4,794)	51,834	(4,794)	51,834
Municipal bonds	(810)	28,361	(54,188)	340,571	(54,998)	368,932
Corporate debt securities	—	—	(6,192)	24,944	(6,192)	24,944
U.S. Treasury securities	—	—	(2,319)	19,987	(2,319)	19,987
Agency debentures	—	—	(1,044)	9,276	(1,044)	9,276
Total	$(890)	$36,374	$(115,029)	$945,595	$(115,919)	$981,969
HTM
Municipal bonds	$—	$—	$(28)	$2,273	$(28)	$2,273

The Company has evaluated AFS securities in an unrealized loss position and has determined the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of March 31, 2025 or December 31, 2024. The Company bases this conclusion in part on its periodic review of the credit ratings of the AFS securities or reviews of the financial condition of the issuers. In addition, as of March 31, 2025 and December 31, 2024, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield:

	At March 31, 2025
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$32,980	3.70%	$59,895	2.89%	$281,116	2.89%	$373,991	2.96%
Corporate debt securities	—	—%	2,818	2.15%	22,772	4.37%	—	—%	25,590	4.12%
U.S. Treasury securities	—	—%	20,317	1.17%	—	—%	—	—%	20,317	1.17%
Agency debentures	—	—%	1,579	2.16%	4,458	2.21%	3,091	2.18%	9,128	2.19%
Total	$—	—%	$57,694	2.69%	$87,125	3.24%	$284,207	2.88%	$429,026	2.93%

HTM
Municipal bonds	2,266	2.30%	$—	—%	$—	—%	$—	—%	$2,266	2.30%

	At December 31, 2024
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$15,531	3.88%	$70,678	2.92%	$292,050	2.93%	$378,259	2.97%
Corporate debt securities	—	—%	2,735	2.08%	22,209	4.27%	—	—%	$24,944	4.03%
U.S. Treasury securities	—	—%	19,987	1.15%	—	—%	—	—%	$19,987	1.15%
Agency debentures	—	—%	1,770	2.13%	4,442	2.17%	3,064	2.14%	$9,276	2.15%
Total	$—	—%	$40,023	2.32%	$97,329	3.19%	$295,114	2.92%	$432,466	2.93%

HTM
Municipal bonds	$2,273	2.29%	$—	—%	$—	—%	$—	—%	$2,273	2.29%

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security. Taxable-equivalent amounts are used where applicable. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of March 31, 2025 and December 31, 2024 was 3.00% and 3.01%, respectively.

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At March 31, 2025	At December 31, 2024

Federal Reserve Bank to secure borrowings	$888,706	$906,475
Washington, Oregon and California to secure public deposits	191,850	195,212
Other securities pledged	1,304	1,334
Total securities pledged as collateral	$1,081,860	$1,103,021

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $2.7 million and $2.8 million for quarters ended March 31, 2025 and 2024, respectively.

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

(in thousands)	At March 31, 2025	At December 31, 2024

CRE
Non-owner occupied CRE	$545,313	$570,750
Multifamily	2,934,442	2,992,675
Construction/land development	436,610	472,740
Total	3,916,365	4,036,165
Commercial and industrial loans
Owner occupied CRE	340,106	361,997
Commercial business	299,001	312,004
Total	639,107	674,001
Consumer loans
Single family	1,088,264	1,109,095
Home equity and other	419,480	412,535
Total (1)	1,507,744	1,521,630
Total LHFI	6,063,216	6,231,796
Allowance for credit losses ("ACL")	(39,634)	(38,743)
Total LHFI less ACL	$6,023,582	$6,193,053
(1)    Includes $1.2 million and $1.3 million of loans at March 31, 2025 and December 31, 2024, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Loans totaling $3.3 billion and $4.0 billion at March 31, 2025 and December 31, 2024, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $1.9 billion and $1.4 billion at March 31, 2025 and December 31, 2024, respectively, were pledged to secure borrowings from the Federal Reserve Bank of San Francisco ("FRBSF").

Credit Risk Concentrations

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At March 31, 2025, and December 31, 2024 single family loans in the state of Washington represented 13% of the total LHFI portfolio, respectively. At March 31, 2025 and December 31, 2024, multifamily loans in California represented 30% of the total LHFI portfolio, respectively.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
As of March 31, 2025, the historical expected loss rates decreased when compared to December 31, 2024 due to product mix risk and composition changes. During the quarter ended March 31, 2025, the qualitative factors decreased due to improved collateral conditions, offset by increases related to the uncertainty of the business environment and specific reserves for one syndicated relationship. Additionally, over the two-year forecast period in the markets in which it operates, the Bank expects neutral economic forecasts and neutral to improving collateral forecasts.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $1.3 million and $1.1 million at March 31, 2025 and December 31, 2024, respectively.

The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $24.2 million and $25.1 million at March 31, 2025 and December 31, 2024, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Quarter Ended March 31,
(in thousands)	2025	2024

Beginning balance	$38,743	$40,500
Provision for credit losses	888	242
Net (charge-offs) recoveries	3	(1,065)
Ending balance	$39,634	$39,677

Allowance for unfunded commitments:
Beginning balance	$1,146	$1,823
Provision for credit losses	112	(242)
Ending balance	$1,258	$1,581

Provision for credit losses:
Allowance for credit losses - loans	$888	$242
Allowance for unfunded commitments	112	(242)
Total	$1,000	$—

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows:

	Quarter Ended March 31, 2025
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$1,739	$—	$—	$(81)	$1,658
Multifamily	14,909	—	—	(1,622)	13,287
Construction/land development
Multifamily construction	849	—	—	(381)	468
CRE construction	66	—	—	7	73
Single family construction	6,737	—	—	(1,033)	5,704
Single family construction to permanent	184	—	—	(44)	140
Total	24,484	—	—	(3,154)	21,330
Commercial and industrial loans
Owner occupied CRE	576	—	—	22	598
Commercial business	6,886	(21)	25	3,758	10,648
Total	7,462	(21)	25	3,780	11,246
Consumer loans
Single family	3,610	—	2	90	3,702
Home equity and other	3,187	(40)	37	172	3,356
Total	6,797	(40)	39	262	7,058
Total ACL	$38,743	$(61)	$64	$888	$39,634

	Quarter Ended March 31, 2024
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,610	$—	$—	$(479)	$2,131
Multifamily	13,093	—	—	5,854	18,947
Construction/land development
Multifamily construction	3,983	—	—	(2,362)	1,621
CRE construction	189	—	—	(1)	188
Single family construction	7,365	—	—	(1,787)	5,578
Single family construction to permanent	672	—	—	(237)	435
Total	27,912	—	—	988	28,900
Commercial and industrial loans
Owner occupied CRE	899	—	—	(63)	836
Commercial business	2,950	(1,081)	1	776	2,646
Total	3,849	(1,081)	1	713	3,482
Consumer loans
Single family	5,287	—	2	(1,016)	4,273
Home equity and other	3,452	(24)	37	(443)	3,022
Total	8,739	(24)	39	(1,459)	7,295
Total ACL	$40,500	$(1,105)	$40	$242	$39,677

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status.

	At March 31, 2025
(in thousands)	2025	2024	2023	2022	2021	2020 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$3,986	$—	$1,426	$69,279	$71,021	$360,281	$(33)	$—	$505,960
Special Mention	—	—	—	—	—	23,264	—	—	23,264
Substandard	—	—	—	—	—	16,089	—	—	16,089
Total	3,986	—	1,426	69,279	71,021	399,634	(33)	—	545,313
Multifamily
Pass	1,353	—	106,376	1,533,209	635,673	468,289	—	—	2,744,900
Special Mention	—	—	—	61,593	11,049	83,829	—	—	156,471
Substandard	—	—	—	19,910	888	12,273	—	—	33,071
Total	1,353	—	106,376	1,614,712	647,610	564,391	—	—	2,934,442
Multifamily construction
Pass	—	—	34,462	30,739	—	—	—	—	65,201
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	—	—	34,462	30,739	—	—	—	—	65,201
CRE construction
Pass	—	18	7,329	—	—	—	—	—	7,347
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,796	—	—	3,796
Total	—	18	7,329	—	—	3,796	—	—	11,143
Single family construction
Pass	19,488	105,716	16,807	3,167	3,185	68	180,963	—	329,394
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	19,488	105,716	16,807	3,167	3,185	68	180,963	—	329,394
Single family construction to permanent
Current	493	5,830	4,231	13,198	6,520	600	—	—	30,872
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	493	5,830	4,231	13,198	6,520	600	—	—	30,872
Owner occupied CRE
Pass	71	3,972	9,025	57,667	36,046	190,595	—	13	297,389
Special Mention	—	—	—	6,090	4,474	30,543	—	—	41,107
Substandard	—	—	—	327	—	1,283	—	—	1,610
Total	71	3,972	9,025	64,084	40,520	222,421	—	13	340,106
Commercial business
Pass	184	26,473	15,290	19,531	19,478	46,220	126,636	818	254,630
Special Mention	—	—	—	13,075	2,058	1,036	1,172	—	17,341
Substandard	—	231	384	11,590	—	11,715	3,098	12	27,030
Total	184	26,704	15,674	44,196	21,536	58,971	130,906	830	299,001
Total commercial portfolio	$25,575	$142,240	$195,330	$1,839,375	$790,392	$1,249,881	$311,836	$843	$4,555,472

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At March 31, 2025
(in thousands)	2025	2024	2023	2022	2021	2020 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$—	$—	$31,711	$376,821	$300,525	$374,970	$—	$—	$1,084,027
Past due:
30-59 days	—	—	—	—	—	1,285	—	—	1,285
60-89 days	—	—	—	—	103	796	—	—	899
90+ days	—	—	—	452	—	1,601	—	—	2,053
Total	—	—	31,711	377,273	300,628	378,652	—	—	1,088,264
Home equity and other
Current	935	1,141	835	1,290	105	1,867	406,020	4,368	416,561
Past due:
30-59 days	—	7	—	4	—	—	976	4	991
60-89 days	—	3	4	—	—	—	480	—	487
90+ days	—	—	—	—	—	2	1,433	6	1,441
Total	935	1,151	839	1,294	105	1,869	408,909	4,378	419,480
Total consumer portfolio (1)	$935	$1,151	$32,550	$378,567	$300,733	$380,521	$408,909	$4,378	$1,507,744
Total LHFI	$26,510	$143,391	$227,880	$2,217,942	$1,091,125	$1,630,402	$720,745	$5,221	$6,063,216

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

The following tables present a vintage analysis of the commercial and consumer portfolio segment by loan sub-class and gross charge-offs:

	At March 31, 2025
(in thousands)	2025	2024	2023	2022	2021	2020 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$—	$(21)	$—	$—	$—	$—	$(21)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	—	(3)	—	—	—	(37)	—	(40)
Total LHFI	$—	$—	$(3)	$(21)	$—	$—	$(37)	$—	$(61)

	At December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$(276)	$(473)	$(1,077)	$(1,098)	$(39)	$—	$(2,963)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(24)	(16)	(1)	—	—	(137)	—	(178)
Total LHFI	$—	$(24)	$(292)	$(474)	$(1,077)	$(1,098)	$(176)	$—	$(3,141)

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At March 31, 2025
(in thousands)	Land	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total

CRE
Non-owner occupied CRE	$—	$—	$—	$16,089	$—	$16,089
Multifamily	—	—	1,915	—	—	1,915
CRE construction	3,796	—	—	—	—	3,796
Total	3,796	—	1,915	16,089	—	21,800
Commercial and industrial loans
Commercial business	4,391	2,904	—	—	3,226	10,521
Consumer loans
Single family	—	832	—	—	—	832
Total collateral-dependent loans	$8,187	$3,736	$1,915	$16,089	$3,226	$33,153

	At December 31, 2024
(in thousands)	Land	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total

CRE
Non-owner occupied CRE	$—	$—	$—	$16,230	$—	$16,230
Multifamily	—	—	1,915	—	—	1,915
Construction/land development
CRE construction	3,821	—	—	—	—	3,821
Total	3,821	—	1,915	16,230	—	21,966
Commercial and industrial loans
Owner occupied CRE	—	—	—	205	—	205
Commercial business	4,420	2,927	—	—	3,269	10,616
Total	4,420	2,927	—	205	3,269	10,821
Consumer loans
Single family	—	832	—	—	—	832
Total collateral-dependent loans	$8,241	$3,759	$1,915	$16,435	$3,269	$33,619

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At March 31, 2025		At December 31, 2024
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

CRE
Non-owner occupied CRE	$16,089	$16,089	$16,230	$16,230
Multifamily	1,915	1,915	1,915	1,915
Construction/land development
CRE construction	3,796	3,796	3,821	3,821
Total	21,800	21,800	21,966	21,966
Commercial and industrial loans
Owner occupied CRE	932	932	1,161	1,161
Commercial business	10,506	26,035	8,509	25,740
Total	11,438	26,967	9,670	26,901
Consumer loans
Single family	831	3,348	1,106	2,990
Home equity and other	—	3,676	—	3,137
Total	831	7,024	1,106	6,127
Total nonaccrual loans	$34,069	$55,791	$32,742	$54,994

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At March 31, 2025
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,089	$16,089	$529,224	$545,313
Multifamily	—	—	—		1,915	1,915	2,932,527	2,934,442
Construction/land development
Multifamily construction	—	—	—		—	—	65,201	65,201
CRE construction	—	—	—		3,796	3,796	7,347	11,143
Single family construction	—	—	—		—	—	329,394	329,394
Single family construction to permanent	—	—	—		—	—	30,872	30,872
Total	—	—	—		21,800	21,800	3,894,565	3,916,365
Commercial and industrial loans
Owner occupied CRE	—	—	—		932	932	339,174	340,106
Commercial business	—	—	—		26,035	26,035	272,966	299,001
Total	—	—	—		26,967	26,967	612,140	639,107
Consumer loans
Single family	2,875	1,941	4,182	(2)	3,348	12,346	1,075,918	1,088,264
Home equity and other	834	263	—		3,676	4,773	414,707	419,480
Total	3,709	2,204	4,182		7,024	17,119	1,490,625	1,507,744	(3)
Total loans	$3,709	$2,204	$4,182		$55,791	$65,886	$5,997,330	$6,063,216
%	0.06%	0.04%	0.07%		0.92%	1.09%	98.91%	100.00%

	At December 31, 2024
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,230	$16,230	$554,520	$570,750
Multifamily	—	—	—		1,915	1,915	2,990,760	2,992,675
Construction/land development
Multifamily construction	—	—	—		—	—	98,906	98,906
CRE construction	—	—	—		3,821	3,821	7,217	11,038
Single family construction	—	—	—		—	—	320,826	320,826
Single family construction to permanent	—	—	—		—	—	41,970	41,970
Total	—	—	—		21,966	21,966	4,014,199	4,036,165
Commercial and industrial loans
Owner occupied CRE	—	—	—		1,161	1,161	360,836	361,997
Commercial business	—	—	—		25,740	25,740	286,264	312,004
Total	—	—	—		26,901	26,901	647,100	674,001
Consumer loans
Single family	4,601	1,096	4,354	(2)	2,990	13,041	1,096,054	1,109,095
Home equity and other	344	631	—		3,137	4,112	408,423	412,535
Total	4,945	1,727	4,354		6,127	17,153	1,504,477	1,521,630	(3)
Total loans	$4,945	$1,727	$4,354		$54,994	$66,020	$6,165,776	$6,231,796
%	0.08%	0.03%	0.07%		0.88%	1.06%	98.94%	100.00%
(1)     Includes loans whose repayments are insured by the FHA or guaranteed by the VA or Small Business Administration ("SBA") of $10.4 million and $11.3 million at March 31, 2025 and December 31, 2024, respectively.
(2)    FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)    Includes $1.2 million and $1.3 million of loans at March 31, 2025 and December 31, 2024, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.

Loan Modifications

The Company provides modifications to borrowers experiencing financial difficulty ("MBFD"), which may include delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications for the quarters ended March 31, 2025 and 2024 did not have a material impact on the ACL. The following tables provide information related to loans modified for the quarters and ended March 31, 2025 and 2024 to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Significant Payment Delay
	Quarter Ended March 31,
	2025		2024
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable

Multifamily	$1,915	0.07%	$—	—%
Commercial business	—	—%	103	0.03%

	Term Extension
	Quarter Ended March 31,
	2025		2024
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable

Non-owner occupied CRE	$—	—%	$560	0.09%
Commercial business	251	0.08%	3,555	0.92%

	Significant Payment Delay and Term Extension
	Quarter Ended March 31,
	2025		2024
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable

Commercial business	$1,160	0.39%	$—	—%
Single family	274	0.03%	1,156	0.10%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Significant Payment Delay
Quarter Ended March 31,
	2025	2024

Multifamily	The weighted average duration of loan payments deferred is 1.8 years	—
Commercial business	The weighted average duration of loan payments deferred is 5.1 years	The weighted average duration of loan payments deferred is 2.8 years.
Single Family	Provided payment deferrals to borrowers. A weighted average 4.7% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 2.5% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
Quarter Ended March 31,
	2025	2024

Non-owner occupied CRE	—	Added a weighted average 0.25 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Commercial business	Added a weighted average 3.8 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 0.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Single family	Added a weighted average 7.3 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 1.9 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table depicts the payment status of loans that were classified as MBFDs on or after January 1, 2024 through December 31, 2024:

	Payment Status (Amortized Cost Basis) at March 31, 2025
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

Non-owner occupied CRE	$19,211	$—	$—
Multifamily	—	—	1,915
Construction/land development	—	—	3,796
Owner occupied CRE	254	—	—
Commercial business	2,835	—	5,541
Single family	2,773	177	567
Total	$25,073	$177	$11,819

The following table depicts the payment status of loans that were classified as MBFDs on or after January 1, 2023 through December 31, 2023:

	Payment Status (Amortized Cost Basis) at March 31, 2024
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

Non-owner occupied CRE	$16,240	$—	$—
Construction/land development	3,824	—	—
Commercial business	8,663	—	—
Single family	2,367	1,109	342
Total	$31,094	$1,109	$342

The following table provides the amortized cost basis as of March 31, 2025 of MBFDs on or after January 1, 2024 through December 31, 2024 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Quarter Ended March 31, 2025
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension

Single family	$—	$—	$—	$325	$—

The following table provides the amortized cost basis as of March 31, 2024 of MBFDs on or after January 1, 2023 through December 31, 2023 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Quarter Ended March 31, 2024
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension

Non-owner occupied CRE	$—	$—	$—	$16,240	$—
Construction/land development	—	—	—	3,824	—
Commercial business	—	4,420	—	—	—
Single family	241	—	—	351	—
Total	$241	$4,420	$—	$20,415	$—

NOTE 4–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At March 31, 2025		At December 31, 2024
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,276,133	—%	$1,195,781	—%
Interest bearing:
Interest-bearing demand deposits	327,400	0.45%	323,112	0.35%
Savings	233,240	0.06%	229,659	0.06%
Money market	1,437,024	2.02%	1,396,697	1.72%
Certificates of deposit
Brokered deposits	297,717	4.33%	751,406	4.61%
Other	2,518,981	4.11%	2,516,366	4.37%
Total interest bearing deposits	4,814,362	3.12%	5,217,240	3.31%
Total deposits	$6,090,495	2.42%	$6,413,021	2.65%

There were $313 million and $315 million in public funds included in deposits at March 31, 2025 and December 31, 2024, respectively.
Certificates of deposit outstanding mature as follows:

(in thousands)	March 31, 2025

Within one year	$2,794,410
One to two years	18,006
Two to three years	1,567
Three to four years	1,245
Four to five years	1,468
Thereafter	2
Total	$2,816,698

The aggregate amount of certificate of deposits in denominations of more than the FDIC limit of $250 thousand at March 31, 2025 and December 31, 2024 were $288 million and $265 million, respectively.

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

	At March 31, 2025
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$67,496	$50	$(185)
Interest rate lock commitments	27,842	556	—
Interest rate swaps	214,617	8,301	(8,301)
Futures	11,000	2	—
Options	3,000	9	—
Total derivatives before netting	$323,955	8,918	(8,486)
Netting adjustment/Cash collateral (1)		(8,186)	(91)
Carrying value on consolidated balance sheet		$732	$(8,577)

	At December 31, 2024
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$87,912	$237	$(402)
Interest rate lock commitments	16,757	175	(49)
Interest rate swaps	222,917	10,250	(10,250)
Futures	5,200	1	—
Options	5,800	3	—
Total derivatives before netting	$338,586	10,666	(10,701)
Netting adjustment/Cash collateral (1)		(10,388)	219
Carrying value on consolidated balance sheet		$278	$(10,482)
(1)    Includes net cash collateral received of $8.3 million and $10.2 million at March 31, 2025 and December 31, 2024, respectively.

The following table presents gross fair value and net carrying value information for derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At March 31, 2025
Derivative assets	$8,918	$(8,186)	$732
Derivative liabilities	(8,486)	(91)	(8,577)
At December 31, 2024
Derivative assets	$10,666	$(10,388)	$278
Derivative liabilities	(10,701)	219	(10,482)
(1)    Includes net cash collateral received of $8.3 million and $10.2 million at March 31, 2025 and December 31, 2024, respectively.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in other assets. Payables related to cash collateral that has been received from counterparties are included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At March 31, 2025 and December 31, 2024, the Company had liabilities of $8.5 million and $10.4 million, respectively, in cash collateral received from counterparties and receivables of $0.2 million and $0.2 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2025	2024

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$61	$86
Loan servicing income (loss) (2)	191	(500)
Other (3)	—	3
(1)Comprised of forward contracts used as an economic hedge of loans held for sale and interest rate lock commitments ("IRLCs") to customers.
(2)Comprised of futures, US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers and broker dealer counterparties.

The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, were $0.4 million and $0.3 million for quarters ended March 31, 2025 and 2024, respectively.
The notional amount of open interest rate swap agreements executed with commercial banking customers and broker dealer counterparties at March 31, 2025 and December 31, 2024 were $215 million and $223 million, respectively.

NOTE 6–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

(in thousands)	At March 31, 2025	At December 31, 2024

Single family	$21,912	$20,312
CRE, multifamily and SBA	12,822	—
Total	$34,734	$20,312

Loans sold consisted of the following for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2025	2024

Single family	$82,397	$70,379
CRE, multifamily and SBA	54,195	8,196
Total	$136,592	$78,575

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2025	2024

Single family	$2,283	$1,986
CRE, multifamily and SBA	933	320
Total	$3,216	$2,306

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At March 31, 2025	At December 31, 2024

Single family	$5,141,876	$5,179,373
CRE, multifamily and SBA	1,924,895	1,918,172
Total	$7,066,771	$7,097,545

The following is a summary of changes in the Company's liability for estimated single-family mortgage repurchase losses:

	Quarter Ended March 31,
(in thousands)	2025	2024

Balance, beginning of period	$1,032	$1,481
Additions, net of adjustments (1)	(103)	(128)
Realized (losses) recoveries, net (2)	70	(36)
Balance, end of period	$999	$1,317
(1) Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2) Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $1.5 million and $1.6 million were recorded in other assets as of March 31, 2025 and December 31, 2024, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At March 31, 2025 and December 31, 2024, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $6.8 million and $5.1 million, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2025	2024

Servicing income, net:
Servicing fees and other	$6,507	$6,354
Amortization of single family MSRs (1)	(1,582)	(1,428)
Amortization of multifamily and SBA MSRs	(1,354)	(1,402)
Total	3,571	3,524
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	271	618
Net gain (loss) from economic hedging (3)	1,016	(1,110)
Total	1,287	(492)
Loan servicing income	$4,858	$3,032
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)    The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.4 million and $0.3 million for quarters ended March 31, 2025 and 2024, respectively.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended March 31,
(in thousands)	2025	2024

Beginning balance	$72,901	$74,249
Additions and amortization:
Originations	695	617
Purchases	—	—
Amortization (1)	(1,582)	(1,428)
Net additions and amortization	(887)	(811)
Changes in fair value assumptions (2)	271	618
Ending balance	$72,285	$74,056
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended March 31,
(rates per annum) (1)	2025	2024

Constant prepayment rate ("CPR") (2)	17.96%	19.30%
Discount rate	10.14%	10.18%
(1) Based on a weighted average.
(2) Represents an expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At March 31, 2025		At December 31, 2024
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs (2)	5.80% - 14.00%	6.77%	6.00% - 13.50%	6.60%
Discount Rates	10.00% - 16.00%	10.27%	10.00% - 17.00%	11.00%
(1) Weighted averages of all the inputs within the range.
(2) Represents the expected lifetime average CPR used in the model.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At March 31, 2025

Fair value of single family MSR	$72,285
Expected weighted-average life (in years)	8.31
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(1,015)
Impact on fair value of 50 basis points adverse change in interest rates	$(2,122)
Discount rate
Impact on fair value of 100 basis points increase	$(2,827)
Impact on fair value of 200 basis points increase	$(5,628)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended March 31,
(in thousands)	2025	2024

Beginning balance	$26,565	$29,987
Originations	463	278
Amortization	(1,354)	(1,402)
Ending balance	$25,674	$28,863

Key economic assumptions used in measuring the initial fair value of capitalized multifamily MSRs were as follows:

	Quarter Ended March 31,
(rates per annum) (1)	2025	2024

Discount rate	13.10%	13.00%
(1)Based on a weighted average.

For multifamily MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below. Multifamily DUS loans typically contain yield maintenance features that significantly reduce loan prepayments, resulting in a CPR of zero for valuation purposes.

	At March 31, 2025		At December 31, 2024

	Range of Inputs	Average (1)	Range of Inputs	Average (1)

Discount Rates	13.00% - 15.00%	13.10%	13.00% - 15.00%	13.10%
(1) Weighted averages of all the inputs within the range.

NOTE 7–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of the principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. At March 31, 2025 and December 31, 2024, the total unpaid principal balance of loans sold under this program was $1.8 billion. The Company's reserve liability related to this arrangement totaled $0.6 million and $0.7 million at March 31, 2025 and December 31, 2024, respectively. There were no actual losses incurred under this arrangement during the quarters ended March 31, 2025 and 2024.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.1 billion and $5.2 billion as of March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025 and December 31, 2024, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets of $1.0 million.
NOTE 8–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings (loss) per share:

	Quarter Ended March 31,
(in thousands, except share and per share data)	2025	2024

Net income (loss)	$(4,465)	$(7,497)

Weighted average shares:
Basic weighted-average number of common shares outstanding	18,920,808	18,856,870
Dilutive effect of outstanding common stock equivalents	—	—
Diluted weighted-average number of common shares outstanding	18,920,808	18,856,870
Net income (loss) per share:
Basic earnings per share	$(0.24)	$(0.40)
Diluted earnings per share (1)	(0.24)	(0.40)
(1) Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the quarters ended March 31, 2025 and 2024 were certain unvested RSUs and PSUs. On a weighted average basis 395,023 and 561,610 unvested stock units convertible into shares of common stock were excluded at March 31, 2025 and 2024, respectively, because their effect would have been anti-dilutive.

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At March 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$46,308	$46,308	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	164,252	—	162,553	1,699
Commercial	48,462	—	48,462	—
Collateralized mortgage obligations:
Residential	311,832	—	311,832	—
Commercial	53,155	—	53,155	—
Municipal bonds	373,991	—	373,991	—
Corporate debt securities	25,590	—	25,590	—
U.S. Treasury securities	20,317	—	20,317	—
Agency debentures	9,128	—	9,128	—
Single family LHFS	21,912	—	21,912	—
Single family LHFI	1,248	—	—	1,248
Single family mortgage servicing rights	72,285	—	—	72,285
Derivatives
Futures	2	2	—	—
Forward sale commitments	50	—	50	—
Options	9	9	—
Interest rate lock commitments	556	—	—	556
Interest rate swaps	8,301	—	8,301	—
Total assets	$1,157,398	$46,319	$1,035,291	$75,788
Liabilities:
Derivatives
Forward sale commitments	$185	$—	$185	$—
Interest rate swaps	8,301	—	8,301	—
Total liabilities	$8,486	$—	$8,486	$—

	At December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$34,746	$34,746	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	167,462	—	165,764	1,698
Commercial	47,642	—	47,642	—
Collateralized mortgage obligations:
Residential	317,444	—	317,444	—
Commercial	54,945	—	54,945	—
Municipal bonds	378,259	—	378,259	—
Corporate debt securities	24,944	—	24,944	—
U.S. Treasury securities	19,987	—	19,987	—
Agency debentures	9,276	—	9,276	—
Single family LHFS	20,312	—	20,312	—
Single family LHFI	1,287	—	—	1,287
Single family mortgage servicing rights	72,901	—	—	72,901
Derivatives
Futures	1	1	—	—
Forward sale commitments	237	—	237	—
Options	3	3	—
Interest rate lock commitments	175	—	—	175
Interest rate swaps	10,250	—	10,250	—
Total assets	$1,159,871	$34,750	$1,049,060	$76,061
Liabilities:
Derivatives
Forward sale commitments	$402	$—	$402	$—
Interest rate lock commitments	49	—	—	49
Interest rate swaps	10,250	—	10,250	—
Total liabilities	$10,701	$—	$10,652	$49

There were no transfers between levels of the fair value hierarchy during the quarters ended March 31, 2025 and 2024.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarters ended March 31, 2025 and 2024, see Note 6, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $1.2 million and $1.3 million at March 31, 2025 and December 31, 2024, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Low	High	Weighted Average

March 31, 2025
Investment securities AFS	$1,699	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Single family LHFI	1,248	Income approach	Implied spread to benchmark interest rate curve	2.80%	4.97%	3.45%
Interest rate lock commitments, net	556	Income approach	Fall-out factor	0.77%	22.98%	8.30%
			Value of servicing	0.62%	1.61%	1.01%

December 31, 2024
Investment securities AFS	$1,698	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Single family LHFI	1,287	Income approach	Implied spread to benchmark interest rate curve	2.94%	5.56%	3.69%
Interest rate lock commitments, net	126	Income approach	Fall-out factor	0.83%	29.13%	9.28%
			Value of servicing	0.78%	2.15%	1.37%

We had no LHFS where the fair value was not derived with significant observable inputs at March 31, 2025 and December 31, 2024.

The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Quarter Ended March 31, 2025
Investment securities AFS	$1,698	$—	$—	$(50)	$51	$1,699
Single family LHFS	—	—	50	(50)	—	$—
Single family LHFI	1,287	—	(50)	—	11	1,248
Quarter Ended March 31, 2024
Investment securities AFS	$1,860	$—	$—	$(50)	$(19)	$1,791
Single family LHFI	1,280	—	—	—	5	1,285
(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended March 31,
(in thousands)	2025	2024

Beginning balance, net	$126	$411
Total realized/unrealized gains	1,847	417
Settlements	(1,417)	(492)
Ending balance, net	$556	$336

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

The following table presents assets classified as Level 3 that had changes in their recorded fair value for the periods indicated and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value (1)	Total Gains (Losses)

At or for the Quarter Ended March 31, 2025
LHFI	$1,546	$698
At or for the Quarter Ended March 31, 2024
LHFI	$423	$(50)
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At March 31, 2025
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$252,162	$252,162	$252,162	$—	$—
Investment securities HTM	2,283	2,266	—	2,266	—
LHFI	6,022,334	5,758,436	—	—	5,758,436
LHFS – multifamily and other	12,822	12,822	—	12,822	—
Mortgage servicing rights – multifamily and SBA	25,674	31,468	—	—	31,468
Federal Home Loan Bank stock	49,920	49,920	—	49,920	—
Other assets - GNMA EBO loans	6,786	6,786	—	—	6,786
Liabilities:
Certificates of deposit	$2,816,698	$2,811,546	$—	$2,811,546	$—
Borrowings	1,000,000	1,005,485	—	1,005,485	—
Long-term debt	225,223	180,069	—	180,069	—

	At December 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$406,600	$406,600	$406,600	$—	$—
Investment securities HTM	2,301	2,273	—	2,273	—
LHFI	6,191,766	5,864,426	—	—	5,864,426
Mortgage servicing rights – multifamily and SBA	26,565	32,361	—	—	32,361
Federal Home Loan Bank stock	50,676	50,676	—	50,676	—
Other assets-GNMA EBO loans	5,111	5,111	—	—	5,111
Liabilities:
Certificates of deposit	$3,267,772	$3,262,350	$—	$3,262,350	$—
Borrowings	1,000,000	1,001,873	—	1,001,873	—
Long-term debt	225,131	184,124	—	184,124	—

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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At March 31, 2025			At December 31, 2024
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$21,912	$21,513	$399	$20,312	$20,137	$175

NOTE 10–LIHTC INVESTMENTS:

The Company has LIHTC investments that are designed to promote qualified affordable housing programs and generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method. The current balance of these investments, which are included in other assets in the consolidated balance sheets, was $35.9 million and $37.3 million as of March 31, 2025 and December 31, 2024, respectively.

The following table presents other information related to the Company’s LIHTC investments for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2025	2024
Tax credits and other tax benefits recognized	$1,697	$1,668
LIHTC amortization expense	1,405	1,367

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report on Form 10-K").

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

Forward-looking statements in this Form 10-Q are based on the Company’s expectations at the time such statements are made and speak only as of the date made. The Company does not assume any obligation or undertake to update any forward-looking statements after the date of this Form 10-Q as a result of new information, future events or developments, except as required by federal securities or other applicable laws, although the Company may do so from time to time. The Company does not endorse any projections regarding future performance that may be made by third parties. For all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act.

We caution readers that actual results may differ materially from those expressed in or implied by the Company’s forward-looking statements. Rather, more important factors could affect the Company’s future results, including but not limited to the following: (1) our ability to successfully consummate the pending merger (the "Merger") with Mechanics Bank ("Mechanics"), (2) the ability of HomeStreet and Mechanics to obtain required governmental approvals of the Merger, (3) the failure to satisfy the closing conditions in the definitive Agreement and Plan of Merger, dated as of March 28, 2025 (the “Merger Agreement”), or any unexpected delay in closing the Merger, (4) the ability to achieve expected cost savings, synergies and other financial benefits from the Merger within the expected time frames and costs or difficulties relating to integration matters being greater than expected, (5) the diversion of management time from core banking functions due to Merger-related issues; (6) potential difficulty in maintaining relationships with customers, associates or business partners as a result of the announced Merger; (7) changes in the interest rate environment and in expectation of reduction in short-term interest rates; (8) changes in the U.S. and global economies, including business disruptions, reductions in employment, inflationary pressures and an increase in business failures, specifically among our customers, and global trade disputes, including the imposition of tariffs by the U.S. and countermeasures by foreign governments; (9) our ability to control operating costs and expenses; (10) our ability to attract and retain key members of our senior management team; (11) changes in deposit flows, loan demand or real estate values may adversely affect our business; (12) there may be increases in competitive pressure among financial institutions or from non-financial institutions; (13) our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or the Bank; (14) the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control; (15) our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses and impact the adequacy of our allowance for credit losses; (16) changes in accounting principles, policies or guidelines may cause our financial condition to be perceived or interpreted differently; (17) legislative or regulatory changes that may adversely affect our business or financial condition, including, without limitation, changes in corporate and/or individual income tax laws and policies, changes in privacy laws, and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes; (18) general economic conditions, either nationally or locally in some or all areas in which we conduct business, or conditions in the securities markets or banking industry, may be less favorable than what we currently anticipate; (19) challenges our customers may face in meeting current underwriting standards may adversely impact all or a substantial portion of our rate-lock loan activity we recognize; (20) technological changes may be more difficult or more expensive than what we anticipate; (21) a failure in or breach of our operational or security systems or information technology infrastructure, or those of our third-party providers and vendors, including due to cyber-attacks; (22) success or consummation of new business initiatives may be more difficult or expensive than what we anticipate; (23) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; and (24) litigation, investigations or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than what we anticipate. A discussion of the factors, risks and uncertainties that could affect our financial results, business goals and operational and financial objectives cited in this Form 10-Q, other releases, public statements and/or filings with the Securities and Exchange Commission (“SEC”) is also contained in the “Risk Factors” sections of the Company's Forms 10-K and 10-Q and in our
Current Reports on Form 8-K we file with the SEC. We strongly recommend readers review those disclosures in conjunction with the discussions herein.

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

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of a loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and loss given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model we use and to assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade for all periods, the amount of the ACL at March 31, 2025 would increase by approximately $6 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

The valuation of MSRs is based on various assumptions which are set forth in Note 6–Mortgage Banking Operations of the financial statements. Note 6 also provides sensitivity analysis based on the assumptions used. The sensitivity analyses are hypothetical and have been provided to indicate the potential impact that changes in assumptions may have on the estimate of the fair value of MSRs.

Summary Financial Data

	Quarter Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024

Select Income Statement data:
Net interest income	$33,221	$29,616	$32,151
Provision for credit losses	1,000	—	—
Noninterest income (loss)	12,136	(78,124)	9,454
Noninterest expense	49,108	43,953	52,164
Net income (loss):
Before income tax (benefit) expense	(4,751)	(92,461)	(10,559)
Total	(4,465)	(123,327)	(7,497)
Net income (loss) per fully diluted share	(0.24)	(6.54)	(0.40)
Core net income (loss): (1)
Total	(2,866)	(5,140)	(5,469)
Core net income (loss) per fully diluted share	(0.15)	(0.27)	(0.29)
Select Performance Ratios:
Return on average equity - annualized
Net income (loss)	(4.5)%	(92.7)%	(5.6)%
Core (1)	(2.9)%	(3.9)%	(4.1)%
Return on average tangible equity - annualized (1)
Net income (loss)	(4.2)%	(93.7)%	(5.3)%
Core (1)	(2.5)%	(3.5)%	(3.8)%
Return on average assets - annualized
Net income (loss)	(0.23)%	(5.38)%	(0.32)%
Core (1)	(0.15)%	(0.22)%	(0.23)%
Efficiency ratio (1)	102.9%	115.6%	118.0%
Net interest margin	1.82%	1.38%	1.44%
Other data
Full time equivalent employees	766	792	858
(1)Return on average tangible equity, core net income (loss), core net income (loss) per fully diluted share, core return on average equity, core return on average tangible equity, core return on average assets and the efficiency ratio are non-GAAP financial measures. For a reconciliation of these measures to the nearest comparable GAAP financial measure or the computation of the measure see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024

Selected Balance Sheet Data
Loans held for sale	$34,734	$20,312
Loans held for investment, net	6,023,582	6,193,053
ACL	39,634	38,743
Investment securities	1,055,318	1,057,006
Total assets	7,803,631	8,123,698
Deposits	6,090,495	6,413,021
Borrowings	1,000,000	1,000,000
Long-term debt	225,223	225,131
Total shareholders' equity	400,751	396,997
Other data:
Book value per share	$21.18	$21.05
Tangible book value per share (1)	$20.83	$20.67
Total equity to total assets	5.1%	4.9%
Tangible common equity to tangible assets (1)	5.1%	4.8%
Shares outstanding at end of period	18,920,808	18,857,565
Loans to deposit ratio (Bank)	99.9%	97.4%

Credit Quality:
Delinquencies(2)	1.09%	1.06%
ACL to total loans (3)	0.66%	0.63%
ACL to nonaccrual loans	71.0%	70.4%
Nonaccrual loans to total loans	0.92%	0.88%
Nonperforming assets to total assets	0.75%	0.71%
Nonperforming assets	$58,611	$57,814
Regulatory Capital Ratios:
Bank
Tier 1 leverage	8.46%	7.30%
Total risk-based capital	13.40%	13.02%
Common equity Tier 1 capital	12.61%	12.27%
Company
Tier 1 leverage	6.62%	5.77%
Total risk-based capital	12.48%	12.23%
Common equity Tier 1 capital	8.76%	8.62%
(1)Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. For a reconciliation of these measures to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)Total past due and nonaccrual loans as a percentage of total loans held for investment.
(3) This ratio excludes balances insured by the FHA or guaranteed by the VA or SBA.

Current Developments
Recent Developments
On March 28, 2025, the Company entered into a definitive Agreement and Plan of Merger with Mechanics Bank, whereby, subject to regulatory and certain shareholder approvals the Bank will merge with and into Mechanics Bank as a subsidiary of the Company (the “Merger”). The Company will amend its articles of incorporation to issue shares to the Mechanics shareholders in exchange for 100% of Mechanics stock such that when the Merger closes the Mechanics shareholders will own approximately 91.7% of the combined company and HomeStreet shareholders will own approximately 8.3% of the combined company. Upon the closing of the Merger the Company’s name will change to Mechanics Bancorp. The Merger is expected to close in the third quarter of 2025.

Economic and Market Conditions

The current level of interest rates continues to adversely impact our results of operations as our overall cost of funds are high in relation to the yield on our earning assets, resulting in a low net interest margin. With the decrease in short term interest rates in the latter part of 2024, our cost of funds have stabilized and started to decrease. As a result of the fourth quarter 2024 loan sale, we improved our net interest margin by selling lower yielding loans and paying off higher cost wholesale funding. Given the scheduled repricing of our multifamily and other commercial real estate loans, future anticipated reductions in borrowings, the expectation of ongoing reductions in short-term interest rates by the Federal Reserve and continued effective non-interest expense management, we anticipate growth in earnings for the foreseeable future.

Management's Overview of the First Quarter 2025 Financial Performance

First Quarter of 2025 Compared to the Fourth Quarter of 2024

Non-core amounts: For the first quarter non-core items include $2.1 million of merger related expenses. In the fourth quarter of 2024 non-core items include an $88.8 million loss on the sale of $990 million of multifamily loans, $53.3 million deferred tax assets valuation allowance and $3.2 million of merger related expense recoveries.

General: Our net loss and loss before income taxes were $4.5 million and $4.8 million, respectively, in the first quarter of 2025, as compared to $123.3 million and $92.5 million, respectively, in the fourth quarter of 2024. Our core net loss and core net loss before taxes, which excludes the impact of the loss on the sale of multifamily loans, the deferred tax asset valuation allowance and merger related expenses and recoveries, were $2.9 million and $2.7 million, respectively, in the first quarter of 2025, as compared to $5.1 million and $6.4 million respectively, in the fourth quarter of 2024. The decrease in core loss before income taxes was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in provision for credit losses and an increase in noninterest expense.

Income Taxes: Due to our cumulative losses over the last three year period ended December 31, 2024, accounting rules required us to provide a valuation allowance for the balance of our deferred tax assets in the fourth quarter of 2024. As a result, we do not expect to recognize income tax expense until the deferred tax assets valuation allowance no longer exists. The $0.3 million income tax benefit recognized in the first quarter of 2025 primarily relates to the reversal of the disparate tax effects on our accumulated other comprehensive income ("AOCI") resulting from the recording in the fourth quarter of 2024, of a deferred tax valuation allowance for the deferred tax assets related to the AOCI. In the fourth quarter of 2024, we recorded a $53 million deferred tax allowance which was recorded as income tax expense. Excluding this allowance, the income tax benefit would have been $22.4 million and would have resulted in an effective tax rate of 24.3% for the fourth quarter of 2024.

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

	Quarter Ended
	March 31, 2025			December 31, 2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$6,198,659	$73,587	4.76%	$7,334,221	$86,119	4.62%
Investment securities (1)	1,055,336	9,509	3.60%	1,096,695	9,953	3.63%
FHLB Stock, Fed Funds and other	242,687	3,691	6.20%	290,506	4,052	5.52%
Total interest-earning assets	7,496,682	86,787	4.65%	8,721,422	100,124	4.53%
Noninterest-earning assets	374,252			405,681
Total assets	$7,870,934			$9,127,103
Liabilities and shareholders' equity:
Interest-bearing deposits: (2)
Demand deposits	$312,762	$287	0.37%	$314,040	$250	0.32%
Money market and savings	1,645,604	6,874	1.68%	1,663,526	7,067	1.68%
Certificates of deposit	2,919,241	31,076	4.32%	3,171,161	36,784	4.61%
Total	4,877,607	38,237	3.18%	5,148,727	44,101	3.40%
Borrowings:
Borrowings	1,011,111	11,364	4.50%	1,875,616	22,316	4.66%
Long-term debt	225,178	2,943	5.23%	225,086	3,039	5.36%
Total interest-bearing liabilities	6,113,896	52,544	3.47%	7,249,429	69,456	3.79%
Noninterest-bearing liabilities:
Demand deposits (2)	1,265,701			1,253,516
Other liabilities	86,537			94,859
Total liabilities	7,466,134			8,597,804
Shareholders' equity	404,800			529,299
Total liabilities and shareholders' equity	$7,870,934			$9,127,103
Net interest income		$34,243			$30,668
Net interest rate spread			1.18%			0.74%
Net interest margin			1.82%			1.38%

(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.0 million and $1.1 million for quarters ended March 31, 2025 and December 31, 2024. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 2.52% and 2.74% for the quarters ended March 31, 2025 and December 31, 2024, respectively.

Our net interest income in the first quarter of 2025 was $3.6 million higher than the fourth quarter of 2024 due to an increase in our net interest margin from 1.38% to 1.82%. The increase in the net interest margin was due primarily to a 32 basis point decrease in the rates paid on interest-bearing liabilities and a 12 basis point increase in the yield on interest earning assets. The increase in yield on interest earning assets was primarily due to the sale of $990 million of lower yielding multifamily loans at the end of the fourth quarter of 2024. The decrease in rates on interest bearing liabilities are primarily due to our paydown at the end of 2024 and beginning of 2025 of higher cost borrowings and brokered certificates of deposit using the proceeds from the sale of multifamily loans.

Provision for Credit Losses: The $1.0 million provision for credit losses recognized during the first quarter of 2025 was due to a $3.3 million increase in specific reserves which was partially offset by lower general reserves resulting in part from lower loan balances. There was no provision for credit losses in the fourth quarter of 2024 as the benefits of the reduction in loan balances resulting from the loan sale were offset by specific reserves on commercial loans.

Noninterest income (loss) consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2025	December 31, 2024

Noninterest income (loss)
Gain (loss) on loan origination and sale activities (1)
Single family	$2,283	$2,090
CRE, multifamily and SBA (2)	933	(87,082)
Loan servicing income	4,858	2,997
Deposit fees	2,071	2,166
Other	1,991	1,705
Total noninterest income (loss)	$12,136	$(78,124)
(1) May include loans originated as held for investment.
(2) December 31, 2024 amount includes loss of $88.8 million on sale of $990 million of multifamily loans.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2025	December 31, 2024

Single family servicing income, net
Servicing fees and other	$3,725	$3,715
Changes - amortization (1)	(1,582)	(1,690)
Net	2,143	2,025
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	271	2,559
Net gain (loss) from economic hedging (3)	1,016	(2,731)
Subtotal	1,287	(172)
Single Family servicing income	3,430	1,853

Commercial loan servicing income:
Servicing fees and other	2,782	2,472
Amortization of capitalized MSRs	(1,354)	(1,328)
Total	1,428	1,144
Total loan servicing income	$4,858	$2,997
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.4 million and $0.3 million for the quarters ended March 31, 2025 and December 31, 2024, respectively.

Noninterest income in the first quarter of 2025 increased from the fourth quarter of 2024 primarily due to the $88.8 million loss on the sale of multifamily loans in the fourth quarter of 2024 and an increase in loan servicing income. The increase in loan servicing income is primarily due to an increase in the value of our single family mortgage servicing rights.

Noninterest Expense consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2025	December 31, 2024

Noninterest expense
Compensation and benefits	$26,309	$25,037
Information services	7,585	7,208
Occupancy	4,871	6,181
General, administrative and other	10,343	5,527
Total noninterest expense	$49,108	$43,953

Noninterest expenses were $5.2 million higher in the first quarter of 2025 due to a $1.3 million increase in compensation and benefits and a $4.8 million increase in general, administrative and other expenses which were partially offset by a $1.3 million decrease in occupancy expenses. The increase in compensation and benefits was primarily due to wage increases in 2025 and increases in employee benefits and employer taxes, which were partially offset by a 3% reduction in FTEs. The increase in general, administrative and other expenses was due to the recovery of $3.2 million in merger expenses in the fourth quarter of 2024 and $2.1 million of merger related expenses incurred in the first quarter of 2025. The decrease in occupancy costs was primarily due to lease impairment costs recognized in the fourth quarter of 2024.

First Quarter of 2025 Compared to First Quarter of 2024

Non-core amounts: For the first quarter of 2025, non-core items include $2.1 million of merger related expenses. During the first quarter of 2024, non-core items include $2.6 million of merger related expenses.

General: Our net loss and loss before income taxes were $4.5 million and $4.8 million, respectively, in the first quarter of 2025, as compared to $7.5 million and $10.6 million, respectively, in the first quarter of 2024. Our core net loss and core net loss before income taxes, which exclude the impact of merger related expenses, was $2.9 million and $2.7 million in the first quarter of 2025, as compared to core net loss of $5.5 million and core loss before income taxes of $8.0 million in the first quarter of 2024. The $5.3 million decrease in core loss before income taxes was primarily due to higher net interest income, higher noninterest income and a decrease in noninterest expense, partially offset by an increase in provision for credit losses.

Income Taxes: Due to our cumulative losses over the last three year period ended December 31, 2024, accounting rules required us to provide a valuation allowance for the balance of our deferred tax assets in the fourth quarter of 2024. As a result, we do not expect to recognize tax expense until the deferred tax assets valuation allowance no longer exists. The $0.3 million income tax benefit recognized in the first quarter of 2025 primarily relates to the reversal of the disparate tax effects on our AOCI resulting from the recording in the fourth quarter of 2024of a deferred tax valuation allowance for the deferred tax assets related to AOCI. Our effective tax rate in the first quarter of 2024 of 29.0% was higher than our statutory rate of 24.6% due to the impact of tax advantaged investments which creates a higher benefit due to our taxable loss.

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

	Quarter Ended March 31,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$6,198,659	$73,587	4.76%	$7,460,650	$86,427	4.60%
Investment securities (1)	1,055,336	9,509	3.60%	1,239,093	11,627	3.75%
FHLB Stock, Fed Funds and other	242,687	3,691	6.20%	388,462	5,571	5.76%
Total interest-earning assets	7,496,682	86,787	4.65%	9,088,205	103,625	4.54%
Noninterest-earning assets	374,252			413,984
Total assets	$7,870,934			$9,502,189
Interest-bearing liabilities:
Interest-bearing deposits: (2)
Demand deposits	$312,762	$287	0.37%	$324,210	$170	0.21%
Money market and savings	1,645,604	6,874	1.68%	1,840,023	7,380	1.60%
Certificates of deposit	2,919,241	31,076	4.32%	3,068,404	35,057	4.60%
Total	4,877,607	38,237	3.18%	5,232,637	42,607	3.27%
Borrowings:
Borrowings	1,011,111	11,364	4.50%	2,074,527	24,676	4.73%
Long-term debt	225,178	2,943	5.23%	224,812	3,107	5.51%
Total interest-bearing liabilities	6,113,896	52,544	3.47%	7,531,976	70,390	3.74%
Noninterest-bearing liabilities:
Demand deposits (2)	1,265,701			1,319,309
Other liabilities	86,537			113,277
Total liabilities	7,466,134			8,964,562
Shareholders' equity	404,800			537,627
Total liabilities and shareholders' equity	$7,870,934			$9,502,189
Net interest income		$34,243			$33,235
Net interest spread			1.18%			0.80%
Net interest margin			1.82%			1.44%
(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.0 million and $1.1 million for the quarters ended March 31, 2025 and 2024, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 2.52% and 2.61% for the quarters ended March 31, 2025 and 2024, respectively.

Net interest income in the first quarter of 2025 increased $1.1 million as compared to the first quarter of 2024 due primarily to an increase in net interest margin from 1.44% in the first quarter of 2024 to 1.82% in the first quarter of 2025. The increase in net interest margin is due to a 27 basis point decrease in the rates paid on interest-bearing liabilities and an 11 basis point increase in the yield on interest earning assets. The increase in yield on interest earning assets was primarily due to the sale of $990 million of lower yielding multifamily loans at the end of the fourth quarter of 2024. The decrease in rates on interest bearing liabilities are primarily due to our paydown at the end of 2024 and beginning of 2025 of higher cost borrowings and brokered certificates of deposit using the proceeds from the sale of multifamily loans.

Provision for Credit Losses: The $1.0 million provision for credit losses recognized during the first quarter of 2025 was due to a $3.3 million increase in specific reserves which was partially offset by lower general reserves resulting in part from lower loan balances. During the first quarter of 2024, the provision for credit losses reflect the stable balance of our loan portfolio, a minimal level of identified credit issues in our loan portfolio and the lack of significant expected credit issues arising in future periods.

Noninterest Income consisted of the following:

	Quarter Ended March 31,
(in thousands)	2025	2024

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$2,283	$1,986
CRE, multifamily and SBA	933	320
Loan servicing income	4,858	3,032
Deposit fees	2,071	2,241
Other	1,991	1,875
Total noninterest income	$12,136	$9,454
(1) May include loans originated as held for investment.

Noninterest income in the first quarter of 2025 increased from the first quarter of 2024 primarily due to a $0.9 million increase in gain on loan sales and a $1.8 million increase in loan servicing income. The gain on loan sales increased primarily due to an increase in CRE loan sales volume. The increase in loan servicing income is primarily due to an increase in the value of our single family mortgage servicing rights.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2025	2024

Single family servicing income, net
Servicing fees and other	$3,725	$3,839
Changes - amortization (1)	(1,582)	(1,428)
Net	2,143	2,411
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	271	618
Net gain (loss) from economic hedging (3)	1,016	(1,110)
Subtotal	1,287	(492)
Single Family servicing income	3,430	1,919

Commercial loan servicing income:
Servicing fees and other	2,782	2,515
Amortization of capitalized MSRs	(1,354)	(1,402)
Total	1,428	1,113
Total loan servicing income	$4,858	$3,032

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.4 million and $0.3 million for the quarters ended March 31, 2025 and 2024, respectively.

Noninterest Expense consisted of the following:

	Quarter Ended March 31,
(in thousands)	2025	2024

Noninterest expense
Compensation and benefits	$26,309	$28,011
Information services	7,585	7,342
Occupancy	4,871	5,434
General, administrative and other	10,343	11,377
Total noninterest expense	$49,108	$52,164

The $3.1 million decrease in noninterest expense in the first quarter of 2025 as compared to the first quarter of 2024 was primarily due to $1.7 million lower compensation and benefit costs, $0.6 million lower occupancy costs and $1.0 million lower general and administrative costs. The decrease in compensation and benefit costs was primarily due to an 11% decrease in FTE and lower medical costs, which was partially offset by wage increases in the first quarter of 2025. The decrease in occupancy costs is primarily due to reductions in leased space from branch closures in 2024. The decrease in general and administrative costs reflects the efforts made to eliminate or defer nonessential expenses.

Financial Condition

During the first quarter of 2025, our total assets decreased $320 million due primarily to a $169 million decrease in loans held for investment and a $154 million decrease in cash. In the first quarter of 2025, total liabilities decreased $324 million due to a $323 million decrease in deposits. The decrease in deposits was primarily due to a $454 million decrease in brokered certificates of deposit which was partially offset by a $131 million increase in non-brokered deposits.

Credit Risk Management

During the first quarter of 2025, our ratios of nonperforming assets to total assets and total loans delinquent over 30 days, including nonaccrual loans, increased slightly primarily due to a decrease in our loans held for investment. As of March 31, 2025, our ratio of nonperforming assets to total assets was 0.75% as compared to 0.71% at December 31, 2024, and our ratio of total loans delinquent over 30 days, including nonaccrual loans, to total loans was 1.09% as compared to 1.06% at December 31, 2024. During the first quarter of 2025, we increased the specific reserves for a syndicated commercial loan by $3.9 million based on updated analysis of the collateral support for this loan.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	At March 31, 2025		At December 31, 2024
(dollars in thousands)	Amount	Rate (1)	Amount	Rate (1)

CRE
Non-owner occupied CRE	$1,658	0.30%	$1,739	0.30%
Multifamily	13,287	0.45%	14,909	0.50%
Construction/land development
Multifamily construction	468	0.72%	849	0.86%
CRE construction	73	0.66%	66	0.60%
Single family construction	5,704	1.74%	6,737	2.10%
Single family construction to permanent	140	0.45%	184	0.44%
Total	21,330	0.55%	24,484	0.61%
Commercial and industrial loans
Owner occupied CRE	598	0.18%	576	0.16%
Commercial business	10,648	3.61%	6,886	2.23%
Total	11,246	1.77%	7,462	1.12%
Consumer loans
Single family	3,702	0.37%	3,610	0.35%
Home equity and other	3,356	0.80%	3,187	0.77%
Total	7,058	0.50%	6,797	0.47%
Total ACL	$39,634	0.66%	$38,743	0.63%
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

At March 31, 2025 and December 31, 2024, the Bank had available borrowing capacity of $1.0 billion and $1.3 billion, respectively, from the FHLB, and $2.0 billion and $1.6 billion, respectively, from the FRBSF and $949 million and $1.0 billion under borrowing lines established with other financial institutions.

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

Cash Flows

For the quarter ended March 31, 2025, cash and cash equivalents decreased by $154 million compared to an increase of $105 million during the quarter ended March 31, 2024. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the quarter ended March 31, 2025, net cash of $23 million was used in operating activities, as cash generated from operations was offset by cash used to fund LHFS in excess of proceeds from the sale of loans and increases in trading securities. For the quarter ended March 31, 2024, net cash of $8 million was used in operating activities, as cash generated from operations was offset by an increases in trading securities and other assets.

Cash flows from investing activities

The Company's investing activities primarily include AFS investment securities and loans originated as held for investment. For the quarter ended March 31, 2025, net cash of $191 million was provided by investing activities primarily from principal repayments on AFS securities and by LHFI principal repayments, net of originations. For the quarter ended March 31, 2024, net cash of $36 million was provided by investing activities primarily from principal repayments on AFS securities, partially offset by the origination of LHFI, net of principal repayments and net FHLB stock purchases.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and proceeds from borrowings. For the quarter ended March 31, 2025, net cash of $323 million was used in financing activities, primarily due to a decrease in brokered certificates of deposit. For the quarter ended March 31, 2024, net cash of $76 million was provided by financing activities, primarily due to an increase in short-term and long-term borrowings, partially offset by decreases in deposits.

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

These commitments include the following:

(in thousands)	At March 31, 2025	At December 31, 2024

Unused consumer portfolio lines	$627,326	$609,930
Commercial portfolio lines (1)	548,536	523,415
Commitments to fund loans	31,590	56,417
Total	$1,207,452	$1,189,762
(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments were $348 million and $306 million at March 31, 2025 and December 31, 2024, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as compared to the respective regulatory requirements applicable to them:

	At March 31, 2025
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$533,304	6.62%	$322,084	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	473,304	8.76%	243,161	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	533,304	9.87%	324,214	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	674,401	12.48%	432,286	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$681,006	8.46%	$321,913	4.0%	$402,391	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	681,006	12.61%	243,035	4.5%	351,050	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	681,006	12.61%	324,047	6.0%	432,062	8.0%
Total risk-based capital (to risk-weighted assets)	723,518	13.40%	432,062	8.0%	540,078	10.0%

	At December 31, 2024
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$537,057	5.77%	$372,319	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	477,057	8.62%	249,109	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	537,057	9.70%	332,145	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	677,225	12.23%	442,860	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$678,869	7.30%	$372,132	4.0%	$465,165	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	678,869	12.27%	249,000	4.5%	359,667	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	678,869	12.27%	332,001	6.0%	442,667	8.0%
Total risk-based capital (to risk-weighted assets)	720,498	13.02%	442,667	8.0%	553,334	10.0%

As of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though both the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At March 31, 2025, capital conservation buffers for the Company and the Bank were 3.87% and 5.40%, respectively.

The Company did not declare a cash dividend in the quarter and currently does not plan to pay any quarterly dividends in 2025. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions.

We had no material commitments for capital expenditures as of March 31, 2025.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with GAAP, we use certain use certain non-GAAP measures of financial performance.

In this Form 10-Q, we use the following non-GAAP measures: (i) tangible common equity and tangible assets as we believe this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios; (ii) core net income (loss) and effective tax rate on core net income (loss) before income taxes, which excludes the loss on the sale of $990 million of multifamily loans in the fourth quarter of 2024 due to the unusual nature and size of the loan sale, the deferred tax asset valuation allowance recognized in the fourth quarter of 2024 because it is a significant unusual item, loss on debt extinguishment in the fourth quarter of 2024 and merger related expenses and the related tax impact as we believe this measure is a better comparison to be used for projecting future results; and, (iii) core noninterest expenses which excludes the loss on debt extinguishment in the fourth quarter of 2024 and merger related expenses as we believe this measure is a better comparison to be used for projecting future noninterest expenses, and (iv) efficiency ratio which is the ratio of noninterest expense to the sum of net interest income and noninterest income, excluding certain items of income or expense considered non-core and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income taxes and we believe including them in noninterest expense impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income taxes.

These supplemental performance measures, as well as additional measures derived from these supplemental performance measures, may vary from, and may not be comparable to, similarly titled measures provided by other companies in our industry. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirements.

We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate a comparison of our performance to prior periods. We believe these measures are frequently used by securities analysts, investors and other parties in the evaluation of companies in our industry. These non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP. In the information below, we have provided reconciliations of, where applicable, the most comparable GAAP financial measures to the non-GAAP measures used in this Form 10-Q, or a computation of the measure.

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures or the computation of the measure:

	For the Quarter Ended
(in thousands, except ratio, rate and share data)	March 31, 2025	December 31, 2024	March 31, 2024

Core net income (loss)
Net income (loss)	$(4,465)	$(123,327)	$(7,497)
Adjustments (tax effected)
Loss on loan sale	—	67,058	—
Merger related expenses (recoveries)	1,599	(2,534)	2,028
Loss on debt extinguishment	—	353	—
Deferred tax asset valuation allowance	—	53,310	—
Total	$(2,866)	$(5,140)	$(5,469)
Core net income (loss) per fully diluted share
Fully diluted shares	18,920,808	18,857,565	18,856,870
Computed amount	$(0.15)	$(0.27)	$(0.29)

Return on average tangible equity (annualized)
Average shareholders' equity	$404,800	$529,299	$537,627
Less: Average intangibles	(6,976)	(7,542)	(9,403)
Average tangible equity	397,824	521,757	528,224

Net income (loss)	$(4,465)	$(123,327)	$(7,497)
Adjustments (tax effected)
Amortization of core deposit intangibles	374	487	488
Tangible income applicable to shareholders	$(4,091)	$(122,840)	$(7,009)

Ratio	(4.2)%	(93.7)%	(5.3)%

Return on average tangible equity (annualized) - Core
Average tangible equity	$397,824	$521,757	$528,224
Core net income (loss) (per above)	$(2,866)	$(5,140)	$(5,469)
Adjustments (tax effected)
Amortization on core deposit intangibles	374	487	488
Tangible income (loss) applicable to shareholders	$(2,492)	$(4,653)	$(4,981)

Ratio	(2.5)%	(3.5)%	(3.8)%

Return on average equity (annualized) - Core
Average shareholders' equity (per above)	$404,800	$529,299	$537,627
Core net income (loss) (per above)	(2,866)	(5,140)	(5,469)

Ratio	(2.9)%	(3.9)%	(4.1)%

Efficiency ratio
Noninterest expense
Total	$49,108	$43,953	$52,164
Adjustments:
Merger related expenses or recoveries	(2,050)	3,249	(2,600)
Loss on debt extinguishment	—	(452)	—
State of Washington taxes	(386)	(157)	(452)
Adjusted total	$46,672	$46,593	$49,112

	For the Quarter Ended
(in thousands, except ratio, rate and share data)	March 31, 2025	December 31, 2024	March 31, 2024

Total revenues
Net interest income	$33,221	$29,616	$32,151
Noninterest income	12,136	(78,124)	9,454
Loss on loan sale	—	88,818	—
Total	$45,357	$40,310	$41,605

Ratio	102.9%	115.6%	118.0%

Return on Average assets (annualized) - Core
Average Assets	$7,870,934	$9,127,103	$9,502,189
Core net income (loss) - per above	(2,866)	(5,140)	(5,469)

Ratio	(0.15)%	(0.22)%	(0.23)%

Effective tax rate used in computations above (1)	22.0%	22.0%	22.0%

(1)     Effective tax rate indicated is used for all adjustments except the loss on loan sale. The gross effective tax rate of 24.5% was used for the loss on loan sale due to the large size of the loss in relation to permanent differences that could impact our gross effective rate.

	As of
(in thousands, except ratio, rate and share data)	March 31, 2025	December 31, 2024

Tangible book value per share
Shareholders' equity	$400,751	$396,997
Less: Intangible assets	(6,662)	(7,141)
Tangible shareholder's equity	$394,089	$389,856

Common shares outstanding	18,920,808	18,857,565

Computed amount	$20.83	$20.67

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$394,089	$389,856
Tangible assets
Total assets	$7,803,631	$8,123,698
Less: Intangible assets	(6,662)	(7,141)
Net	$7,796,969	$8,116,557

Ratio	5.1%	4.8%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals:

	At March 31, 2025
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$252,162	$—	$—	$—	$—	$—	$—	$—	$252,162
FHLB Stock	$45,047	—	—	—	—	—	4,873	—	49,920
Investment securities (1)	173,529	86,937	29,729	105,151	160,634	481,289	18,049	—	1,055,318
LHFS	34,734	—	—	—	—	—	—	—	34,734
LHFI (1)	1,304,541	389,786	583,830	1,685,376	1,297,590	736,877	65,216	—	6,063,216
Total	1,810,013	476,723	613,559	1,790,527	1,458,224	1,218,166	88,138	—	7,455,350
Non-interest-earning assets	—	—	—	—	—	—	—	348,281	348,281
Total assets	$1,810,013	$476,723	$613,559	$1,790,527	$1,458,224	$1,218,166	$88,138	$348,281	$7,803,631
Interest-bearing liabilities:
Demand deposit accounts (2)	$327,400	$—	$—	$—	$—	$—	$—	$—	$327,400
Savings accounts (2)	233,240	—	—	—	—	—	—	—	233,240
Money market accounts (2)	1,437,024	—	—	—	—	—	—	—	1,437,024
Certificates of deposit	1,318,840	983,308	492,262	19,573	2,713	1	1	—	2,816,698
FHLB advances	—	—	450,000	550,000	—	—	—	—	1,000,000
FRB borrowings	—	—	—	—	—	—	—	—	—
Long-term debt (3)	61,857	(1,415)	—	164,781	—	—	—	—	225,223
Total	3,378,361	981,893	942,262	734,354	2,713	1	1	—	6,039,585
Non-interest bearing liabilities	—	—	—	—	—	—	—	1,363,295	1,363,295
Shareholders' Equity	—	—	—	—	—	—	—	400,751	400,751
Total liabilities and shareholders' equity	$3,378,361	$981,893	$942,262	$734,354	$2,713	$1	$1	$1,764,046	$7,803,631
Interest sensitivity gap	$(1,568,348)	$(505,170)	$(328,703)	$1,056,174	$1,455,511	$1,218,165	$88,137
Cumulative interest sensitivity gap
Total	$(1,568,348)	$(2,073,518)	$(2,402,221)	$(1,346,047)	$109,464	$1,327,629	$1,415,766
As a % of total assets	(20)%	(27)%	(31)%	(17)%	1%	17%	18%
As a % of cumulative interest-bearing liabilities	54%	52%	55%	78%	102%	122%	123%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of March 31, 2025, the Company is considered liability sensitive as exhibited by the gap table above and our net interest income sensitivity analysis.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of March 31, 2025 and December 31, 2024 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and parallel shift in market interest rates and no change in the composition or size of the balance sheet.

	At March 31, 2025		At December 31, 2024
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+300	(6.8)%	(11.1)%	(4.0)%	(14.5)%
+200	(3.9)%	(4.9)%	(1.5)%	(6.6)%
+100	(1.7)%	(2.3)%	(0.5)%	(2.6)%
-100	1.4%	(0.2)%	0.3%	(0.2)%
-200	2.5%	(2.8)%	0.1%	(3.8)%
-300	7.3%	(6.4)%	—%	(12.3)%
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

The changes in interest rate sensitivity between December 31, 2024 and March 31, 2025 reflected the impact of lower market interest rates, a slightly steepened yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

Current Banking Environment

Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the higher interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. Reliance on secondary funding sources could increase the Company's overall cost of funding and reduce net interest income. As of March 31, 2025, the Company had available contingent liquidity of $5.5 billion which is equal to 91% of its total deposits and the level of uninsured deposits was 9% of total deposits. The Company believes it has sufficient liquidity to meet its current needs.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1ARISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position. There have been no material changes in our risk factors from those described in our 2024 Annual Report on Form 10-K, other than the risk factors set forth below.

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

Before the Merger may be completed, various consents, approvals, waiver or non-objections must be obtained from state and federal governmental authorities, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”), the California Department of Financial Protection and Innovation (“DFPI”),the Director of the State of Washington Department of Financial Institutions, and certain applications or notices must be filed with the Oregon Department of Consumer and Business Services (the “ODCBS”) and the Hawaii Department of Commerce and Consumer Affairs (the “HDCCA”) with respect to Mechanics Bank maintaining the existing HomeStreet Bank offices in such states. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquires, investigations or opposition; or changes in legislation or the political environment generally. Some recent transactions comparable to the Merger have encountered lengthy delays, and the Merger may be subject to similar delays in obtaining its required approvals.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reducing the anticipated benefits of the Merger if the Merger were consummated successfully within the expected time frame. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger, as Mechanics Bank and its affiliates are not required (and without the consent of Mechanics Bank, HomeStreet and its subsidiaries are not permitted) to take, or agree to take, any action or agree to any condition or restriction in connection with obtaining the required permits, authorizations, consents, orders or approvals of governmental entities that would reasonably be expected to have, either individually or in the aggregate, a material adverse effect (as defined in the Merger Agreement) on HomeStreet and its subsidiaries, taken as a whole, after giving effect to the Merger (a “material burdensome condition”). Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.

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

Combining the Company and Mechanics Bank may be more difficult, costly, or time-consuming than expected, and the combined company may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Company and Mechanics Bank. To realize the anticipated benefits and cost savings from the Merger, the Company and Mechanics Bank must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If the Company and Mechanics Bank are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the Merger, which may adversely affect the value of the common stock of the combined company following the completion of the Merger.

The Company and Mechanics Bank have operated and, until the completion of the Merger, must continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of the Company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. In addition, the loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of the Company’s common stock. Integration efforts between the companies may also divert management attention and resources.

Failure to complete the Merger could negatively impact the Company.

If the Merger is not completed for any reason, including as a result of the Company’s shareholders’ failure to approve the HomeStreet articles amendment proposal or the HomeStreet share issuance proposal or Mechanics Bank shareholders’ failure to approve the Merger proposal by written consent, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the ongoing business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline, including to the extent that the current market prices reflect a market presumption that the Merger will be completed. The Company or Mechanics Bank could also be subject to litigation related to any failure to complete the Merger, including litigation seeking to force the Company and/or Mechanics Bank to perform their respective obligations under the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $10 million to Mechanics Bank.

In addition, the Company has incurred and will incur substantial expenses in connection with the completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of preparing, filing, printing and mailing the proxy statement/prospectus/consent solicitation statement, and all filing and other fees paid in connection with the Merger. If the Merger is not completed, the Company would have to pay these expenses without realizing the expected benefits of the Merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management’s attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to the Company’s ongoing business during the pendency of the Merger, could have a material adverse effect on the Company’s businesses, financial conditions and results of operations.

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

Issuance of shares of common stock to Mechanics Bank shareholders in connection with the Merger may adversely affect the market price of the Company’s common stock.

The Merger is structured as a reverse merger whereby the existing shareholders of Mechanics Bank will receive common stock in the Company in exchange for their Mechanics Bank shares. Upon completion of the Merger, the Company will be renamed Mechanics Bancorp and remain a publicly traded company and the Company will issue approximately 202 million shares of common stock to Mechanics Bank shareholders. The issuance of these new shares of the Company’s common stock may result in fluctuations in the market price of the Company’s common stock, including a stock price decrease, including as a result of the dilution caused by such issuance.

In connection with the Merger, the Company’s outstanding debt obligations under its indentures will remain outstanding, and the combined company’s level of indebtedness following the completion of the Merger could adversely affect the combined company’s ability to raise additional capital or to meet its obligations.

In connection with the Merger the Company’s outstanding debt obligations under the indentures will remain outstanding. This debt, together with any future incurrence of additional indebtedness, could have important consequences for the combined company’s creditors and the combined company’s shareholders. For example, it could:

•limit the combined company’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•restrict the combined company from making strategic acquisitions or cause the combined company to make non-strategic divestitures;
•restrict the combined company from paying dividends to its shareholders;
•increase the combined company’s vulnerability to general economic and industry conditions; and
•require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the combined company’s indebtedness, thereby reducing the combined company’s ability to use cash flows to fund its operations, capital expenditures and future business opportunities.

The announcement of the proposed Merger could disrupt the Company’s relationships with its customers, suppliers, business partners and others, as well as its operating results and businesses generally.

Whether or not the Merger is ultimately consummated, as a result of uncertainty related to the proposed transactions, risks relating to the impact of the announcement of the Merger on the Company’s businesses include the following:

•its employees may experience uncertainty about their future roles, which might adversely affect the Company’s ability to retain and hire key personnel and other employees;
•customers, suppliers, business partners and other parties with which the Company maintain business relationships may experience uncertainty about the Company's future and seek alternative relationships with third parties, seek to alter their business relationships with the Company or fail to extend an existing relationship with the Company; and
•The Company has expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Merger.

If any of the aforementioned risks were to materialize, they could lead to significant costs or lost opportunities which may impact the Company's results of operations and financial condition.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire the Company.

The Merger Agreement contains “no shop” covenants that restrict the Company’s ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any alternative acquisition proposals, subject to certain exceptions. These provisions, in addition to a $10 million termination fee payable by the Company under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company from considering or making that acquisition proposal.

Holders of Company common stock will have a substantially reduced ownership and voting interest in the combined company after the consummation of the Merger.

Shareholders of the Company currently have the right to vote in the election of the board of directors and on other matters affecting the Company. When the Merger is completed, each Company shareholder will become a shareholder of the combined company, with a percentage ownership of the shares of common stock of the combined company that is substantially smaller than the holder’s percentage ownership in the Company’s common stock individually prior to the consummation of the Merger. The current Company shareholders are estimated to own approximately 8.3% of the outstanding shares of the combined company on an economic basis and 8.7% of the voting power in the combined company immediately after the merger. Following the consummation of the Merger, a controlling shareholder and its controlled affiliates will control approximately 74.3% of the voting power of the combined company. Accordingly, Company shareholders are expected to have less influence over the management and policies of the combined company after the closing of the Merger than they now have on the management and policies of the Company

Shareholder litigation related to the merger could prevent or delay the completion of the Merger, result in the payment of damages or otherwise negatively impact the business and operations of the Company.

Shareholders of Mechanics Bank or the Company may file lawsuits against Mechanics Bank, the Company and/or the directors and officers of either company in connection with the Merger. One of the conditions to the closing is that there must be no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement. If any plaintiff were successful in obtaining an injunction prohibiting Mechanics Bank or the Company from completing the Merger or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in significant costs to Mechanics Bank or the Company, including any cost associated with the indemnification of directors and officers of each company. Mechanics Bank and the Company may incur costs in connection with the defense or settlement of any stockholder or shareholder lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on the financial condition and results of operations of Mechanics Bank and the Company and could prevent or delay the completion of the Merger.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
There were no sales of unregistered securities during the first quarter of 2025.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

During the quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 8, 2025.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)