Form 10-Q
period 2025-06-30
HomeStreet, Inc.
filed 2025-08-06
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
OR
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
Yes ☐  No ☒
The number of outstanding shares of the registrant's common stock as of August 4, 2025 was 18,920,808.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$201,080	$406,600
Investment securities	1,030,981	1,057,006
Loans held for sale ("LHFS")	48,783	20,312
Loans held for investment ("LHFI") (net of allowance for credit losses of $45,806 and $38,743)	5,887,333	6,193,053
Mortgage servicing rights ("MSRs")	100,493	99,466
Premises and equipment, net	44,348	47,201
Other real estate owned ("OREO")	2,820	2,820
Intangible assets	6,184	7,141
Other assets	287,301	290,099
Total assets	$7,609,323	$8,123,698
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$5,857,284	$6,413,021
Borrowings	1,040,000	1,000,000
Long-term debt	225,316	225,131
Accounts payable and other liabilities	83,742	88,549
Total liabilities	7,206,342	7,726,701
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares; issued and outstanding, 18,920,808 shares and 18,857,565 shares	234,026	233,185
Retained earnings	242,136	251,013
Accumulated other comprehensive income (loss)	(73,181)	(87,201)
Total shareholders' equity	402,981	396,997
Total liabilities and shareholders' equity	$7,609,323	$8,123,698
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

Interest income:
Loans	$71,811	$87,323	$145,235	$173,579
Investment securities	8,596	10,160	17,246	20,874
Cash, Fed Funds and other	2,635	3,640	6,326	9,211
Total interest income	83,042	101,123	168,807	203,664
Interest expense:
Deposits	34,514	43,535	72,751	86,142
Borrowings	14,658	27,887	28,965	55,670
Total interest expense	49,172	71,422	101,716	141,812
Net interest income	33,870	29,701	67,091	61,852
Provision for credit losses	6,000	—	7,000	—
Net interest income after provision for credit losses	27,870	29,701	60,091	61,852
Noninterest income:
Net gain on loan origination and sale activities	3,235	3,036	6,451	5,342
Loan servicing income	7,550	3,410	12,408	6,442
Deposit fees	2,116	2,209	4,187	4,450
Other	2,199	4,572	4,190	6,447
Total noninterest income	15,100	13,227	27,236	22,681
Noninterest expense:
Compensation and benefits	26,014	27,616	52,323	55,627
Information services	7,441	7,580	15,026	14,922
Occupancy	4,868	5,130	9,739	10,564
General, administrative and other	9,428	10,605	19,771	21,982
Total noninterest expense	47,751	50,931	96,859	103,095
Income (loss) before income taxes	(4,781)	(8,003)	(9,532)	(18,562)
Income tax (benefit) expense	(369)	(1,765)	(655)	(4,827)
Net income (loss)	$(4,412)	$(6,238)	$(8,877)	$(13,735)

Net income (loss) per share:
Basic	$(0.23)	$(0.33)	$(0.47)	$(0.73)
Diluted	(0.23)	(0.33)	(0.47)	(0.73)
Weighted average shares outstanding:
Basic	18,920,808	18,857,566	18,920,808	18,857,218
Diluted	18,920,808	18,857,566	18,920,808	18,857,218

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Net income (loss)	$(4,412)	$(6,238)	$(8,877)	$(13,735)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale ("AFS")	6,403	(2,505)	14,696	(8,264)
Other comprehensive income (loss) before tax	6,403	(2,505)	14,696	(8,264)
Income tax impact of:
Unrealized gain (loss) on investment securities AFS	1,237	(620)	3,271	(1,897)
Total	1,237	(620)	3,271	(1,897)
Unrealized disparate impact of deferred tax assets valuation allowance - AOCI	868	—	2,595	—
Other comprehensive income (loss)	6,034	(1,885)	14,020	(6,367)
Total comprehensive income (loss)	$1,622	$(8,123)	$5,143	$(20,102)
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity

For the quarter ended June 30, 2024
Balance, March 31, 2024	18,857,565	$230,814	$387,860	$(91,341)	$527,333
Net income (loss)	—	—	(6,238)	—	(6,238)
Share-based compensation expense	—	907	—	—	907
Other comprehensive income (loss)	—	—	—	(1,885)	(1,885)
Balance, June 30, 2024	18,857,565	$231,721	$381,622	$(93,226)	$520,117

For the six months ended June 30, 2024
Balance, December 31, 2023	18,810,055	$229,889	$395,357	$(86,859)	$538,387
Net income (loss)	—	—	(13,735)	—	(13,735)
Share-based compensation expense	—	1,966	—	—	1,966
Common stock issued - Stock grants	60,483	—	—	—	—
Other comprehensive income (loss)	—	—	—	(6,367)	(6,367)
Common stock repurchased	(12,973)	(134)	—	—	(134)
Balance, June 30, 2024	18,857,565	$231,721	$381,622	$(93,226)	$520,117

For the quarter ended June 30, 2025
Balance, March 31, 2025	18,920,808	$233,418	$246,548	$(79,215)	$400,751
Net income (loss)	—	—	(4,412)	—	(4,412)
Share-based compensation expense	—	608	—	—	608
Other comprehensive income	—	—	—	6,034	6,034
Balance, June 30, 2025	18,920,808	$234,026	$242,136	$(73,181)	$402,981

For the six months ended June 30, 2025
Balance, December 31, 2024	18,857,565	$233,185	$251,013	$(87,201)	$396,997
Net income (loss)	—	—	(8,877)	—	(8,877)
Share-based compensation expense	—	1,200	—	—	1,200
Common stock issued - Stock grants	94,688	—	—	—	—
Other comprehensive income (loss)	—	—	—	14,020	14,020
Common stock repurchased	(31,445)	(359)	—	—	(359)
Balance, June 30, 2025	18,920,808	$234,026	$242,136	$(73,181)	$402,981
See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,877)	$(13,735)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for credit losses	7,000	—
Depreciation and amortization, premises and equipment	2,994	3,339
Amortization of premiums and discounts: investment securities, deposits, debt	1,061	1,104
Operating leases: excess of payments over amortization	(1,460)	(1,627)
Amortization of finance leases	43	99
Amortization of core deposit intangibles	957	1,250
Amortization of deferred loan fees and costs	(845)	(238)
Share-based compensation expense	1,200	1,966
Deferred income tax (benefit) expense	(676)	(7,662)
Origination of LHFS	(280,713)	(199,488)
Proceeds from sale of LHFS	255,810	191,557
Net fair value adjustment and gain on sale of LHFS	(2,030)	(1,440)
Origination of MSRs	(2,372)	(1,927)
Change in fair value of MSRs	(1,464)	1,994
Amortization of servicing rights	2,809	2,861
Net decrease (increase) in trading securities	(5,869)	(1,404)
Decrease (increase) in other assets	7,346	(8,341)
Increase (decrease) in accounts payable and other liabilities	(7,204)	2,096
Net cash used in operating activities	(32,290)	(29,596)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on investment securities	45,791	110,008
Proceeds from sale of OREO	—	126
Net (increase) decrease in LHFI	298,019	41,689
Purchases of premises and equipment	(149)	(6,347)
Proceeds from sale of Federal Home Loan Bank stock	55,343	111,965
Purchases of Federal Home Loan Bank stock	(56,385)	(134,397)
Net cash provided by investing activities	342,619	123,044

	Six Months Ended June 30,
(in thousands)	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	(555,813)	(231,287)
Changes in short-term borrowings, net	40,000	276,000
Proceeds from other long-term borrowings	—	585,000
Repayment of other long-term borrowings	—	(720,000)
Repayment of finance lease principal	(36)	(94)
Net cash used in financing activities	(515,849)	(90,381)
Net increase (decrease) in cash and cash equivalents	(205,520)	3,067
Cash and cash equivalents, beginning of year	406,600	215,664
Cash and cash equivalents, end of period	$201,080	$218,731
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunds received) during the period for:
Interest	$103,693	$152,038
Federal and state income taxes	(4,509)	(676)
Non-cash activities:
Increase in lease assets and lease liabilities	3,027	1,833
Loans transferred from LHFI to LHFS, net	1,538	793
Ginnie Mae loans recognized with the right to repurchase, net	3,521	130
Repurchase of common stock-award shares	359	134
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

NOTE 2–INVESTMENT SECURITIES:
The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and held-to-maturity ("HTM"):

	At June 30, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$164,411	$201	$(4,652)	$159,960
Commercial	54,248	—	(5,405)	48,843
Collateralized mortgage obligations ("CMOs"):
Residential	325,145	44	(24,475)	300,714
Commercial	56,190	—	(3,945)	52,245
Municipal bonds	426,258	107	(54,783)	371,582
Corporate debt securities	31,121	—	(5,575)	25,546
U.S. Treasury securities	22,129	—	(1,631)	20,498
Agency debentures	9,448	—	(735)	8,713
Total	$1,088,950	$352	$(101,201)	$988,101
HTM
Municipal bonds	$2,265	$—	$(12)	$2,253

	At December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$174,887	$229	$(7,654)	$167,462
Commercial	54,620	—	(6,978)	47,642
CMOs:
Residential	349,348	36	(31,940)	317,444
Commercial	59,725	14	(4,794)	54,945
Municipal bonds	433,162	95	(54,998)	378,259
Corporate debt securities	31,136	—	(6,192)	24,944
U.S. Treasury securities	22,306	—	(2,319)	19,987
Agency debentures	10,320	—	(1,044)	9,276
Total	$1,135,504	$374	$(115,919)	$1,019,959
HTM
Municipal bonds	$2,301	$—	$(28)	$2,273

At June 30, 2025, and December 31, 2024, the Company held $41 million and $35 million, respectively, of trading securities, consisting of US Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and included within investment securities on the balance sheet. For the quarters ended June 30, 2025 and 2024, the Company had net gains of $0.2 million and net losses of $0.3 million on trading securities, respectively, and for the six months ended June 30, 2025 and 2024, the Company had net gains of $1.0 million and net losses of $0.9 million on trading securities, respectively, which were recorded in servicing income.

MBS and CMOs represent securities issued or guaranteed by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2025 and December 31, 2024, substantially all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon nationally recognized statistical rating organizations where available and, where not available, based upon internal ratings.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position:

	At June 30, 2025
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(2)	$526	$(4,650)	$151,754	$(4,652)	$152,280
Commercial	—	—	(5,405)	48,843	(5,405)	48,843
CMOs:
Residential	(13)	11,685	(24,462)	268,109	(24,475)	279,794
Commercial	(1)	3,067	(3,944)	49,178	(3,945)	52,245
Municipal bonds	(349)	15,285	(54,434)	343,646	(54,783)	358,931
Corporate debt securities	—	—	(5,575)	25,546	(5,575)	25,546
U.S. Treasury securities	—	—	(1,631)	20,498	(1,631)	20,498
Agency debentures	—	—	(735)	8,713	(735)	8,713
Total	$(365)	$30,563	$(100,836)	$916,287	$(101,201)	$946,850
HTM
Municipal bonds	$—	$—	$(12)	$2,253	$(12)	$2,253

	At December 31, 2024
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$(2)	$532	$(7,652)	$158,044	$(7,654)	$158,576
Commercial	—	—	(6,978)	47,642	(6,978)	47,642
CMOs:
Residential	(78)	7,481	(31,862)	293,297	(31,940)	300,778
Commercial	—	—	(4,794)	51,834	(4,794)	51,834
Municipal bonds	(810)	28,361	(54,188)	340,571	(54,998)	368,932
Corporate debt securities	—	—	(6,192)	24,944	(6,192)	24,944
U.S. Treasury securities	—	—	(2,319)	19,987	(2,319)	19,987
Agency debentures	—	—	(1,044)	9,276	(1,044)	9,276
Total	$(890)	$36,374	$(115,029)	$945,595	$(115,919)	$981,969
HTM
Municipal bonds	$—	$—	$(28)	$2,273	$(28)	$2,273

The Company has evaluated AFS securities in an unrealized loss position and has determined the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of June 30, 2025 or December 31, 2024. The Company bases this conclusion in part on its periodic review of the credit ratings of the AFS securities or reviews of the financial condition of the issuers. In addition, as of June 30, 2025 and December 31, 2024, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield:

	At June 30, 2025
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$39,308	3.54%	$55,342	2.99%	$276,932	2.89%	$371,582	2.97%
Corporate debt securities	—	—%	2,327	1.74%	23,219	4.44%	—	—%	25,546	4.20%
U.S. Treasury securities	—	—%	20,498	1.19%	—	—%	—	—%	20,498	1.19%
Agency debentures	—	—%	1,587	2.17%	4,031	2.22%	3,095	2.21%	8,713	2.21%
Total	$—	—%	$63,720	2.69%	$82,592	3.36%	$280,027	2.88%	$426,339	2.95%

HTM
Municipal bonds	2,253	2.31%	$—	—%	$—	—%	$—	—%	$2,253	2.31%

	At December 31, 2024
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$—	—%	$15,531	3.88%	$70,678	2.92%	$292,050	2.93%	$378,259	2.97%
Corporate debt securities	—	—%	2,735	2.08%	22,209	4.27%	—	—%	$24,944	4.03%
U.S. Treasury securities	—	—%	19,987	1.15%	—	—%	—	—%	$19,987	1.15%
Agency debentures	—	—%	1,770	2.13%	4,442	2.17%	3,064	2.14%	$9,276	2.15%
Total	$—	—%	$40,023	2.32%	$97,329	3.19%	$295,114	2.92%	$432,466	2.93%

HTM
Municipal bonds	$2,273	2.29%	$—	—%	$—	—%	$—	—%	$2,273	2.29%

The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security. Taxable-equivalent amounts are used where applicable. MBS and CMOs are excluded from the tables above because such securities are not due on a single maturity date. The weighted average yield of MBS and CMOs as of June 30, 2025 and December 31, 2024 was 3.01%.

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At June 30, 2025	At December 31, 2024

Federal Reserve Bank to secure borrowings	$864,307	$906,475
Washington, Oregon and California to secure public deposits	195,385	195,212
Other securities pledged	1,278	1,334
Total securities pledged as collateral	$1,060,970	$1,103,021

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little credit risk.

Tax-exempt interest income on investment securities was $2.6 million and $2.8 million for quarters ended June 30, 2025 and 2024, and $5.3 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively.

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

(in thousands)	At June 30, 2025	At December 31, 2024

CRE
Non-owner occupied CRE	$508,781	$570,750
Multifamily	2,895,342	2,992,675
Construction/land development	425,718	472,740
Total	3,829,841	4,036,165
Commercial and industrial loans
Owner occupied CRE	324,299	361,997
Commercial business	285,612	312,004
Total	609,911	674,001
Consumer loans
Single family	1,060,566	1,109,095
Home equity and other	432,821	412,535
Total (1)	1,493,387	1,521,630
Total LHFI	5,933,139	6,231,796
Allowance for credit losses ("ACL")	(45,806)	(38,743)
Total LHFI less ACL	$5,887,333	$6,193,053
(1)    Includes $1.0 million and $1.3 million of loans at June 30, 2025 and December 31, 2024, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

Loans totaling $3.2 billion and $4.0 billion at June 30, 2025 and December 31, 2024, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $1.9 billion and $1.4 billion at June 30, 2025 and December 31, 2024, respectively, were pledged to secure borrowings from the Federal Reserve Bank of San Francisco ("FRBSF").

Credit Risk Concentrations

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At June 30, 2025, and December 31, 2024 single family loans in the state of Washington represented 13% of the total LHFI portfolio. At June 30, 2025 and December 31, 2024, multifamily loans in California represented 30% of the total LHFI portfolio.

Credit Quality
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
As of June 30, 2025, the historical expected loss rates increased when compared to December 31, 2024 due to adverse risk migration. During the six months ended June 30, 2025, the qualitative factors decreased primarily due to improved collateral conditions. Additionally, over the two-year forecast period in the markets in which it operates, the Bank expects neutral economic forecasts and neutral to improving collateral forecasts.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for unfunded commitments was $1.1 million at both June 30, 2025 and December 31, 2024.

The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $23.5 million and $25.1 million at June 30, 2025 and December 31, 2024, respectively, and was reported in other assets in the consolidated balance sheets.
Activity in the ACL for LHFI and the allowance for unfunded commitments was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Beginning balance	$39,634	$39,677	$38,743	$40,500
Provision for credit losses	6,160	128	7,048	370
Net (charge-offs) recoveries	12	(64)	15	(1,129)
Ending balance	$45,806	$39,741	$45,806	$39,741

Allowance for unfunded commitments:
Beginning balance	$1,258	$1,581	$1,146	$1,823
Provision for credit losses	(160)	(128)	(48)	(370)
Ending balance	$1,098	$1,453	$1,098	$1,453

Provision for credit losses:
Allowance for credit losses - loans	$6,160	$128	$7,048	$370
Allowance for unfunded commitments	(160)	(128)	(48)	(370)
Total	$6,000	$—	$7,000	$—

Activity in the ACL for LHFI by loan portfolio and loan sub-class was as follows:

	Quarter Ended June 30, 2025
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$1,658	$—	$—	$133	$1,791
Multifamily	13,287	—	—	5,661	18,948
Construction/land development
Multifamily construction	468	—	—	691	1,159
CRE construction	73	—	—	(2)	71
Single family construction	5,704	—	—	(504)	5,200
Single family construction to permanent	140	—	—	10	150
Total	21,330	—	—	5,989	27,319
Commercial and industrial loans
Owner occupied CRE	598	—	—	12	610
Commercial business	10,648	(20)	25	497	11,150
Total	11,246	(20)	25	509	11,760
Consumer loans
Single family	3,702	—	1	(101)	3,602
Home equity and other	3,356	(27)	33	(237)	3,125
Total	7,058	(27)	34	(338)	6,727
Total ACL	$39,634	$(47)	$59	$6,160	$45,806

	Quarter Ended June 30, 2024
(in thousands)	Beginning balance	Charge-offs		Recoveries		Provision		Ending balance

CRE
Non-owner occupied CRE	$2,131	$—		$—		$(354)		$1,777
Multifamily	18,947	—		—		(1,877)		17,070
Construction/land development
Multifamily construction	1,621	—		—		350		1,971
CRE construction	188	—		—		(153)		35
Single family construction	5,578	—		—		(133)		5,445
Single family construction to permanent	435	—		—		(135)		300
Total	28,900	—		—		(2,302)		26,598
Commercial and industrial loans
Owner occupied CRE	836	—		—		(105)		731
Commercial business	2,646	(39)		39		2,949		5,595
Total	3,482	(39)	—	39	—	2,844	—	6,326
Consumer loans
Single family	4,273	—		1		(430)		3,844
Home equity and other	3,022	(87)		22		16		2,973
Total	7,295	(87)		23		(414)		6,817
Total ACL	$39,677	$(126)		$62		$128		$39,741

	Six Months Ended June 30, 2025
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$1,739	$—	$—	$52	$1,791
Multifamily	14,909	—	—	4,039	18,948
Construction/land development
Multifamily construction	849	—	—	310	1,159
CRE construction	66	—	—	5	71
Single family construction	6,737	—	—	(1,537)	5,200
Single family construction to permanent	184	—	—	(34)	150
Total	24,484	—	—	2,835	27,319
Commercial and industrial loans
Owner occupied CRE	576	—	—	34	610
Commercial business	6,886	(41)	50	4,255	11,150
Total	7,462	(41)	50	4,289	11,760
Consumer loans
Single family	3,610	—	3	(11)	3,602
Home equity and other	3,187	(67)	70	(65)	3,125
Total	6,797	(67)	73	(76)	6,727
Total ACL	$38,743	$(108)	$123	$7,048	$45,806

	Six Months Ended June 30, 2024
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

CRE
Non-owner occupied CRE	$2,610	$—	$—	$(833)	$1,777
Multifamily	13,093	—	—	3,977	17,070
Construction/land development
Multifamily construction	3,983	—	—	(2,012)	1,971
CRE construction	189	—	—	(154)	35
Single family construction	7,365	—	—	(1,920)	5,445
Single family construction to permanent	672	—	—	(372)	300
Total	27,912	—	—	(1,314)	26,598
Commercial and industrial loans
Owner occupied CRE	899	—	—	(168)	731
Commercial business	2,950	(1,120)	40	3,725	5,595
Total	3,849	(1,120)	40	3,557	6,326
Consumer loans
Single family	5,287	—	3	(1,446)	3,844
Home equity and other	3,452	(111)	59	(427)	2,973
Total	8,739	(111)	62	(1,873)	6,817
Total ACL	$40,500	$(1,231)	$102	$370	$39,741

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class and risk rating or delinquency status.

	At June 30, 2025
(in thousands)	2025	2024	2023	2022	2021	2020 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Non-owner occupied CRE
Pass	$3,958	$—	$1,411	$69,104	$70,716	$325,125	$(30)	$—	$470,284
Special Mention	—	—	—	—	—	22,483	—	—	22,483
Substandard	—	—	—	—	—	16,014	—	—	16,014
Total	3,958	—	1,411	69,104	70,716	363,622	(30)	—	508,781
Multifamily
Pass	6,748	—	76,265	1,506,962	614,383	417,712	—	—	2,622,070
Special Mention	—	—	15,571	50,387	28,052	61,785	—	—	155,795
Substandard	—	—	14,504	75,040	1,989	25,944	—	—	117,477
Total	6,748	—	106,340	1,632,389	644,424	505,441	—	—	2,895,342
Multifamily construction
Pass	—	—	34,709	—	—	—	—	—	34,709
Special Mention	—	—	—	10,460	—	—	—	—	10,460
Substandard	—	—	—	—	—	—	—	—	—
Total	—	—	34,709	10,460	—	—	—	—	45,169
CRE construction
Pass	—	737	7,465	—	—	—	—	—	8,202
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,771	—	—	3,771
Total	—	737	7,465	—	—	3,771	—	—	11,973
Single family construction
Pass	52,198	86,539	4,487	253	1,489	67	189,625	—	334,658
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	52,198	86,539	4,487	253	1,489	67	189,625	—	334,658
Single family construction to permanent
Current	1,805	8,318	3,835	12,694	6,667	599	—	—	33,918
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	1,805	8,318	3,835	12,694	6,667	599	—	—	33,918
Owner occupied CRE
Pass	1,746	3,938	8,882	56,735	33,754	177,364	—	—	282,419
Special Mention	—	—	—	6,053	4,442	28,230	—	—	38,725
Substandard	—	—	—	320	1,577	1,258	—	—	3,155
Total	1,746	3,938	8,882	63,108	39,773	206,852	—	—	324,299
Commercial business
Pass	484	25,311	14,305	18,507	18,593	41,806	120,928	797	240,731
Special Mention	—	364	93	1,035	1,733	2,359	996	—	6,580
Substandard	—	729	361	23,059	—	11,374	2,778	—	38,301
Total	484	26,404	14,759	42,601	20,326	55,539	124,702	797	285,612
Total commercial portfolio	$66,939	$125,936	$181,888	$1,830,609	$783,395	$1,135,891	$314,297	$797	$4,439,752

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status:

	At June 30, 2025
(in thousands)	2025	2024	2023	2022	2021	2020 and prior	Revolving	Revolving-term	Total

CONSUMER PORTFOLIO
Single family
Current	$571	$91	$29,553	$370,811	$296,464	$357,673	$—	$—	$1,055,163
Past due:
30-59 days	—	—	414	791	—	1,266	—	—	2,471
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	452	103	2,377	—	—	2,932
Total	571	91	29,967	372,054	296,567	361,316	—	—	1,060,566
Home equity and other
Current	967	851	735	1,133	84	1,781	420,778	4,614	430,943
Past due:
30-59 days	—	3	1	—	—	38	418	60	520
60-89 days	—	5	—	—	—	—	305	—	310
90+ days	—	2	—	—	—	5	1,041	—	1,048
Total	967	861	736	1,133	84	1,824	422,542	4,674	432,821
Total consumer portfolio (1)	$1,538	$952	$30,703	$373,187	$296,651	$363,140	$422,542	$4,674	$1,493,387
Total LHFI	$68,477	$126,888	$212,591	$2,203,796	$1,080,046	$1,499,031	$736,839	$5,471	$5,933,139

(1)    Includes $1.0 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in the consolidated income statements.

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

The following tables present a vintage analysis of the commercial and consumer portfolio segment by loan sub-class and gross charge-offs:

	At June 30, 2025
(in thousands)	2025	2024	2023	2022	2021	2020 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$—	$(21)	$—	$(20)	$—	$—	$(41)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(7)	(3)	—	—	(1)	(56)	—	(67)
Total LHFI	$—	$(7)	$(3)	$(21)	$—	$(21)	$(56)	$—	$(108)

	At December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	2019 and prior	Revolving	Revolving-term	Total

COMMERCIAL PORTFOLIO
Commercial business
Gross charge-offs	$—	$—	$(276)	$(473)	$(1,077)	$(1,098)	$(39)	$—	$(2,963)
CONSUMER PORTFOLIO
Home equity and other
Gross charge-offs	—	(24)	(16)	(1)	—	—	(137)	—	(178)
Total LHFI	$—	$(24)	$(292)	$(474)	$(1,077)	$(1,098)	$(176)	$—	$(3,141)

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type:

	At June 30, 2025
(in thousands)	Land	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total

CRE
Non-owner occupied CRE	$—	$—	$—	$16,014	$—	$16,014
Multifamily	—	—	1,915	—	—	1,915
Construction/land development
CRE construction	3,771	—	—	—	—	3,771
Total	3,771	—	1,915	16,014	—	21,700
Commercial and industrial loans
Commercial business	4,362	2,882	—	—	2,529	9,773
Consumer loans
Single family	—	832	—	—	—	832
Total collateral-dependent loans	$8,133	$3,714	$1,915	$16,014	$2,529	$32,305

	At December 31, 2024
(in thousands)	Land	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total

CRE
Non-owner occupied CRE	$—	$—	$—	$16,230	$—	$16,230
Multifamily	—	—	1,915	—	—	1,915
Construction/land development
CRE construction	3,821	—	—	—	—	3,821
Total	3,821	—	1,915	16,230	—	21,966
Commercial and industrial loans
Owner occupied CRE	—	—	—	205	—	205
Commercial business	4,420	2,927	—	—	3,269	10,616
Total	4,420	2,927	—	205	3,269	10,821
Consumer loans
Single family	—	832	—	—	—	832
Total collateral-dependent loans	$8,241	$3,759	$1,915	$16,435	$3,269	$33,619

Nonaccrual and Past Due Loans
The following table presents nonaccrual status for loans:

	At June 30, 2025		At December 31, 2024
(in thousands)	Nonaccrual with no related ACL	Total Nonaccrual	Nonaccrual with no related ACL	Total Nonaccrual

CRE
Non-owner occupied CRE	$16,014	$16,014	$16,230	$16,230
Multifamily	1,915	1,915	1,915	1,915
Construction/land development
CRE construction	3,771	3,771	3,821	3,821
Total	21,700	21,700	21,966	21,966
Commercial and industrial loans
Owner occupied CRE	905	905	1,161	1,161
Commercial business	9,250	25,214	8,509	25,740
Total	10,155	26,119	9,670	26,901
Consumer loans
Single family	832	3,850	1,106	2,990
Home equity and other	—	3,563	—	3,137
Total	832	7,413	1,106	6,127
Total nonaccrual loans	$32,687	$55,232	$32,742	$54,994

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class:

	At June 30, 2025
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,014	$16,014	$492,767	$508,781
Multifamily	—	—	—		1,915	1,915	2,893,427	2,895,342
Construction/land development
Multifamily construction	—	—	—		—	—	45,169	45,169
CRE construction	—	—	—		3,771	3,771	8,202	11,973
Single family construction	—	—	—		—	—	334,658	334,658
Single family construction to permanent	—	—	—		—	—	33,918	33,918
Total	—	—	—		21,700	21,700	3,808,141	3,829,841
Commercial and industrial loans
Owner occupied CRE	254	—	—		905	1,159	323,140	324,299
Commercial business	26	—	—		25,214	25,240	260,372	285,612
Total	280	—	—		26,119	26,399	583,512	609,911
Consumer loans
Single family	4,060	2,085	3,737	(2)	3,850	13,732	1,046,834	1,060,566
Home equity and other	260	29	—		3,563	3,852	428,969	432,821
Total	4,320	2,114	3,737		7,413	17,584	1,475,803	1,493,387	(3)
Total loans	$4,600	$2,114	$3,737		$55,232	$65,683	$5,867,456	$5,933,139
%	0.08%	0.04%	0.06%		0.93%	1.11%	98.89%	100.00%

	At December 31, 2024
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (1)	Current	Total loans

CRE
Non-owner occupied CRE	$—	$—	$—		$16,230	$16,230	$554,520	$570,750
Multifamily	—	—	—		1,915	1,915	2,990,760	2,992,675
Construction/land development
Multifamily construction	—	—	—		—	—	98,906	98,906
CRE construction	—	—	—		3,821	3,821	7,217	11,038
Single family construction	—	—	—		—	—	320,826	320,826
Single family construction to permanent	—	—	—		—	—	41,970	41,970
Total	—	—	—		21,966	21,966	4,014,199	4,036,165
Commercial and industrial loans
Owner occupied CRE	—	—	—		1,161	1,161	360,836	361,997
Commercial business	—	—	—		25,740	25,740	286,264	312,004
Total	—	—	—		26,901	26,901	647,100	674,001
Consumer loans
Single family	4,601	1,096	4,354	(2)	2,990	13,041	1,096,054	1,109,095
Home equity and other	344	631	—		3,137	4,112	408,423	412,535
Total	4,945	1,727	4,354		6,127	17,153	1,504,477	1,521,630	(3)
Total loans	$4,945	$1,727	$4,354		$54,994	$66,020	$6,165,776	$6,231,796
%	0.08%	0.03%	0.07%		0.88%	1.06%	98.94%	100.00%
(1)     Includes loans whose repayments are insured by the FHA or guaranteed by the VA or Small Business Administration ("SBA") of $11.4 million and $11.3 million at June 30, 2025 and December 31, 2024, respectively.
(2)    FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)    Includes $1.0 million and $1.3 million of loans at June 30, 2025 and December 31, 2024, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in fair value recognized in our consolidated income statements.

Loan Modifications

The Company provides modifications to borrowers experiencing financial difficulty ("MBFD"), which may include delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of modifications for the quarters and six months ended June 30, 2025 and 2024 did not have a material impact on the ACL. The following tables provide information related to loans modified for the quarters and six months ended June 30, 2025 and 2024 to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Significant Payment Delay
	Quarter Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable

Multifamily	$1,915	0.07%	$—	—%	$1,915	0.07%	$—	—%
Commercial business	—	—%	—	—%	—	—%	97	0.03%

	Term Extension
	Quarter Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable

Commercial business	$996	0.35%	$—	—%	$996	0.35%	$3,455	0.92%

	Significant Payment Delay and Term Extension
	Quarter Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in thousands, except percentages)	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable	Amortized Cost Basis at Period End	% of Total Class of Financing Receivable

Commercial business	$729	0.26%	$—	—%	$1,840	0.64%	$—	—%
Single family	318	0.03%	804	0.07%	590	0.06%	1,177	0.03%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Significant Payment Delay
	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Multifamily	The weighted average duration of loan payments deferred is 0.3 years	—	The weighted average duration of loan payments deferred is 2.0 years	—
Commercial business	The weighted average duration of loan payments deferred is 1.8 years	—	The weighted average duration of loan payments deferred is 3.8 years.	The weighted average duration of loan payments deferred is 2.8 years
Single Family	Provided payment deferrals to borrowers. A weighted average 2.34% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 1.06% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 1.67% of loan balances were capitalized and added to the remaining term of the loan.	Provided payment deferrals to borrowers. A weighted average 1.00% of loan balances were capitalized and added to the remaining term of the loan.

Term Extension
	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Commercial business	Added a weighted average 1.1 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	—	Added a weighted average 2.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 0.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.
Single family	Added a weighted average 5.6 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 2.8 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 6.4 years to the life of loans, which reduced the monthly payment amounts to the borrowers.	Added a weighted average 3.0 years to the life of loans, which reduced the monthly payment amounts to the borrowers.

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table depicts the payment status of loans that were classified as MBFDs on or after April 1, 2024 through March 31, 2025:

	Payment Status (Amortized Cost Basis) at June 30, 2025
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

Non-owner occupied CRE	$18,447	$—	$—
Multifamily	—	—	1,915
Construction/land development	—	—	3,771
Owner occupied CRE	254	—	—
Commercial business	2,852	—	4,362
Single family	2,585	176	418
Total	$24,138	$176	$10,466

The following table depicts the payment status of loans that were classified as MBFDs on or after April 1, 2023 through March 31, 2024:

	Payment Status (Amortized Cost Basis) at June 30, 2024
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due

Non-owner occupied CRE	$—	$—	$16,230
Construction/land development	—	—	3,821
Commercial business	1,597	2,708	4,420
Single family	1,155	833	1,417
Total	$2,752	$3,541	$25,888

The following table provides the amortized cost basis as of June 30, 2025 of MBFDs on or after April 1, 2024 through March 31, 2025 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Quarter Ended June 30, 2025
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension

Owner occupied CRE	$—	$—	$—	$254	$—
Single family	—	—	—	203	—
Total	$—	$—	$—	$457	$—

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

The following table provides the amortized cost basis as of June 30, 2025 of MBFDs on or after April 1, 2024 through March 31, 2025 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Six Months Ended June 30, 2025
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension

Owner occupied CRE	$—	$—	$—	$254	$—
Single family	—	—	—	378	—
Total	$—	$—	$—	$632	$—

The following table provides the amortized cost basis as of June 30, 2024 of MBFDs on or after April 1, 2023 through March 31, 2024 and subsequently had a payment default:

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	Six Months Ended June 30, 2024
(in thousands)	Significant Payment Delay	Term Extension	Interest Rate Reduction and Term Extension	Significant Payment Delay and Term Extension	Interest Rate Reduction, Significant Payment Delay and Term Extension

Non-owner occupied CRE	$—	$—	$—	$16,240	$—
Construction/land development	—	—	—	3,824	—
Commercial business	—	7,128	—	—	—
Single family	1,074	—	—	351	—
Total	$1,074	$7,128	$—	$20,415	$—

NOTE 4–DEPOSITS:

Deposit balances, including their weighted average rates, were as follows:

	At June 30, 2025		At December 31, 2024
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Noninterest-bearing demand deposits	$1,203,680	—%	$1,195,781	—%
Interest bearing:
Interest-bearing demand deposits	322,151	0.17%	323,112	0.35%
Savings	233,074	0.06%	229,659	0.06%
Money market	1,363,793	1.95%	1,396,697	1.72%
Certificates of deposit
Brokered deposits	210,067	4.24%	751,406	4.61%
Other	2,524,519	3.91%	2,516,366	4.37%
Total interest bearing deposits	4,653,604	2.88%	5,217,240	3.31%
Total deposits	$5,857,284	2.30%	$6,413,021	2.65%

There were $319 million and $315 million in public funds included in deposits at June 30, 2025 and December 31, 2024, respectively.
Certificates of deposit outstanding mature as follows:

(in thousands)	June 30, 2025

Within one year	$2,719,131
One to two years	12,117
Two to three years	1,273
Three to four years	868
Four to five years	1,197
Thereafter	—
Total	$2,734,586

The aggregate amount of certificate of deposits in denominations of more than the FDIC limit of $250 thousand at June 30, 2025 and December 31, 2024 were $277 million and $265 million, respectively.

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

	At June 30, 2025
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$149,516	$426	$(657)
Interest rate lock commitments	39,722	918	(2)
Interest rate swaps	204,450	6,583	(6,583)
Total derivatives before netting	$393,688	7,927	(7,242)
Netting adjustment/Cash collateral (1)		(6,932)	230
Carrying value on consolidated balance sheet		$995	$(7,012)

	At December 31, 2024
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$87,912	$237	$(402)
Interest rate lock commitments	16,757	175	(49)
Interest rate swaps	222,917	10,250	(10,250)
Futures	5,200	1	—
Options	5,800	3	—
Total derivatives before netting	$338,586	10,666	(10,701)
Netting adjustment/Cash collateral (1)		(10,388)	219
Carrying value on consolidated balance sheet		$278	$(10,482)
(1)    Includes net cash collateral received of $6.7 million and $10.2 million at June 30, 2025 and December 31, 2024, respectively.

The following table presents gross fair value and net carrying value information for derivative instruments:

(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value

At June 30, 2025
Derivative assets	$7,927	$(6,932)	$995
Derivative liabilities	(7,242)	230	(7,012)
At December 31, 2024
Derivative assets	$10,666	$(10,388)	$278
Derivative liabilities	(10,701)	219	(10,482)
(1)    Includes net cash collateral received of $6.7 million and $10.2 million at June 30, 2025 and December 31, 2024, respectively.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in other assets. Payables related to cash collateral that has been received from counterparties are included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At June 30, 2025 and December 31, 2024, the Company had liabilities of $6.9 million and $10.4 million, respectively, in cash collateral received from counterparties and receivables of $0.2 million and $0.2 million, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$285	$226	$346	$312
Loan servicing income (loss) (2)	(272)	(225)	(81)	(725)
Other (3)	—	—	—	3
(1)Comprised of forward contracts used as an economic hedge of loans held for sale and interest rate lock commitments ("IRLCs") to customers.
(2)Comprised of futures, US Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers and broker dealer counterparties.

The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, were $0.5 million and $0.3 million for quarters ended June 30, 2025 and 2024, respectively and were $0.9 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.
The notional amount of open interest rate swap agreements executed with commercial banking customers and broker dealer counterparties at June 30, 2025 and December 31, 2024 were $204 million and $223 million, respectively.

NOTE 6–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following:

(in thousands)	At June 30, 2025	At December 31, 2024

Single family	$29,999	$20,312
CRE, multifamily and SBA	18,784	—
Total	$48,783	$20,312

Loans sold consisted of the following for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Single family	$105,197	$98,081	$187,594	$168,460
CRE, multifamily and SBA	12,894	13,539	67,089	21,735
Total	$118,091	$111,620	$254,683	$190,195

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Single family	$3,182	$2,718	$5,465	$4,704
CRE, multifamily and SBA	53	318	986	638
Total	$3,235	$3,036	$6,451	$5,342

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	At June 30, 2025	At December 31, 2024

Single family	$5,107,214	$5,179,373
CRE, multifamily and SBA	1,912,416	1,918,172
Total	$7,019,630	$7,097,545

The following is a summary of changes in the Company's liability for estimated single-family mortgage repurchase losses:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Balance, beginning of period	$999	$1,317	$1,032	$1,481
Additions, net of adjustments (1)	(223)	(20)	(326)	(148)
Realized (losses) recoveries, net (2)	(28)	(95)	42	(131)
Balance, end of period	$748	$1,202	$748	$1,202
(1) Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2) Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $1.6 million were recorded in other assets as of both June 30, 2025 and December 31, 2024.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans as other assets and other liabilities. At June 30, 2025 and December 31, 2024, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $8.6 million and $5.1 million, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Servicing income, net:
Servicing fees and other	$6,348	$6,562	$12,855	$12,916
Amortization of single family MSRs (1)	(1,598)	(1,713)	(3,180)	(3,141)
Amortization of multifamily and SBA MSRs	(1,455)	(1,459)	(2,809)	(2,861)
Total	3,295	3,390	6,866	6,914
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	4,373	529	4,644	1,147
Net gain (loss) from economic hedging (3)	(118)	(509)	898	(1,619)
Total	4,255	20	5,542	(472)
Loan servicing income	$7,550	$3,410	$12,408	$6,442
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)    The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.5 million and $0.3 million for quarters ended June 30, 2025 and 2024, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Beginning balance	$72,285	$74,056	$72,901	$74,249
Additions and amortization:
Originations	931	853	1,626	1,470
Amortization (1)	(1,598)	(1,713)	(3,180)	(3,141)
Net additions and amortization	(667)	(860)	(1,554)	(1,671)
Changes in fair value assumptions (2)	4,373	529	4,644	1,147
Ending balance	$75,991	$73,725	$75,991	$73,725
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
(2) Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2025	2024	2025	2024

Constant prepayment rate ("CPR") (2)	19.24%	17.46%	18.67%	18.28%
Discount rate	11.28%	10.45%	10.77%	10.33%
(1) Based on a weighted average.
(2) Represents an expected lifetime average CPR used in the model.

For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	At June 30, 2025		At December 31, 2024
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs (2)	5.05% - 12.13%	6.82%	6.00% - 13.50%	6.60%
Discount Rates	8.69% - 15.85%	9.13%	10.00% - 17.00%	11.00%
(1) Weighted averages of all the inputs within the range.
(2) Represents the expected lifetime average CPR used in the model.

To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	At June 30, 2025

Fair value of single family MSR	$75,991
Expected weighted-average life (in years)	8.24
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(1,005)
Impact on fair value of 50 basis points adverse change in interest rates	$(2,092)
Discount rate
Impact on fair value of 100 basis points increase	$(2,838)
Impact on fair value of 200 basis points increase	$(5,642)

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Beginning balance	$25,674	$28,863	$26,565	$29,987
Originations	283	179	746	457
Amortization	(1,455)	(1,459)	(2,809)	(2,861)
Ending balance	$24,502	$27,583	$24,502	$27,583

Key economic assumptions used in measuring the initial fair value of capitalized multifamily MSRs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2025	2024	2025	2024

Discount rate	13.10%	13.00%	13.10%	13.00%
(1)Based on a weighted average.

For multifamily MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below. Multifamily DUS loans typically contain yield maintenance features that significantly reduce loan prepayments, resulting in a CPR of zero for valuation purposes.

	At June 30, 2025		At December 31, 2024

	Range of Inputs	Average (1)	Range of Inputs	Average (1)

Discount Rates	13.00% - 15.00%	13.10%	13.00% - 15.00%	13.10%
(1) Weighted averages of all the inputs within the range.

NOTE 7–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY:

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of the principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. At June 30, 2025 and December 31, 2024, the total unpaid principal balance of loans sold under this program was $1.8 billion. The Company's reserve liability related to this arrangement totaled $0.9 million and $0.7 million at June 30, 2025 and December 31, 2024, respectively. There were no actual losses incurred under this arrangement during the quarters and six months ended June 30, 2025 and 2024.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $5.1 billion and $5.2 billion as of June 30, 2025 and December 31, 2024, respectively.
At June 30, 2025 and December 31, 2024, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets of $0.7 million and $1.0 million, respectively.
NOTE 8–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings (loss) per share:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

Net income (loss)	$(4,412)	$(6,238)	$(8,877)	$(13,735)

Weighted average shares:
Basic weighted-average number of common shares outstanding	18,920,808	18,857,566	18,920,808	18,857,218
Dilutive effect of outstanding common stock equivalents	—	—	—	—
Diluted weighted-average number of common shares outstanding	18,920,808	18,857,566	18,920,808	18,857,218
Net income (loss) per share:
Basic earnings per share	$(0.23)	$(0.33)	$(0.47)	$(0.73)
Diluted earnings per share (1)	(0.23)	(0.33)	(0.47)	(0.73)
(1) Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the quarters and six months ended June 30, 2025 and 2024 were certain unvested RSUs and PSUs. On a weighted average basis 395,023 and 559,921 unvested stock units convertible into shares of common stock were excluded at June 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive.

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

The following tables presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$40,615	$40,615	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	159,960	—	158,293	1,667
Commercial	48,843	—	48,843	—
Collateralized mortgage obligations:
Residential	300,714	—	300,714	—
Commercial	52,245	—	52,245	—
Municipal bonds	371,582	—	371,582	—
Corporate debt securities	25,546	—	25,546	—
U.S. Treasury securities	20,498	—	20,498	—
Agency debentures	8,713	—	8,713	—
Single family LHFS	29,999	—	29,999	—
Single family LHFI	959	—	—	959
Single family mortgage servicing rights	75,991	—	—	75,991
Derivatives
Forward sale commitments	426	—	426	—
Interest rate lock commitments	918	—	—	918
Interest rate swaps	6,583	—	6,583	—
Total assets	$1,143,592	$40,615	$1,023,442	$79,535
Liabilities:
Derivatives
Forward sale commitments	$657	$—	$657	$—
Interest rate lock commitments	2	—	—	2
Interest rate swaps	6,583	—	6,583	—
Total liabilities	$7,242	$—	$7,240	$2

	At December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$34,746	$34,746	$—	$—
Investment securities AFS
Mortgage backed securities:
Residential	167,462	—	165,764	1,698
Commercial	47,642	—	47,642	—
Collateralized mortgage obligations:
Residential	317,444	—	317,444	—
Commercial	54,945	—	54,945	—
Municipal bonds	378,259	—	378,259	—
Corporate debt securities	24,944	—	24,944	—
U.S. Treasury securities	19,987	—	19,987	—
Agency debentures	9,276	—	9,276	—
Single family LHFS	20,312	—	20,312	—
Single family LHFI	1,287	—	—	1,287
Single family mortgage servicing rights	72,901	—	—	72,901
Derivatives
Futures	1	1	—	—
Forward sale commitments	237	—	237	—
Options	3	3	—
Interest rate lock commitments	175	—	—	175
Interest rate swaps	10,250	—	10,250	—
Total assets	$1,159,871	$34,750	$1,049,060	$76,061
Liabilities:
Derivatives
Forward sale commitments	$402	$—	$402	$—
Interest rate lock commitments	49	—	—	49
Interest rate swaps	10,250	—	10,250	—
Total liabilities	$10,701	$—	$10,652	$49

There were no transfers between levels of the fair value hierarchy during the quarters and six months ended June 30, 2025 and 2024.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarter ended and six months ended June 30, 2025 and 2024, see Note 6, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $1.0 million and $1.3 million at June 30, 2025 and December 31, 2024, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets:

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Low	High	Weighted Average

June 30, 2025
Investment securities AFS	$1,667	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Single family LHFI	959	Income approach	Implied spread to benchmark interest rate curve	3.17%	3.65%	3.23%
Interest rate lock commitments, net	916	Income approach	Fall-out factor	0.70%	22.84%	11.84%
			Value of servicing	0.76%	1.41%	1.05%

December 31, 2024
Investment securities AFS	$1,698	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Single family LHFI	1,287	Income approach	Implied spread to benchmark interest rate curve	2.94%	5.56%	3.69%
Interest rate lock commitments, net	126	Income approach	Fall-out factor	0.83%	29.13%	9.28%
			Value of servicing	0.78%	2.15%	1.37%

We had no LHFS where the fair value was not derived with significant observable inputs at June 30, 2025 and December 31, 2024.

The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market (1)	Ending balance

Quarter Ended June 30, 2025
Investment securities AFS	$1,699	$—	$—	$(50)	$18	$1,667
Single family LHFI	1,248	—	—	(282)	(7)	959
Quarter Ended June 30, 2024
Investment securities AFS	$1,791	$—	$—	$(50)	$28	$1,769
Single family LHFI	1,285	—	—	—	1	1,286
Six Months Ended June 30, 2025
Investment securities AFS	$1,698	$—	$—	$(100)	$69	$1,667
Single family LHFI	1,287	—	(50)	(282)	4	959
Six Months Ended June 30, 2024
Investment securities AFS	$1,860	$—	$—	$(100)	$9	$1,769
Single family LHFI	1,280	—	—	—	6	1,286
(1) Changes in fair value for single LHFI are recorded in other noninterest income on the consolidated income statements.

The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Beginning balance, net	$556	$336	$126	$411
Total realized/unrealized gains	2,026	1,172	3,873	1,589
Settlements	(1,666)	(1,025)	(3,083)	(1,517)
Ending balance, net	$916	$483	$916	$483

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

The following table presents assets classified as Level 3 that had changes in their recorded fair value for the periods indicated and what we still held at the end of the respective reporting period:

(in thousands)	Fair Value (1)	Total Gains (Losses)

At or for the Quarter Ended June 30, 2025
LHFI	$1,380	$5
At or for the Quarter Ended June 30, 2024
LHFI	$3,131	$(2,692)
At or for the Six Months Ended June 30, 2025
LHFI	$1,380	$26
At or for the Six Months Ended June 30, 2024
LHFI	$3,131	$(2,743)
(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2025
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$201,080	$201,080	$201,080	$—	$—
Investment securities HTM	2,265	2,253	—	2,253	—
LHFI	5,886,374	5,663,119	—	—	5,663,119
LHFS – multifamily and other	18,784	18,795	—	18,795	—
Mortgage servicing rights – multifamily and SBA	24,502	30,339	—	—	30,339
Federal Home Loan Bank stock	51,718	51,718	—	51,718	—
Other assets - GNMA EBO loans	8,632	8,632	—	—	8,632
Liabilities:
Certificates of deposit	$2,734,586	$2,729,172	$—	$2,729,172	$—
Borrowings	1,040,000	1,045,449	—	1,045,449	—
Long-term debt	225,316	191,710	—	191,710	—

	At December 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$406,600	$406,600	$406,600	$—	$—
Investment securities HTM	2,301	2,273	—	2,273	—
LHFI	6,191,766	5,864,426	—	—	5,864,426
Mortgage servicing rights – multifamily and SBA	26,565	32,361	—	—	32,361
Federal Home Loan Bank stock	50,676	50,676	—	50,676	—
Other assets-GNMA EBO loans	5,111	5,111	—	—	5,111
Liabilities:
Certificates of deposit	$3,267,772	$3,262,350	$—	$3,262,350	$—
Borrowings	1,000,000	1,001,873	—	1,001,873	—
Long-term debt	225,131	184,124	—	184,124	—

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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option:

	At June 30, 2025			At December 31, 2024
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$29,999	$29,256	$743	$20,312	$20,137	$175

NOTE 10–LOW INCOME HOUSING TAX CREDIT ("LIHTC") INVESTMENTS:

The Company has LIHTC investments that are designed to promote qualified affordable housing programs and generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method. The current balances of these investments, which are included in other assets in the consolidated balance sheets, were $34.5 million and $37.3 million as of June 30, 2025 and December 31, 2024, respectively.

The following table presents other information related to the Company’s LIHTC investments for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Tax credits and other tax benefits recognized	$1,126	$1,019	$2,823	$2,687
LIHTC amortization expense	1,405	1,367	2,810	2,734

NOTE 11–SUBSEQUENT EVENTS:

On July 16, 2025, the Company entered into an agreement to sell its Government National Mortgage Association (“Ginnie Mae”) mortgage servicing portfolio to an entity experienced in servicing loans, including Ginnie Mae loans. The principal balance of the loans in the Ginnie Mae servicing portfolio sold under the purchase agreement was $797 million and the value of the related mortgage servicing rights was $15.7 million on June 30, 2025. The sale closed on August 1, 2025 and no gain or loss was recognized.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” and similar expressions (or the negative of these terms) and include statements relating to achievement of earnings growth, profitability and timing of such achievement, timing for the closing of the pending Merger ("defined below"), expectations with respect to income tax expense and reductions in short-term interest rates and their impact on the Company.

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

The ACL is calculated based on quantitative and qualitative factors to estimate credit losses over the life of a loan. The inputs used to determine quantitative factors include estimates based on historical experience of probability of default and loss given default. Inputs used to determine qualitative factors include changes in current portfolio characteristics and operating environments such as current and forecasted unemployment rates, capitalization rates used to value properties securing loans, rental rates and single family pricing indexes. Qualitative factors may also include adjustments to address matters not contemplated by the model we use and to assumptions used to determine qualitative factors. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. For example, if the projected unemployment rate was downgraded one grade for all periods, the amount of the ACL at June 30, 2025 would increase by approximately $6 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in assumptions may have on the ACL estimate.

The valuation of MSRs is based on various assumptions which are set forth in Note 6–Mortgage Banking Operations of the financial statements. Note 6 also provides sensitivity analysis based on the assumptions used. The sensitivity analyses are hypothetical and have been provided to indicate the potential impact that changes in assumptions may have on the estimate of the fair value of MSRs.

Summary Financial Data

	Quarter Ended		Six Months Ended June 30,
(dollars in thousands)	June 30, 2025	March 31, 2025	2025	2024

Select Income Statement data:
Net interest income	$33,870	$33,221	$67,091	$61,852
Provision for credit losses	6,000	1,000	7,000	—
Noninterest income (loss)	15,100	12,136	27,236	22,681
Noninterest expense	47,751	49,108	96,859	103,095
Net income (loss):
Before income tax (benefit) expense	(4,781)	(4,751)	(9,532)	(18,562)
Total	(4,412)	(4,465)	(8,877)	(13,735)
Net income (loss) per fully diluted share	(0.23)	(0.24)	(0.47)	(0.73)
Core net income (loss): (1)
Total	(3,050)	(2,866)	(5,916)	(9,810)
Core net income (loss) per fully diluted share	(0.16)	(0.15)	(0.31)	(0.52)
Select Performance Ratios:
Return on average equity - annualized
Net income (loss)	(4.4)%	(4.5)%	(4.4)%	(5.2)%
Core (1)	(3.0)%	(2.9)%	(3.0)%	(3.7)%
Return on average tangible equity - annualized (1)
Net income (loss)	(4.1)%	(4.2)%	(4.1)%	(4.9)%
Core (1)	(2.7)%	(2.5)%	(2.6)%	(3.4)%
Return on average assets - annualized
Net income (loss)	(0.23)%	(0.23)%	(0.23)%	(0.29)%
Core (1)	(0.16)%	(0.15)%	(0.15)%	(0.21)%
Efficiency ratio (1)	93.2%	102.9%	97.8%	114.9%
Net interest margin	1.90%	1.82%	1.86%	1.40%
Other data
Full time equivalent employees	750	766	758	849
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

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024

Selected Balance Sheet Data
Loans held for sale	$48,783	$20,312
Loans held for investment, net	5,887,333	6,193,053
ACL	45,806	38,743
Investment securities	1,030,981	1,057,006
Total assets	7,609,323	8,123,698
Deposits	5,857,284	6,413,021
Borrowings	1,040,000	1,000,000
Long-term debt	225,316	225,131
Total shareholders' equity	402,981	396,997
Other data:
Book value per share	$21.30	$21.05
Tangible book value per share (1)	$20.97	$20.67
Total equity to total assets	5.3%	4.9%
Tangible common equity to tangible assets (1)	5.2%	4.8%
Shares outstanding at end of period	18,920,808	18,857,565
Loans to deposit ratio (Bank)	101.1%	96.8%

Credit Quality:
Delinquencies(2)	1.11%	1.06%
ACL to total loans (3)	0.78%	0.63%
ACL to nonaccrual loans	82.9%	70.4%
Nonaccrual loans to total loans	0.93%	0.88%
Nonperforming assets to total assets	0.76%	0.71%
Nonperforming assets	$58,052	$57,814
Regulatory Capital Ratios:
Bank
Tier 1 leverage	8.74%	7.30%
Total risk-based capital	13.66%	13.02%
Common equity Tier 1 capital	12.76%	12.27%
Company
Tier 1 leverage	6.78%	5.77%
Total risk-based capital	12.65%	12.23%
Common equity Tier 1 capital	8.78%	8.62%
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

Current Developments
Recent Developments
On March 28, 2025, the Company entered into a definitive Agreement and Plan of Merger with Mechanics Bank, whereby, subject to regulatory and certain shareholder approvals the Bank will merge with and into Mechanics Bank as a subsidiary of the Company (the “Merger”). The Company will amend its articles of incorporation to issue shares to the Mechanics shareholders in exchange for 100% of Mechanics stock such that when the Merger closes the Mechanics shareholders will own approximately 91.7% of the combined company and HomeStreet shareholders will own approximately 8.3% of the combined company. Upon the closing of the Merger the Company’s name will change to Mechanics Bancorp. The Merger is expected to close in the third quarter of 2025, subject to regulatory approval.

On July 16, 2025, the Company entered into an agreement to sell its Government National Mortgage Association (“Ginnie Mae”) mortgage servicing portfolio to an entity experienced in servicing loans, including Ginnie Mae loans. The principal balance of the loans in the Ginnie Mae servicing portfolio sold under the purchase agreement was $797 million and the value of the related mortgage servicing rights was $15.7 million on June 30, 2025. The sale closed on August 1, 2025 and no gain or loss was recognized.

Economic and Market Conditions

The current level of interest rates continues to adversely impact our results of operations as our overall cost of funds are high in relation to the yield on our earning assets, resulting in a low net interest margin. With the decrease in short term interest rates in the latter part of 2024, our cost of funds have stabilized and started to decrease. As a result of the fourth quarter 2024 loan sale, we improved our net interest margin by selling lower yielding loans and paying off higher cost wholesale funding. Given the scheduled repricing of our multifamily and other commercial real estate loans, future anticipated reductions in borrowings, the expectation of further reductions in short-term interest rates by the Federal Reserve and continued effective non-interest expense management, we anticipate a return to earnings in 2025 and then earnings for the foreseeable future.

Management's Overview of the Second Quarter 2025 Financial Performance

Second Quarter of 2025 Compared to the First Quarter of 2025

Non-core amounts: For the second quarter and first quarter of 2025 non-core items include $1.7 million and $2.1 million of merger related expenses, respectively.

General: Our net loss and loss before income taxes were $4.4 million and $4.8 million, respectively, in the second quarter of 2025, as compared to $4.5 million and $4.8 million, respectively, in the first quarter of 2025. Our core net loss and core loss before income taxes, which excludes merger related expenses, were $3.1 million and $3.0 million, respectively, in the second quarter of 2025, as compared to $2.9 million and $2.7 million, respectively, in the first quarter of 2025. The increase in core loss before income taxes was primarily due to an increase in the provision for credit losses, partially offset by increases in net interest income and noninterest income and lower noninterest expenses.

Income Taxes: Due to our cumulative losses over the three year period ended December 31, 2024, accounting rules required us to provide a valuation allowance for the balance of our deferred tax assets in the fourth quarter of 2024. As a result, we do not expect to recognize income tax expense until the deferred tax assets valuation allowance no longer exists. The $0.4 million and $0.3 million of income tax benefit recognized in the second and first quarters of 2025, respectively, primarily relate to the reversal of the disparate tax effects on our accumulated other comprehensive income ("AOCI") resulting from recording a valuation allowance for the deferred tax assets related to the AOCI in the fourth quarter of 2024.

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

	Quarter Ended
	June 30, 2025			March 31, 2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$6,035,713	$71,963	4.74%	$6,198,659	$73,587	4.76%
Investment securities (1)	1,043,212	9,447	3.62%	1,055,336	9,509	3.60%
FHLB Stock, Fed Funds and other	193,546	2,635	5.41%	242,687	3,691	6.20%
Total interest-earning assets	7,272,471	84,045	4.60%	7,496,682	86,787	4.65%
Noninterest-earning assets	371,885			374,252
Total assets	$7,644,356			$7,870,934
Liabilities and shareholders' equity:
Interest-bearing deposits: (2)
Demand deposits	$318,120	$303	0.38%	$312,762	$287	0.37%
Money market and savings	1,610,297	6,881	1.70%	1,645,604	6,874	1.68%
Certificates of deposit	2,716,464	27,330	4.04%	2,919,241	31,076	4.32%
Total	4,644,881	34,514	2.98%	4,877,607	38,237	3.18%
Borrowings:
Borrowings	1,031,292	11,712	4.49%	1,011,111	11,364	4.50%
Long-term debt	225,270	2,946	5.21%	225,178	2,943	5.23%
Total interest-bearing liabilities	5,901,443	49,172	3.33%	6,113,896	52,544	3.47%
Noninterest-bearing liabilities:
Demand deposits (2)	1,253,539			1,265,701
Other liabilities	85,745			86,537
Total liabilities	7,240,727			7,466,134
Shareholders' equity	403,629			404,800
Total liabilities and shareholders' equity	$7,644,356			$7,870,934
Net interest income		$34,873			$34,243
Net interest rate spread			1.27%			1.18%
Net interest margin			1.90%			1.82%

(1)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.0 million for both quarters ended June 30, 2025 and March 31, 2025. The estimated federal statutory tax rate was 21% for the periods presented.
(2)    Cost of all deposits, including noninterest-bearing demand deposits was 2.34% and 2.52% for the quarters ended June 30, 2025 and March 31, 2025, respectively.

Our net interest income in the second quarter of 2025 was $0.6 million higher than the first quarter of 2025 due to an increase in our net interest margin from 1.82% to 1.90%. The increase in the net interest margin was due primarily to a 14 basis point decrease in the rates paid on interest-bearing liabilities, partially offset by a 5 basis point decrease in the yield on interest earning assets. The decrease in rates on interest bearing liabilities are primarily due to a decrease in rates paid on certificates of deposits resulting from decreases in market interest rates. The decrease in the yield on interest earning assets is primarily due to a decrease in yields on Fed Funds due to decreases in short term market rates.

Provision for Credit Losses: The $6.0 million provision for credit losses in the second quarter of 2025 was primarily due to the impact of adverse credit migration of certain multifamily loans. The $1.0 million provision for credit losses in the first quarter of 2025 was primarily due to a $3.3 million increase in specific reserves which was partially offset by lower general reserves resulting in part from lower loan balances.

Noninterest income (loss) consisted of the following:

	Quarter Ended
(in thousands)	June 30, 2025	March 31, 2025

Noninterest income (loss)
Gain (loss) on loan origination and sale activities (1)
Single family	$3,182	$2,283
CRE, multifamily and SBA	53	933
Loan servicing income	7,550	4,858
Deposit fees	2,116	2,071
Other	2,199	1,991
Total noninterest income (loss)	$15,100	$12,136
(1) May include loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	June 30, 2025	March 31, 2025

Single family servicing income, net
Servicing fees and other	$3,684	$3,725
Changes - amortization (1)	(1,598)	(1,582)
Net	2,086	2,143
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	4,373	271
Net gain (loss) from economic hedging (3)	(118)	1,016
Subtotal	4,255	1,287
Single Family servicing income	6,341	3,430

Commercial loan servicing income:
Servicing fees and other	2,664	2,782
Amortization of capitalized MSRs	(1,455)	(1,354)
Total	1,209	1,428
Total loan servicing income	$7,550	$4,858
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.5 million and $0.4 million for the quarters ended June 30, 2025 and March 31, 2025, respectively.

Noninterest income in the second quarter of 2025 increased from the first quarter of 2025 primarily due to an increase in loan servicing income due to a $4.4 million increase in the value of our single family mortgage servicing rights resulting from higher market valuations of these assets.

Noninterest Expense consisted of the following:

	Quarter Ended
(in thousands)	June 30, 2025	March 31, 2025

Noninterest expense
Compensation and benefits	$26,014	$26,309
Information services	7,441	7,585
Occupancy	4,868	4,871
General, administrative and other	9,428	10,343
Total noninterest expense	$47,751	$49,108

Noninterest expenses were $1.4 million lower in the second quarter of 2025 due primarily to a $0.9 million decrease in general, administrative and other expenses which reflects the efforts made to eliminate or defer nonessential expenses.

Six Months Ended of June 30, 2025 Compared to Six Months Ended of June 30, 2024

Non-core amounts: For the six months ended June 30, 2025, non-core items include $3.8 million of merger related expenses. During the six months ended June 30, 2024, non-core items include $5.0 million of merger related expenses.

General: Our net loss and loss before income taxes were $8.9 million and $9.5 million, respectively, in the six months ended June 30, 2025, as compared to $13.7 million and $18.6 million, respectively, in the six months ended June 30, 2024. Our core net loss and core loss before income taxes, which exclude the impact of merger related expenses, were $5.9 million and $5.7 million in the six months ended June 30, 2025, as compared to $9.8 million and $13.5 million in the six months ended June 30, 2024. The $7.8 million decrease in core loss before income taxes was primarily due to higher net interest income and noninterest income and lower noninterest expenses, partially offset by an increase in the provision for credit losses.

Income Taxes: Due to our cumulative losses over the three year period ended December 31, 2024, accounting rules required us to provide a valuation allowance for the balance of our deferred tax assets in the fourth quarter of 2024. As a result, we do not expect to recognize tax expense until the deferred tax assets valuation allowance no longer exists. The $0.7 million income tax benefit recognized in the six months ended June 30, 2025 primarily relates to the reversal of the disparate tax effects on our AOCI resulting from recording a valuation allowance for the deferred tax assets related to AOCI in the fourth quarter of 2024. Our effective tax rate in the six months ended June 30, 2024 of 26.0% was higher than our statutory rate of 24.6% due to the impact of tax advantaged investments which creates a higher benefit due to our taxable loss.

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

	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$6,116,736	$145,550	4.75%	$7,457,798	$173,918	4.63%
Investment securities (1)	1,049,240	18,956	3.61%	1,201,618	22,692	3.78%
FHLB Stock, Fed Funds and other	217,981	6,326	5.85%	313,903	9,211	5.87%
Total interest-earning assets	7,383,957	170,832	4.62%	8,973,319	205,821	4.56%
Noninterest-earning assets	373,062			413,841
Total assets	$7,757,019			$9,387,160
Interest-bearing liabilities:
Interest-bearing deposits: (2)
Demand deposits	$315,456	$590	0.38%	$320,076	$354	0.22%
Money market and savings	1,627,853	13,755	1.69%	1,810,725	14,896	1.64%
Certificates of deposit	2,817,292	58,406	4.18%	3,046,659	70,892	4.68%
Total	4,760,601	72,751	3.08%	5,177,460	86,142	3.34%
Borrowings:
Borrowings	1,021,258	23,076	4.49%	2,049,971	49,462	4.79%
Long-term debt	225,224	5,889	5.22%	224,858	6,208	5.50%
Total interest-bearing liabilities	6,007,083	101,716	3.40%	7,452,289	141,812	3.81%
Noninterest-bearing liabilities:
Demand deposits (2)	1,259,586			1,300,878
Other liabilities	86,139			103,727
Total liabilities	7,352,808			8,856,894
Shareholders' equity	404,211			530,266
Total liabilities and shareholders' equity	$7,757,019			$9,387,160
Net interest income		$69,116			$64,009
Net interest spread			1.22%			0.76%
Net interest margin			1.86%			1.40%
(1) Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.0 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively. The estimated federal statutory tax rate was 21% for the periods presented.
(2) Cost of deposits including noninterest-bearing deposits, was 2.43% and 2.67% for the six months ended June 30, 2025 and 2024, respectively.

Net interest income in the six months ended June 30, 2025 increased $5.2 million as compared to the six months ended June 30, 2024 due primarily to an increase in net interest margin from 1.40% in the six months ended June 30, 2024 to 1.86% in the six months ended June 30, 2025. The increase in net interest margin is due to a 41 basis point decrease in the rates paid on interest-bearing liabilities and a 6 basis point increase in the yield on interest earning assets. The increase in yield on interest earning assets was primarily due to the sale of $990 million of lower yielding multifamily loans at the end of the fourth quarter of 2024. The decrease in rates on interest bearing liabilities are primarily due to our paydown at the end of 2024 and beginning of 2025 of higher cost borrowings and brokered certificates of deposit with proceeds from the sale of multifamily loans.

Provision for Credit Losses: The $7.0 million provision for credit losses recognized during the six months ended June 30, 2025 was primarily due to the impact of adverse credit migration in certain multifamily loans and a $3.3 million increase in specific reserves which was partially offset by lower general reserves resulting in part from lower loan balances. There was no provision for credit losses during the six months ended June 30, 2024, which reflected the stable balance of our loan portfolio, a minimal level of identified credit issues in our loan portfolio and the lack of significant expected credit issues arising in future periods.

Noninterest Income consisted of the following:

	Six Months Ended June 30,
(in thousands)	2025	2024

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$5,465	$4,704
CRE, multifamily and SBA	986	638
Loan servicing income	12,408	6,442
Deposit fees	4,187	4,450
Other	4,190	6,447
Total noninterest income	$27,236	$22,681
(1) May include loans originated as held for investment.

Noninterest income in the six months ended June 30, 2025 increased from the six months ended June 30, 2024 primarily due to a $1.1 million increase in gain on loan sales and a $6.0 million increase in loan servicing income, partially offset by a $2.3 million decrease in other noninterest income. The gain on loan sales increased primarily due to an increase in CRE loan sales volume. The increase in loan servicing income is primarily due to a $5.9 million increase in the value of our single family mortgage servicing rights resulting from higher market valuations of these assets. The decrease in other noninterest income is primarily due to higher levels of income realized from our investments in small business investment companies in the first six months of 2024.

Loan servicing income, a component of noninterest income, consisted of the following:

	Six Months Ended June 30,
(in thousands)	2025	2024

Single family servicing income, net
Servicing fees and other	$7,409	$7,590
Changes - amortization (1)	(3,180)	(3,141)
Net	4,229	4,449
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	4,644	1,147
Net gain (loss) from economic hedging (3)	898	(1,619)
Subtotal	5,542	(472)
Single Family servicing income	9,771	3,977

Commercial loan servicing income:
Servicing fees and other	5,446	5,326
Amortization of capitalized MSRs	(2,809)	(2,861)
Total	2,637	2,465
Total loan servicing income	$12,408	$6,442

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)The interest income from US Treasury notes securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $0.9 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

Noninterest Expense consisted of the following:

	Six Months Ended June 30,
(in thousands)	2025	2024

Noninterest expense
Compensation and benefits	$52,323	$55,627
Information services	15,026	14,922
Occupancy	9,739	10,564
General, administrative and other	19,771	21,982
Total noninterest expense	$96,859	$103,095

The $6.2 million decrease in noninterest expense in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to $3.3 million lower compensation and benefit costs, $0.8 million lower occupancy costs and $2.2 million lower general and administrative costs. The decrease in compensation and benefit costs was primarily due to an 11% decrease in FTE and lower medical costs, which was partially offset by wage increases given in the first quarter of 2025. The decrease in occupancy costs is primarily due to reductions in leased space from branch closures in 2024. The decrease in general and administrative costs was due to lower merger related expenses and reductions in other costs which reflect the efforts made to eliminate or defer nonessential expenses.

Financial Condition

During the six months ended June 30, 2025, our total assets decreased $514 million due primarily to a $306 million decrease in loans held for investment and a $206 million decrease in cash. In the six months ended June 30, 2025, total liabilities decreased $520 million due to a $556 million decrease in deposits. The decrease in deposits was primarily due to a $541 million decrease in brokered certificates of deposits.

Credit Risk Management

During the second quarter of 2025, our ratios of nonperforming assets to total assets and total loans delinquent over 30 days, including nonaccrual loans, remained at low levels. As of June 30, 2025, our ratio of nonperforming assets to total assets was 0.76% as compared to 0.71% at December 31, 2024, and our ratio of total loans delinquent over 30 days, including nonaccrual loans, to total loans was 1.11% as compared to 1.06% at December 31, 2024. The total balance of past due and nonaccrual loans decreased slightly during the second quarter.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. The following table presents the ACL by product type:

	At June 30, 2025		At December 31, 2024
(dollars in thousands)	Amount	Rate (1)	Amount	Rate (1)

CRE
Non-owner occupied CRE	$1,791	0.35%	$1,739	0.30%
Multifamily	18,948	0.65%	14,909	0.50%
Construction/land development
Multifamily construction	1,159	2.57%	849	0.86%
CRE construction	71	0.59%	66	0.60%
Single family construction	5,200	1.55%	6,737	2.10%
Single family construction to permanent	150	0.44%	184	0.44%
Total	27,319	0.71%	24,484	0.61%
Commercial and industrial loans
Owner occupied CRE	610	0.19%	576	0.16%
Commercial business	11,150	3.96%	6,886	2.23%
Total	11,760	1.94%	7,462	1.12%
Consumer loans
Single family	3,602	0.37%	3,610	0.35%
Home equity and other	3,125	0.72%	3,187	0.77%
Total	6,727	0.48%	6,797	0.47%
Total ACL	$45,806	0.78%	$38,743	0.63%
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

At June 30, 2025 and December 31, 2024, the Bank had available borrowing capacity of $910 million and $1.3 billion, respectively, from the FHLB, and $2.0 billion and $1.6 billion, respectively, from the FRBSF and $899 million and $1.0 billion under borrowing lines established with other financial institutions.

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

Cash Flows

For the six months ended June 30, 2025, cash and cash equivalents decreased by $206 million compared to an increase of $3 million during the six months ended June 30, 2024. As excess liquidity can reduce the Company’s earnings and returns, the Company manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2025, net cash of $32 million was used in operating activities, as cash generated from operations was offset by cash used to fund LHFS in excess of proceeds from the sale of loans and increases in trading securities. For the six months ended June 30, 2024, net cash of $30 million was used in operating activities, as cash generated from operations was offset by cash used to fund LHFS in excess of proceeds from the sale of loans and increases in other assets

Cash flows from investing activities

The Company's investing activities primarily include AFS investment securities and loans originated as held for investment. For the six months ended June 30, 2025, net cash of $343 million was provided by investing activities primarily from principal repayments on AFS securities and by LHFI principal repayments, net of originations. For the six months ended June 30, 2024, net cash of $123 million was provided by investing activities primarily from principal repayments on AFS securities and by LHFI principal repayments, net of originations, partially offset by net FHLB stock purchases.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and proceeds from borrowings. For the six months ended June 30, 2025, net cash of $516 million was used in financing activities, primarily due to a decrease in brokered certificates of deposit. For the six months ended June 30, 2024, net cash of $90 million was used in financing activities, primarily due to a decrease in deposits, partially offset by an increase in borrowings.

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

These commitments include the following:

(in thousands)	At June 30, 2025	At December 31, 2024

Unused consumer portfolio lines	$631,903	$609,930
Commercial portfolio lines (1)	502,069	523,415
Commitments to fund loans	13,575	56,417
Total	$1,147,547	$1,189,762
(1) Within the commercial portfolio lines, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments were $302 million and $306 million at June 30, 2025 and December 31, 2024, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as compared to the respective regulatory requirements applicable to them:

	At June 30, 2025
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$529,978	6.78%	$312,736	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	469,978	8.78%	240,987	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	529,978	9.90%	321,316	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	677,183	12.65%	428,421	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$682,744	8.74%	$312,548	4.0%	$390,685	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	682,744	12.76%	240,866	4.5%	347,917	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	682,744	12.76%	321,154	6.0%	428,206	8.0%
Total risk-based capital (to risk-weighted assets)	731,318	13.66%	428,206	8.0%	535,257	10.0%

	At December 31, 2024
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$537,057	5.77%	$372,319	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	477,057	8.62%	249,109	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	537,057	9.70%	332,145	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	677,225	12.23%	442,860	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$678,869	7.30%	$372,132	4.0%	$465,165	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	678,869	12.27%	249,000	4.5%	359,667	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	678,869	12.27%	332,001	6.0%	442,667	8.0%
Total risk-based capital (to risk-weighted assets)	720,498	13.02%	442,667	8.0%	553,334	10.0%

As of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though both the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At June 30, 2025, capital conservation buffers for the Company and the Bank were 3.90% and 5.66%, respectively.

The Company did not declare a cash dividend in the quarter and currently does not plan to pay any quarterly dividends in 2025. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions.

We had no material commitments for capital expenditures as of June 30, 2025.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with GAAP, we use certain use certain non-GAAP measures of financial performance.

In this Form 10-Q, we use the following non-GAAP measures: (i) tangible common equity and tangible assets as we believe this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios; (ii) core net income (loss) and effective tax rate on core net income (loss) before income taxes, which excludes merger related expenses and the related tax impact as we believe this measure is a better comparison to be used for projecting future results; and, (iii) core noninterest expenses which excludes merger related expenses as we believe this measure is a better comparison to be used for projecting future noninterest expenses, and (iv) efficiency ratio which is the ratio of noninterest expense to the sum of net interest income and noninterest income, excluding certain items of income or expense considered non-core and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income taxes and we believe including them in noninterest expense impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income taxes.

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

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures or the computation of the measure:

	For the Quarter Ended		Six Months Ended June 30,
(in thousands, except ratio, rate and share data)	June 30, 2025	March 31, 2025	2025	2024

Core net income (loss)
Net income (loss)	$(4,412)	$(4,465)	$(8,877)	$(13,735)
Adjustments (tax effected)
Merger related expenses (recoveries)	1,362	1,599	2,961	3,925
Total	$(3,050)	$(2,866)	$(5,916)	$(9,810)
Core net income (loss) per fully diluted share
Fully diluted shares	18,920,808	18,920,808	18,920,808	18,857,218
Computed amount	$(0.16)	$(0.15)	$(0.31)	$(0.52)

Return on average tangible equity (annualized)
Average shareholders' equity	$403,629	$404,800	$404,211	$530,266
Less: Average intangibles	(6,494)	(6,976)	(6,734)	(9,099)
Average tangible equity	397,135	397,824	397,477	521,167

Net income (loss)	$(4,412)	$(4,465)	$(8,877)	$(13,735)
Adjustments (tax effected)
Amortization of core deposit intangibles	373	374	747	975
Tangible income applicable to shareholders	$(4,039)	$(4,091)	$(8,130)	$(12,760)

Ratio	(4.1)%	(4.2)%	(4.1)%	(4.9)%

Return on average tangible equity (annualized) - Core
Average tangible equity	$397,135	$397,824	$397,477	$521,167
Core net income (loss) (per above)	(3,050)	(2,866)	(5,916)	(9,810)
Adjustments (tax effected)
Amortization on core deposit intangibles	373	374	747	975
Tangible income (loss) applicable to shareholders	$(2,677)	$(2,492)	$(5,169)	$(8,835)

Ratio	(2.7)%	(2.5)%	(2.6)%	(3.4)%

Return on average equity (annualized) - Core
Average shareholders' equity (per above)	$403,629	$404,800	$404,211	$530,266
Core net income (loss) (per above)	(3,050)	(2,866)	(5,916)	(9,810)

Ratio	(3.0)%	(2.9)%	(3.0)%	(3.7)%

Efficiency ratio
Noninterest expense
Total	$47,751	$49,108	$96,859	$103,095
Adjustments:
Merger related expenses or recoveries	(1,746)	(2,050)	(3,796)	(5,032)
State of Washington taxes	(382)	(386)	(768)	(915)
Core noninterest expense	$45,623	$46,672	$92,295	$97,148

Total revenues
Net interest income	$33,870	$33,221	$67,091	$61,852
Noninterest income	15,100	12,136	27,236	22,681
Total	$48,970	$45,357	$94,327	$84,533

Ratio	93.2%	102.9%	97.8%	114.9%

	For the Quarter Ended		Six Months Ended June 30,
(in thousands, except ratio, rate and share data)	June 30, 2025	March 31, 2025	2025	2024

Return on Average assets (annualized) - Core
Average Assets	$7,644,356	$7,870,934	$7,757,019	$9,387,160
Core net income (loss) - per above	(3,050)	(2,866)	(5,916)	(9,810)

Ratio	(0.16)%	(0.15)%	(0.15)%	(0.21)%

Effective tax rate used in computations above	22.0%	22.0%	22.0%	22.0%

	As of
(in thousands, except ratio, rate and share data)	June 30, 2025	December 31, 2024

Tangible book value per share
Shareholders' equity	$402,981	$396,997
Less: Intangible assets	(6,184)	(7,141)
Tangible shareholder's equity	$396,797	$389,856

Common shares outstanding	18,920,808	18,857,565

Computed amount	$20.97	$20.67

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$396,797	$389,856
Tangible assets
Total assets	$7,609,323	$8,123,698
Less: Intangible assets (per above)	(6,184)	(7,141)
Net	$7,603,139	$8,116,557

Ratio	5.2%	4.8%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals:

	At June 30, 2025
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$201,080	$—	$—	$—	$—	$—	$—	$—	$201,080
FHLB Stock	$46,845	—	—	—	—	—	4,873	—	51,718
Investment securities (1)	109,651	123,985	46,619	104,537	164,556	468,385	13,248	—	1,030,981
LHFS	48,783	—	—	—	—	—	—	—	48,783
LHFI (1)	1,271,940	384,963	583,649	1,732,806	1,189,329	703,155	67,297	—	5,933,139
Total	1,678,299	508,948	630,268	1,837,343	1,353,885	1,171,540	85,418	—	7,265,701
Non-interest-earning assets	—	—	—	—	—	—	—	343,622	343,622
Total assets	$1,678,299	$508,948	$630,268	$1,837,343	$1,353,885	$1,171,540	$85,418	$343,622	$7,609,323
Interest-bearing liabilities:
Demand deposit accounts (2)	$322,151	$—	$—	$—	$—	$—	$—	$—	$322,151
Savings accounts (2)	233,074	—	—	—	—	—	—	—	233,074
Money market accounts (2)	1,363,793	—	—	—	—	—	—	—	1,363,793
Certificates of deposit	1,336,586	998,283	384,262	13,390	2,065	—	—	—	2,734,586
FHLB advances	40,000	450,000	—	550,000	—	—	—	—	1,040,000
FRB borrowings	—	—	—	—	—	—	—	—	—
Long-term debt (3)	60,488	—	64,828	100,000	—	—	—	—	225,316
Total	3,356,092	1,448,283	449,090	663,390	2,065	—	—	—	5,918,920
Non-interest bearing liabilities	—	—	—	—	—	—	—	1,287,422	1,287,422
Shareholders' Equity	—	—	—	—	—	—	—	402,981	402,981
Total liabilities and shareholders' equity	$3,356,092	$1,448,283	$449,090	$663,390	$2,065	$—	$—	$1,690,403	$7,609,323
Interest sensitivity gap	$(1,677,793)	$(939,336)	$181,178	$1,173,953	$1,351,821	$1,171,540	$85,417
Cumulative interest sensitivity gap
Total	$(1,677,793)	$(2,617,129)	$(2,435,951)	$(1,261,998)	$89,823	$1,261,363	$1,346,780
As a % of total assets	(22)%	(34)%	(32)%	(17)%	1%	17%	18%
As a % of cumulative interest-bearing liabilities	50%	46%	54%	79%	102%	121%	123%
(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity.

As of June 30, 2025, the Company is considered liability sensitive as exhibited by the gap table above and our net interest income sensitivity analysis.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of June 30, 2025 and December 31, 2024 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and parallel shift in market interest rates and no change in the composition or size of the balance sheet.

	At June 30, 2025		At December 31, 2024
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)

+300	(10.6)%	(16.1)%	(4.0)%	(14.5)%
+200	(6.6)%	(8.5)%	(1.5)%	(6.6)%
+100	(3.1)%	(4.5)%	(0.5)%	(2.6)%
-100	2.6%	(1.5)%	0.3%	(0.2)%
-200	5.4%	(4.2)%	0.1%	(3.8)%
-300	11.4%	(8.5)%	—%	(12.3)%
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

The changes in interest rate sensitivity between December 31, 2024 and June 30, 2025 reflected the impact of lower market interest rates, a steepened yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

Current Banking Environment

Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the higher interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. Reliance on secondary funding sources could increase the Company's overall cost of funding and reduce net interest income. As of June 30, 2025, the Company had available contingent liquidity of $5.4 billion which is equal to 92% of its total deposits and the level of uninsured deposits was 9% of total deposits. The Company believes it has sufficient liquidity to meet its current needs.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1ARISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position. There have been no material changes in our risk factors from those described in our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
There were no sales of unregistered securities during the second quarter of 2025.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

During the quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

2.1*
Agreement and Plan of Merger, dated as of March 28, 2025, by and among Mechanics Bank, HomeStreet, Inc. and HomeStreet Bank (incorporated by reference to Exhibit 2.1 to HomeStreet, Inc.’s Current Report on Form 8-K filed on April 3, 2025).

4.1
Registration Rights Agreement, dated as of March 28, 2025, by and among HomeStreet, Inc., Mechanics Bank and the other parties thereto (incorporated by reference to Exhibit 4.1 to HomeStreet, Inc.’s Current Report on Form 8-K filed on April 3, 2025).

10.1
Voting and Support Agreement, dated as of March 28, 2025, by and among HomeStreet, Inc., EB Acquisition Company LLC, EB Acquisition Company II LLC, Ford Financial Fund II, L.P. and Ford Financial Fund III, L.P. (incorporated by reference to Exhibit 10.1 to HomeStreet, Inc.’s Current Report on Form 8-K filed on April 3, 2025).

10.2
Voting and Support Agreement, dated as of March 28, 2025, by and between HomeStreet, Inc. and Rabobank International Holding B.V. (incorporated by reference to Exhibit 10.2. to HomeStreet, Inc.’s Current Report on Form 8-K filed on April 3, 2025).

10.3
Consulting Agreement, dated as of March 28, 2025, by and among HomeStreet, Inc., Mechanics Bank and Mark Mason (incorporated by reference to Exhibit 10.3 to HomeStreet, Inc.'s Current Report on Form 8-K filed on April 3, 2025).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101 INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
(1)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 6, 2025.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)