Form 10-Q
period 2025-09-30
Mechanics Bancorp
filed 2025-11-17
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended: September 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from _____ to _____
Commission file number: 001-35424
________________________________
MECHANICS BANCORP
________________________________
(Exact Name of Registrant as Specified in its Charter)

Washington	91-0186600
(State of Incorporation)	(I.R.S. Employer Identification No.)
1111 Civic Drive, Suite 390
Walnut Creek, California	94596
(Address of principal executive offices)	(Zip Code)
(925) 482-8000
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A, Common Stock	MCHB	Nasdaq Global Select Market
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
filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
The number of outstanding shares of the registrant's Class A common stock as of November 12, 2025 was 220,099,202 and
Class B common stock was 1,114,448.

Introductory Note
Presentation of Results - HomeStreet Bank Merger
On September 2, 2025, the Merger of HomeStreet Bank, the wholly-owned subsidiary of Mechanics Bancorp (formerly known as HomeStreet, Inc.) with and into Mechanics Bank, was completed. Mechanics Bank is the accounting acquirer
(legal acquiree), HomeStreet Bank is the accounting acquiree and Mechanics Bancorp is the legal acquirer. Mechanics’
financial results for all periods ended prior to September 2, 2025 reflect Mechanics Bank’s historical financial results on a standalone basis. In addition, Mechanics’ reported financial results for the quarter and nine months ended September 30,
2025 reflect Mechanics Bank’s financial results on a standalone basis until the closing of the Merger on September 2, 2025 and results of the combined company from September 2, 2025 through September 30, 2025. The number of shares issued and outstanding, earnings per share, and all references to share quantities or metrics of Mechanics have been retrospectively restated to reflect the equivalent number of shares issued in the Merger since the Merger was accounted for as a reverse acquisition. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger as of September 2, 2025 at their acquisition date fair values. The estimates of fair value were recorded based on initial valuations at the Merger date. These estimates are considered preliminary as of September
30, 2025, are subject to change for up to one year after the Merger date, and any changes could be material.
Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “Mechanics,” “we,” “our,”
“us” or the “Company” refer collectively to Mechanics Bancorp, Mechanics Bank (Bank) and other direct and indirect subsidiaries of Mechanics Bancorp, following completion of the Merger. In some instances, we refer to Mechanics Bank prior to the effective time of the Merger as “legacy Mechanics Bank,” HomeStreet Bank prior to the effective time of the
Merger as “legacy HomeStreet Bank,” and HomeStreet, Inc. prior to the effective time of the Merger as “legacy
HomeStreet, Inc.”

PART I - FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations.”

ACL	Allowance for credit losses	LHFI	Loans held for investment
AFS	Available-for-sale	LHFS	Loans held for sale
AOCI	Accumulated other comprehensive income (loss)	LIHTC	Low income housing tax credit
ASU	Accounting standards update	LOCOM	Lower of amortized cost or fair value
AUM	Assets under management	MBFD	Modifications to borrowers experiencing financial difficulty
BOLI	Bank owned life insurance	MBS	Mortgage-backed securities
BTFP	Bank Term Funding Program	Merger	Merger on September 2, 2025 in which HomeStreet Bank merged with and into Mechanics Bank, and Mechanics Bank became a wholly-owned subsidiary of Mechanics Bancorp (formerly HomeStreet, Inc.)
C&I	Commercial and industrial loans	MSRs	Mortgage servicing rights
CECL	Current expected credit loss	OREO	Other real estate owned
CODM	Chief operating decision maker	PCD	Purchased credit deteriorated
CPI	Consumer Price Index	PD	Probability of default
CPR	Constant Prepayment Rate	LGD	Loss given default
CRA	Community Reinvestment Act	ROU	Right-of-use
CRE	Commercial real estate	RSUs	Restricted stock units
DFPI	California Department of Financial Protection and Innovation	SBA	Small Business Administration
DUS	Fannie Mae Multifamily Delegated Underwriting and Servicing Program	SEC	Securities and Exchange Commission
EPS	Earnings per share	SFR	Single family residential
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	TRUPs	Trust preferred securities
FRB	Board of Governors of the Federal Reserve System	U.S. GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held-to-maturity
IRLC	Interest rate lock commitment

ITEM 1.  FINANCIAL STATEMENTS
MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except shares)	September 30, 2025	December 31, 2024

ASSETS
Cash and cash equivalents	$1,442,647	$999,711
Trading securities	50,357	—
Securities available-for-sale, at fair value	3,490,478	3,065,251
Securities held-to-maturity, at amortized cost (fair value of $1,186,260 and $1,196,000 at September 30, 2025 and December 31, 2024, respectively)	1,363,636	1,440,494
Loans held for sale (includes $21,397 carried at fair value at September 30, 2025)	54,985	543
Loan and lease receivables	14,568,795	9,643,497
Allowance for credit losses on loans and leases	(168,959)	(88,558)
Net loan and lease receivables	14,399,836	9,554,939
Mortgage servicing rights (includes $59,536 carried at fair value at September 30, 2025)	88,595	—
Other real estate owned	1,675	15,600
Federal Home Loan Bank stock, at cost	17,294	17,250
Premises and equipment, net	143,917	117,362
Bank-owned life insurance	169,163	83,741
Goodwill	843,305	843,305
Other intangible assets, net	143,264	38,744
Right-of-use asset	85,657	53,545
Interest receivable and other assets	414,011	259,627
TOTAL ASSETS	$22,708,820	$16,490,112
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Noninterest-bearing demand deposits	$6,748,479	$5,616,116
Interest-bearing transaction accounts	7,918,670	6,138,909
Savings and time deposits	4,785,670	2,186,779
Total deposits	19,452,819	13,941,804
Long-term debt	190,123	—
Operating lease liability	90,796	56,094
Interest payable and other liabilities	200,948	190,346
TOTAL LIABILITIES	19,934,686	14,188,244
SHAREHOLDERS’ EQUITY
Common stock, Class A, no par value, Authorized —1,897,500,000 shares, Issued and outstanding, 220,088,687 shares and 200,884,880 shares at September 30, 2025 and December 31, 2024, respectively; Class B, no par value, Authorized — 2,500,000 shares, Issued and outstanding, 1,114,448 shares at September 30, 2025 and December 31, 2024.	2,401,989	2,122,117
Retained earnings	380,954	239,517
Accumulated other comprehensive loss, net of tax	(8,809)	(59,766)
TOTAL SHAREHOLDERS’ EQUITY	2,774,134	2,301,868
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,708,820	$16,490,112
See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

INTEREST INCOME
Loans and leases interest and fees	$141,773	$130,830	$379,681	$404,010
Investment securities	40,266	37,060	129,864	91,238
Interest-bearing cash and other	22,849	24,229	47,081	63,618
Total interest income	204,888	192,119	556,626	558,866
INTEREST EXPENSE
Deposits	57,496	52,408	150,651	140,859
Borrowed funds	124	8,607	124	26,428
Long-term debt	1,598	134	1,598	810
Total interest expense	59,218	61,149	152,373	168,097
Net interest income	145,670	130,970	404,253	390,769
Provision for credit losses on loans and leases	46,058	6,730	42,663	2,684
Provision for credit losses on unfunded lending commitments	960	13	329	517
Net interest income after provision for credit losses	98,652	124,227	361,261	387,568
NONINTEREST INCOME (LOSS)
Service charges on deposit accounts	5,875	6,007	16,861	17,854
Trust fees and commissions	3,117	3,176	9,452	8,841
ATM network fee income	3,425	3,109	9,353	9,084
Loan servicing income	680	202	1,025	786
Net gain (loss) on sales and calls of investment securities	155	—	4,292	(207,203)
Income from bank-owned life insurance	2,120	1,010	3,149	2,144
Bargain purchase gain	90,363	—	90,363	—
Other	4,043	3,400	9,889	10,839
Total noninterest income (loss)	109,778	16,904	144,384	(157,655)
NONINTEREST EXPENSE
Salaries and employee benefits	54,168	47,072	150,753	147,717
Occupancy	9,566	8,028	25,875	24,113
Equipment	7,288	5,807	19,445	17,643
Professional services	5,560	7,091	16,383	15,398
FDIC assessments and regulatory fees	2,722	2,917	7,148	8,679
Amortization of intangible assets	4,251	3,302	9,655	10,705
Data processing	3,315	2,294	6,865	6,734
Loan related	4,439	1,577	9,236	5,416
Marketing and advertising	680	963	2,008	2,603
Other real estate owned related	(103)	201	2,685	1,888
Acquisition and integration costs	63,869	—	69,858	—
Other	7,574	6,399	20,136	20,514
Total noninterest expense	163,329	85,651	340,047	261,410
Income (loss) before provision for income tax expense	45,101	55,480	165,598	(31,497)
PROVISION (BENEFIT) FOR INCOME TAXES	(10,060)	15,536	24,161	(8,833)
NET INCOME (LOSS)	$55,161	$39,944	$141,437	$(22,664)

Basic earnings per share
Class A common stock	$0.25	$0.19	$0.66	$(0.11)
Class B common stock	$2.53	$1.88	$6.60	$(1.07)
Diluted earnings per share
Class A common stock	$0.25	$0.19	$0.66	$(0.11)
Class B common stock	$2.53	$1.88	$6.60	$(1.07)
Basic weighted-average shares outstanding
Class A common stock	207,189,764	200,884,880	203,012,384	200,876,688
Class B common stock	1,114,448	1,114,448	1,114,448	1,114,448
Diluted weighted-average shares outstanding
Class A common stock	207,258,678	200,977,311	203,075,003	200,876,688
Class B common stock	1,114,448	1,114,448	1,114,448	1,114,448
See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

NET INCOME (LOSS)	$55,161	$39,944	$141,437	$(22,664)
Other comprehensive income (loss)
Net change in unrealized gain on investment securities available-for-sale	31,772	62,777	74,273	44,512
Reclassification adjustment for accretion of unrealized holding loss from the transfer of securities from available-for-sale to held-to-maturity debt securities	627	648	1,880	1,943
Reclassification adjustment for net realized (gain) loss on securities available-for-sale included in net income	(155)	—	(4,292)	207,203
Change in defined benefit pension liability obligations	72	(31)	217	(94)
Other comprehensive income before tax	32,316	63,394	72,078	253,564
Income tax impact of:
Net change in unrealized gain on investment securities available-for-sale	9,366	17,944	21,718	12,234
Reclassification adjustment for accretion of unrealized holding loss from the transfer of securities from available-for-sale to held-to-maturity debt securities	284	185	645	555
Reclassification adjustment for net realized (gain) loss on securities available-for-sale included in net income	(46)	—	(1,255)	59,716
Change in defined benefit pension liability obligations	(29)	(9)	13	(27)
Total	9,575	18,120	21,121	72,478
Other comprehensive income	22,741	45,274	50,957	181,086
Total comprehensive income	$77,902	$85,218	$192,394	$158,422
See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A and Class B Common Stock			Accumulated Other Comprehensive Income (Loss), Net
(in thousands, except share data)	Shares	Amount	Retained Earnings	Securities	Defined Benefit Obligations	Total Shareholders’ Equity

For the quarter ended September 30, 2024
Balance, June 30, 2024	201,999,328	$2,122,117	$177,906	$(63,768)	$7,787	$2,244,042
Net income	—	—	39,944	—	—	39,944
Other comprehensive income (loss), net of tax	—	—	—	45,296	(22)	45,274
Cash dividends declared Class A common stock ($0.14 per share)	—	—	(28,419)	—	—	(28,419)
Cash dividends declared Class B common stock ($1.41 per share)	—	—	(1,577)	—	—	(1,577)
Balance, September 30, 2024	201,999,328	$2,122,117	$187,854	$(18,472)	$7,765	$2,299,264
For the nine months ended September 30, 2024
Balance, December 31, 2023	201,982,823	$2,121,888	$305,510	$(199,625)	$7,832	$2,235,605
Net loss	—	—	(22,664)	—	—	(22,664)
Other comprehensive income (loss), net of tax	—	—	—	181,153	(67)	181,086
Common stock issued - stock awards	16,505	229	—	—	—	229
Cash dividends declared Class A common stock ($0.45 per share)	—	—	(89,999)	—	—	(89,999)
Cash dividends declared Class B common stock ($4.48 per share)	—	—	(4,993)	—	—	(4,993)
Balance, September 30, 2024	201,999,328	$2,122,117	$187,854	$(18,472)	$7,765	$2,299,264
For the quarter ended September 30, 2025
Balance, June 30, 2025	202,015,832	$2,122,374	$325,793	$(35,945)	$4,395	$2,416,617
Net income	—	—	55,161	—	—	55,161
Other comprehensive income, net of tax	—	—	—	22,640	101	22,741
Share-based compensation expense	—	785	—	—	—	785
Common stock issued from Merger	19,163,904	265,803	—	—	—	265,803
Common stock issued from stock awards, net	23,399	(616)	—	—	—	(616)
Reclassification of liability classified awards to equity	—	13,643	—	—	—	13,643
Balance, September 30, 2025	221,203,135	$2,401,989	$380,954	$(13,305)	$4,496	$2,774,134
For the nine months ended September 30, 2025
Balance, December 31, 2024	201,999,328	$2,122,117	$239,517	$(64,058)	$4,292	$2,301,868
Net income	—	—	141,437	—	—	141,437
Other comprehensive income, net of tax	—	—	—	50,753	204	50,957
Share-based compensation expense	—	785	—		—	785
Common stock issued from Merger	19,163,904	265,803	—	—	—	265,803
Common stock issued from stock awards, net	39,903	(359)	—	—	—	(359)
Reclassification of liability classified awards to equity	—	13,643	—	—	—	13,643
Balance, September 30, 2025	221,203,135	$2,401,989	$380,954	$(13,305)	$4,496	$2,774,134
See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$141,437	$(22,664)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses on loans and leases	42,663	2,684
Originations of loans held for sale	(61,287)	(4,093)
Proceeds from sales and principal collected on loans held for sale	46,993	4,072
Net fair value adjustment and gain on sale of loans held for sale	(659)	(42)
Provision for credit losses on unfunded lending commitments	329	517
Amortization of premiums and discounts on investment securities	3,178	7,565
Depreciation of premises and equipment	7,108	7,063
Amortization of intangible assets	9,655	10,705
Amortization of premiums and discounts on debt and deposits	700	30
Net loss on debt extinguishment	835	—
Share-based compensation expense	785	—
Increase in cash surrender value of bank-owned life insurance	(3,198)	(2,130)
Net (gain) loss on sales and calls of investment securities	(4,292)	207,203
Net loss on sale, disposal and write-down of other real estate owned	3,442	1,226
Net loss (gain) on sale and disposal of premises and equipment	100	(856)
Deferred income tax expense	(3,844)	9,418
Amortization of deferred loan fees and costs	9,909	15,428
Amortization of premiums and discounts on purchased loans	(7,959)	(3,327)
Origination, amortization and change in fair value of MSRs, net	1,108	—
Change in fair value of trading securities	(98)	—
Bargain purchase gain	(90,363)	—
Changes in:
Interest receivable and other assets	53,598	571
Interest payable and other liabilities	(70,471)	(16,012)
Net cash provided by operating activities	79,669	217,358

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available-for-sale:
Purchases	(561,139)	(2,154,513)
Sales	930,123	1,629,111
Maturities, calls and paydowns	252,179	199,226
Securities held-to-maturity:
Maturities, calls and paydowns	77,720	75,828
Loan originations and principal collections, net	835,542	1,016,794
Purchases of loans	(172,296)	(223,900)
Recoveries of loans charged-off	9,213	13,053
Proceeds from the settlement of bank-owned life insurance	6,748	1,113
Proceeds from sales of other real estate owned	13,303	186
Proceeds from sales of premises and equipment	887	2,621
Purchases of premises and equipment	(3,023)	(3,907)
Proceeds from sale of Federal Home Loan Bank stock	49,873	—
Net cash acquired in Merger	156,890	—
Net cash provided by investing activities	1,596,020	555,612

	Nine Months Ended September 30,
(in thousands)	2025	2024

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(232,753)	(189,636)
Repayment of long-term FHLB advances	(1,000,000)	—
Net decrease in bank term funding	—	(750,000)
Repayment of subordinated debt	—	(17,750)
Cash dividends paid	—	(94,992)
Net cash used by financing activities	(1,232,753)	(1,052,378)
Net increase (decrease) in cash and cash equivalents	442,936	(279,408)
Cash and cash equivalents at beginning of period	999,711	1,457,569
Cash and cash equivalents at end of period	$1,442,647	$1,178,161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$148,355	$167,462
Income taxes paid, net of refunds	31,243	3,515
Non-cash activities:
Transfer from loans to other real estate owned	—	2,282
Lease liabilities arising from obtaining right-of-use assets	14,415	10,889
Stock awards reclassified from liability to equity-based	13,643	—

Merger related items:
Stock consideration	265,803	—
Fair value of assets acquired	7,387,493	—
Fair value of liabilities assumed	7,031,327	—
See accompanying notes to consolidated financial statements

Mechanics Bancorp and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Founded in 1921, Mechanics Bancorp, a Washington corporation, is a financial holding company and primarily operates through Mechanics Bank, its wholly-owned subsidiary. Mechanics Bank is a full-service community bank that was founded in 1905, with 166 banking branches throughout California, Washington, the Portland,
Oregon area and Hawaii. Following the Merger on September 2, 2025 of HomeStreet Bank with and into Mechanics Bank, with Mechanics Bank surviving the Merger as a wholly-owned subsidiary of the Company, the assets, liabilities and operations of HomeStreet Bank became the assets, liabilities and operations of Mechanics Bank. Headquartered in Walnut
Creek, California, Mechanics Bank provides personal banking, business banking, trust and estate, brokerage and wealth management products and services. Mechanics Bank’s retail banking products include a wide range of personal checking, savings and loan products (including credit card, home equity, home mortgage and secured/unsecured loans), as well as online banking and a variety of wealth management services (including trust and estate, investment management and financial planning services). Mechanics Bank’s banking products and services for businesses include business checking and savings accounts, business debit cards, online banking, cash management services, wealth management services, business credit cards, commercial real estate loans, equipment leasing and loans guaranteed by the Small Business
Administration.
Legacy HomeStreet Bank, which was merged with and into Mechanics Bank and whose business is now part of the business of Mechanics Bank, was principally engaged in commercial banking, consumer banking, and real estate lending, including construction and permanent loans on commercial real estate and single-family residences. HomeStreet Insurance
Agency, a division of HomeStreet, Inc. (now Mechanics Bancorp), also sold insurance products for consumer clients. It provided these financial products and services to its customers through bank branches, loan production offices, ATMs, online, mobile and telephone banking channels.
The Company’s business is conducted primarily through its wholly-owned subsidiaries, Mechanics Bank and HomeStreet
Statutory Trusts (I, II, III and IV), as well as Mechanics Bank’s subsidiaries: MacDonald Auxiliary Corporation,
Mechanics Real Estate Holdings Inc., 3190 Klose Way, LLC, Hydrox Properties XXVI, LLC, Continental Escrow
Company, HS Properties, Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC, HomeStreet Foundation
and 16389 Redmond Way LLC.
The Company ceased originating auto loans in February 2023, but continued to service the portfolio through April 30,
2025. Effective May 1, 2025, the Company entered into a servicing agreement with a third-party servicer to oversee and manage the Company’s active portfolio of auto loans. The portfolio consisted of new and pre-owned retail automobile sales contracts purchased from both franchised and independent automobile dealerships in the United States.
Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly-owned subsidiaries. The accounting and reporting policies of the Company are based upon U.S. GAAP and conform to predominant practices within the financial services industry.
The Merger is considered a reverse acquisition in accordance with ASC 805-40, “Business Combinations-Reverse
Acquisitions.” Mechanics Bank is the accounting acquirer (legal acquiree), HomeStreet Bank is the accounting acquiree and Mechanics Bancorp is the legal acquirer. Mechanics Bancorp’s financial results for all periods ended prior to
September 2, 2025 reflect legacy Mechanics Bank’s results only on a standalone basis. In addition, Mechanics Bancorp’s reported financial results for the quarter and nine months ended September 30, 2025 reflect legacy Mechanics Bank’s financial results only on a standalone basis until the closing of the Merger on September 2, 2025 and results of the combined company for September 2, 2025 through September 30, 2025. The number of shares issued and outstanding, earnings per share, and all references to share quantities or metrics of Mechanics Bancorp have been retrospectively restated to reflect the equivalent number of shares issued in the Merger since the Merger was accounted for as a reverse acquisition. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger as of September 2, 2025 at their acquisition date fair values. Refer to Note 2, “Business
Combination,” for additional information on the transaction.

Certain prior period amounts have been reclassified to conform to the current quarter’s presentation. These reclassifications had no impact on the Company’s prior year net income or shareholders’ equity.
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in these accompanying notes to the financial statements. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. Certain disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in the interim financial statements, as permitted under GAAP. The unaudited interim financial statements should be read in conjunction with Mechanics Bank’s audited Consolidated Financial Statements and Notes to Consolidated Financial Statements for the
years ended December 31, 2024, 2023 and 2022 included as Exhibit 99.1 to Mechanics Bancorp’s Amendment No. 1 to its
Current Report on Form 8-K, as filed with the SEC on September 25, 2025.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Other significant estimates that may be subject to change include fair value determinations and disclosures, evaluation of goodwill and other intangible assets for impairment, and the realization of deferred tax assets. These estimates may be adjusted as more current information becomes available, and any adjustments may be significant.
Business Combinations: Purchase accounting requires that the assets purchased, the liabilities assumed, and non-
controlling interests all be reported on the acquirer's financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. A bargain purchase gain is realized when the excess of the fair value of identifiable net assets acquired over the consideration paid and it recognized in earnings on the acquisition date.
Acquisitions of Legacy Mechanics Bank: The following are historical acquisitions of legacy Mechanics Bank that were accounted for as business combinations under ASC 805:
Effective October 1, 2016 (the CRB Acquisition Date), the Bank completed its acquisition of California Republic Bancorp
(CRB) pursuant to the Agreement and Plan of Merger and Reorganization (the CRB Agreement), dated as of April 28,
2016, between Coast Acquisition Corporation (CAC), a wholly-owned subsidiary of Mechanics Bank and into CRB (the
CRB Merger), with CRB being the surviving corporation, followed by the merger of CRB with and into MB (the CRB
Acquisition), with MB being the surviving corporation.
On February 12, 2018 (the SVB Acquisition Date), Gold Rush Acquisition Corporation (a wholly-owned subsidiary of
Ford Financial Fund II, L.P. formed for this sole purpose), Mechanics Bank and Learner Financial Corporation, the bank holding company for Scott Valley Bank (SVB), entered into a definitive agreement for Mechanics Bank to acquire Learner
Financial Corporation and its wholly-owned subsidiary, Scott Valley Bank, which acquisition (the SVB Acquisition) was completed and became effective on June 1, 2018.
On March 15, 2019, Mechanics Bank and Rabobank International Holding B.V. (Rabo), entered into a definitive agreement for Mechanics Bank to acquire Rabobank, N.A. (RNA), a subsidiary of Rabo, in a strategic business combination (the RNA
Acquisition), which became effective on August 31, 2019 (the RNA Acquisition Date).
Merger with HomeStreet: On September 2, 2025, Mechanics Bancorp (formerly known as HomeStreet, Inc.), a
Washington corporation (the Company), consummated the previously announced Merger pursuant to the terms of the
Agreement and Plan of Merger, dated as of March 28, 2025, by and among the Company, HomeStreet Bank, a Washington state-chartered commercial bank and a wholly-owned subsidiary of the Company, and Mechanics Bank. In connection with the Merger, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the Merger and becoming a wholly-owned subsidiary of the Company. As a result of the Merger, the Company’s business became primarily the business conducted by Mechanics Bank. Immediately following the Merger, (1) legacy Mechanics Bank shareholders owned approximately 91.7% of the Company on an economic basis and 91.3% of the voting power of the
Company and (2) legacy Company shareholders owned approximately 8.3% of the Company on an economic basis and
8.7% of the voting power of the Company. Please see Note 9, “Shareholders’ Equity and Dividend Limitations” for details of the Company’s Class A and Class B common stock, including further information on the economic rights of the Class B shares.

The Merger is considered a reverse acquisition. Mechanics Bank is the accounting acquirer (legal acquiree), HomeStreet
Bank is the accounting acquiree and Mechanics Bancorp is the legal acquirer. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger at their acquisition date fair values. These estimates are considered preliminary as of September 30, 2025, are subject to change for up to one year after the Merger date, and any changes could be material.
Trading Securities: Trading securities, consisting of U.S. Treasury notes, are carried at fair value and are used as economic hedges of our single family mortgage servicing rights. Net gain or loss on trading securities are included in loan servicing income in the consolidated income statements.
LHFS: Loans originated for sale in the secondary market or designated for whole loan sales are classified as LHFS.
Management has elected the fair value option for all single family LHFS (originated with the intent to market for sale) and records these loans at fair value. Gains and losses from changes in fair value on LHFS are recognized in net gain on mortgage loan origination and sale activities within other noninterest income. Direct loan origination costs and fees for single family loans originated as held for sale are recognized as noninterest expenses.
Multifamily and SBA LHFS are accounted for at the lower of amortized cost or fair value (LOCOM). LOCOM valuations are performed quarterly or at the time of transfer to or from LHFS. Related gains and losses are recognized in net gain on mortgage loan origination and sale activities. Direct loan origination costs and fees for multifamily and SBA loans classified as held for sale are deferred at origination and recognized in gain on sale in earnings at the time of sale.
Allowances for Credit Losses on Loans Held for Investment: The Company accounts for its allowance for credit losses with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The following discussion represents the allowance for credit losses under the CECL methodology.
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses, or reserve, is an estimate of expected losses over the lifetime of a loan within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment is adjusted by a provision for (reversal of) credit losses, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.
The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the
Company’s loan portfolio segments, which are further disaggregated into loan classes, the level at which credit risk is monitored. The allowance for credit losses for loans not evaluated for specific reserves is calculated using statistical credit factors, including PD and LGD, to the amortized cost of pools of loan exposures with similar risk characteristics over its contractual life, adjusted for prepayments, to arrive at an estimate of expected credit losses. Third-party provided economic forecasts are applied over the period management believes it can estimate reasonable and supportable forecasts. Reasonable and supportable forecast periods and reversion assumptions to historical data are credit model specific. Prepayments are estimated by loan type using historical information and adjusted for current and future conditions.
When computing allowance levels, credit loss assumptions are estimated primarily using third-party models that analyze loans according to credit risk ratings, historic loss experience, past due status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Future factors and forecasts may result in significant changes in the allowance and provision
(reversal) for credit losses in those future periods. The allowance for credit losses will primarily reflect estimated losses for pools of loans that share similar risk characteristics but will also consider individual loans that do not share risk characteristics with other loans.
Collectively Evaluated Loans
In estimating the allowance for credit losses for collectively evaluated loans, segments are derived based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the allowance for credit losses, the Company utilizes third-party models for loss forecasting for the majority of the Company’s portfolio. These models ensure that we employ methodologies and analytics for our credit loss estimations. Economic forecasts are a crucial component of our estimation process, applied over a period deemed reasonable and supportable by management. These forecasts, alongside historical data, credit model-specific reversion assumptions and management judgment, inform our credit loss assumptions. The following models are utilized for the Company’s portfolios:

Auto Loans. The Company uses models which incorporate macroeconomic forecasts and loan level models for estimating
PD and prepayment. While the Company has access to national data, we use a custom model based on the Company’s internal historical data and apply them to a blend of forecasted scenarios. Based on the portfolio’s composition of loans and their respective credit characteristics and delinquencies, a cash flow schedule of losses is produced providing the expected loss rate for the segment. Model outputs are back-tested on an ongoing basis to determine adequacy and accuracy on a quarterly basis.
Commercial Real Estate – Non-Owner Occupied CRE and Multifamily Loans. The Company uses models specific to non-
owner occupied CRE and multifamily loans. The model addresses traditional commercial real estate products dependent on cash flow generated from rents. Based on property information (DSC, LTV, geography, property type), the model generates a PD and LGD at the individual loan level over the life of the loan, producing an expected loss rate for each instrument across all future periods. Collectively, these form the overall loss rate for the portfolio segment. For each scenario, all future year losses for each instrument are calculated using adjusted PD and LGD. The sum of the discounted future losses is the allowance. When multiple scenarios are considered, the results are weighted.
Single Family Residential and Home Equity Loans. The Company uses a specific model for the SFR and home equity portfolios. These portfolios represent traditional residential real estate products dependent on the borrower’s ability to service debt. Based on borrower ability to repay and underwriting metrics (FICO, LTV, loan type, geography, origination year, collateral type), the model generates loan level PD, prepayment, and LGD vectors which are then simulated through various scenario forecasts to calculate an allowance. Past due status post-origination is also a key input in the models.
Current and future changes in economic conditions, including unemployment rates, home prices, index rates, and mortgage rates, are also considered.
Commercial & Industrial, Commercial Real Estate – Owner Occupied, and Consumer Loans. A loss rate model is utilized for the C&I, CRE Owner Occupied, and Consumer portfolios other than Auto Loans and Loans secured by the cash surrender value of life insurance. The CRE Owner Occupied segment uses the same model as the C&I portfolio because repayment is reliant upon cash flow from associated businesses operating at these properties. The C&I loss rate model considers loan age, credit spread at origination, loan size at origination, regulatory risk rating, loan type, industry sector and macroeconomic factors to determine loan level lifetime expected loss rates.
Qualitative Factors
Estimating the timing and amounts of future losses is subject to significant management judgment as these loss cash flows rely upon estimates such as default rates, loss severities, collateral valuations, the amounts and timing of principal payments (including any expected prepayments) or other factors that are reflective of current or future expected conditions.
These estimates, in turn, depend on the duration of current overall economic conditions, industry, borrower, or portfolio specific conditions, the expected outcome of bankruptcy or insolvency proceedings, as well as, in certain circumstances, other economic factors, including the level of current and future real estate prices. All of these estimates and assumptions require significant management judgment and certain assumptions that are highly subjective. Model imprecision also exists in the allowance for credit losses estimation process due to the inherent time lag of available industry information and differences between expected and actual outcomes.
Management considers adjustments for these conditions in its allowance for credit loss estimates qualitatively where they may not be measured directly in its individual or collective assessments, including but not limited to: Control Environment,
Economy, Loan Growth, Management & Staffing, Loan Review, Concentrations, Competition, Legal, Regulatory Changes
and Other.
Individually Evaluated Loans
When a loan is assigned a substandard non-accrual or worse risk rating grade, the loan subsequently is evaluated on an individual basis and no longer evaluated on a collective basis. The net realizable value of the loan is compared to the appropriate loan basis to determine any allowance for credit losses. The Company generally considers non-accrual loans to be collateral-dependent. The practical expedient to measure credit losses using the fair value of the collateral has been exercised.
For collateral-dependent commercial real estate loans, the fair value of collateral is generally based on current appraisals less selling costs.

For single-family residential loans that are graded substandard non-accrual, an assessment of value is made using the most recent appraisal or market sales information less selling costs.
Consumer loans are charged off when they reach 120 days delinquency as a general rule. There are limited cases where the loan is not charged off due to special circumstances and is subject to the collateral review process.
Off-Balance Sheet Credit Exposures, Including Unfunded Loan Commitments
Beyond an ACL to cover estimated expected credit losses in all outstanding loans and leases, the Company provides for any binding commitments to cover estimated credit losses over the contractual period, including other off-balance sheet obligations such as letters of credit (standby), and unused commitments on lines of credits and loans. In order to calculate the allowance for credit losses on unfunded lending commitments for the collectively evaluated segments, usage rates are supported for the unfunded commitments and then multiplied against the qualitative factor adjusted expected credit loss rate of each pool.
Purchased Credit Deteriorated (PCD) Loans: For purchased loans, the Bank will consider internal loan grades, delinquency status, collateral value (if secured), vintage, financial asset type, effective interest rate, geographical location and other relevant factors in assessing whether purchased loans are PCD. Loans can be evaluated for PCD at either the individual asset level or collectively based on similar risk characteristics. Purchased loans that have experienced more than insignificant credit deterioration since origination are considered PCD loans.
PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.
Mortgage Servicing Rights: MSRs are recognized as separate assets on our consolidated balance sheets when we retain the right to service loans that we have sold or purchase rights to service. We initially record all MSRs at fair value. For subsequent measurements, single family MSRs are accounted for at fair value, with changes in fair value recorded through current period earnings, while multifamily and SBA MSRs are accounted for at the lower of amortized cost or fair value.
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
Goodwill and Other Intangible Assets: Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that an impairment test should be performed. The Company has selected November 30, as the date to perform the annual impairment test.
Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values.
Amortized intangibles must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. An impairment loss related to intangible assets with finite useful lives is recognized if the carrying amount of the intangible asset is not recoverable and its carrying amount exceeds its fair value. After the impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.
Other intangible assets primarily consist of core deposit intangible assets, trade name intangibles and a DUS license intangible arising from whole bank and branch acquisitions. The core deposit intangibles are amortized on an accelerated method over their estimated useful lives, which range from 6 to 10 years and the trade name intangibles and DUS license intangible are not amortized as they have indefinite lives.
Stock-Based Compensation: Stock-based compensation expense for all share-based awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC 718 - Stock Compensation. The Company recognizes these compensation costs for only those awards expected to vest over the service period of the award.
The Mechanics Bancorp 2025 Equity Incentive Plan (the 2025 Equity Plan), adopted by shareholders in August 2025, provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares
(RSU shares), Performance Awards, dividend equivalent awards and other awards. All share-based awards that are granted after the Merger date will be issued under the 2025 Equity Plan. As of September 30, 2025, only RSUs have been granted under the 2025 Equity Plan. Total shares issuable under the 2025 Equity Plan are 7,750,000, excluding shares that may be delivered pursuant to outstanding awards under prior plans.
Any share-based awards outstanding as of the Merger date are considered outstanding under prior plans of legacy
HomeStreet, Inc. and legacy Mechanics Bank, as appliable. No additional awards may be made under the prior plans, but prior plans remain in effect as to outstanding awards. Outstanding awards under the prior plans continue to be subject to the terms and conditions of their respective plan.
In connection with Mechanics Bank becoming a wholly-owned subsidiary of the Company, which is publicly traded, and the stock of Mechanics Bank being exchanged for shares of Class A common stock of the Company as a result of the
Merger, the Company has elected to settle share-based compensation awards in Class A common stock of the Company that were outstanding following the Merger that historically were settled in cash by Mechanics Bank. Accordingly, during the quarter ended September 30, 2025, the Company modified the classification of these outstanding awards from liability to equity. These outstanding awards also were remeasured at the modification date fair value, and the previously recognized liability was reclassified to common stock within the consolidated balance sheet. Compensation cost for these remeasured awards will be recognized over the remaining applicable award vesting period.
Earnings per Share: The Company computes net income per share of Class A and Class B common stock using the two-
class method. Basic earnings per share excludes potential dilution from common equivalent shares, such as those associated with stock-based compensation awards, and is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as common equivalent shares associated with stock-based compensation awards, were exercised or converted into common stock that would then share in the net earnings of the Company. Potential dilution from common equivalent shares is determined using the treasury stock method, reflecting the potential settlement of stock-based compensation awards resulting in the issuance of additional shares of the Company’s common stock. Stock-based compensation awards that would have an anti-dilutive effect have been excluded from the determination of diluted earnings per share.
Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of a loss is probable and an amount or range of loss can be reasonably estimated.
The Company is occasionally named as a defendant in or threatened with claims and legal actions arising in the ordinary course of business. The outcomes of claims and legal actions brought against the Company are subject to many uncertainties. For claims and legal actions where it is not reasonably possible that a loss may be incurred, or where the
Company is not currently able to estimate the reasonably possible loss or range of loss, the Company does not establish an accrual. Any potential recoveries from insurance are not considered when determining an accrual. As of September 30,
2025 and December 31, 2024, the Company recorded an accrued contingent liability of $4.2 million and $3.1 million, respectively.

Recent Accounting Developments
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax
Disclosures,” which expands disclosures in an entity’s income tax rate reconciliation table and taxes paid both in the U.S.
and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 will not have an impact on the Company’s financial position or results of operation as it impacts disclosures only. We are assessing the impact on our disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense
Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The adoption of ASU 2024-03 will not have an impact on the Company’s financial position or results of operation as it impacts disclosures only. We are assessing the impact on our disclosures.
In November 2025, the FASB issued ASU 2025-08, “Financial instruments – Credit Losses (Topic 326): Purchased
Loans,” which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (purchased seasoned loans)
by recognizing them at their purchase price plus an allowance for expected credit losses (gross-up approach).  Purchased seasoned loans are defined as either: (1) non-PCD loans that are obtained in a business combination, or (2) non-PCD loans that (a) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (b)
are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. ASU
2025-08 also introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans.
If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their credit loss allowance. ASU 2025-08 is effective for interim and annual reporting periods beginning after December 15,
2026. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. We are currently assessing the impact of ASU 2025-08 on our consolidated financial statements.
NOTE 2-BUSINESS COMBINATION
As discussed in Note 1, “Summary of Significant Accounting Policies,” on September 2, 2025, the Merger by and among
Mechanics Bancorp (formerly known as HomeStreet, Inc.), HomeStreet Bank and Mechanics Bank was consummated. In connection with the Merger, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the
Merger and becoming a wholly-owned subsidiary of Mechanics Bancorp. The Merger is considered a reverse acquisition in which Mechanics Bank is the accounting acquirer (legal acquiree), HomeStreet Bank is the accounting acquiree and
Mechanics Bancorp is the legal acquirer. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger as of September 2, 2025 at their acquisition date fair values.
In connection with the Merger, each share of common stock, par value $50 per share, of Mechanics Bank voting common stock issued and outstanding was converted into 3,301.0920 shares of the Company’s Class A common stock, no par value, and existing shares of the Company common stock held by legacy Company shareholders were redesignated as the
Company’s Class A common stock. In addition, each share of common stock, par value $50 per share, of Mechanics Bank non-voting common stock was converted into 330.1092 shares of the Company’s Class B common stock, no par value.
Class A common stock, which was previously known as Company common stock and was previously listed on Nasdaq and traded under the symbol “HMST” through the close of business on August 29, 2025, commenced trading on Nasdaq under the ticker symbol “MCHB” on September 2, 2025.
Immediately following the Merger, (1) legacy Mechanics Bank shareholders owned approximately 91.7% of the Company on an economic basis and 91.3% of the voting power of the Company and (2) legacy Company shareholders owned approximately 8.3% of the Company on an economic basis and 8.7% of the voting power of the Company.

The Merger was accounted for as a reverse acquisition, the purchase price was determined based on the number of equity interests the legal acquiree would have had to issue to give the owners of the legal acquirer the same percentage equity interest in the combined entity that results from the reverse acquisition. Therefore, the first step in calculating the purchase price is to determine the ownership of the combined company following the Merger. The table below shows the calculation to determine the ownership of the Company following the Merger using shares of Company common stock and Mechanics
Bank common stock outstanding as of September 2, 2025 and the fixed exchange ratio of 3,301.0920 applied to shares of outstanding Mechanics Bank voting common stock and 330.1092 to shares of outstanding Mechanics Bank non-voting common stock.

	Company	Mechanics Bank
Shares of voting common stock outstanding and converted to shares as of September 2, 2025	18,920,808	60,859
Shares of PSUs outstanding that vested and converted to shares as of September 2, 2025	243,096	—
Shares of voting common stock outstanding and converted to shares as of September 2, 2025, after PSU vesting	19,163,904	60,859
Fixed exchange ratio		3,301.0920
Shares of non-voting common stock outstanding as of September 2, 2025		3,376
Fixed exchange ratio		330.1092
Company shares issued to Mechanics Bank shareholders		202,015,832

Company Ownership as of September 2, 2025	Number of Shares	Percentage Ownership
Mechanics Bank shareholders	202,015,832	91.34%
Company shareholders	19,163,904	8.66%
	221,179,736	100%

Ratio of Company to Mechanics Bank		9%

Reverse Acquisition Purchase Price Determination
Number of Mechanics Bank shares issued to Company shareholders		19,163,904
Company price per share as of August 29, 2025		$13.87
Purchase price for accounting purposes		$265,803,348

The following table provides the preliminary purchase price allocation and the assets acquired and liabilities assumed at their estimated fair values as of the Merger date, resulting in a preliminary bargain purchase gain of $90.4 million. The preliminary bargain purchase gain resulted from a combination of factors. First, HomeStreet was a company in financial distress, losing $27.5 million after-tax in 2023, $144.3 million after-tax in 2024 and $8.9 million across the first two quarters of 2025. As such, public market investors priced its shares at a significant discount to HomeStreet’s reported tangible book value. Second, HomeStreet was subject to a failed merger attempt with FirstSun Capital Bancorp in 2024.
This failed merger occurred due to an inability to obtain regulatory approval, which may have contributed to the sense of financial distress around the company. Any failed merger causes difficulty retaining key employees, which may have contributed to HomeStreet’s desire to find a new merger partner quickly. Third, HomeStreet recorded a valuation allowance in 2024 against its deferred tax asset due to uncertainty surrounding its prospects of achieving future profitability. However, Mechanics Bancorp is a profitable company and expects to be able to utilize the deferred tax assets acquired from HomeStreet over time. $81.4 million of the net assets acquired from HomeStreet came from deferred tax assets, which significantly contributed to the $90.4 million preliminary bargain purchase gain.
The estimates of fair value were recorded based on initial valuations at the Merger date and these estimates, including initial accounting for deferred taxes, are considered preliminary as of September 30, 2025 and subject to adjustment for up to one year after the Merger date. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Additional information may be obtained during the measurement period that could result in changes to the estimated fair value amounts, and that could result in adjustments to the valuation amounts presented herein.
These estimates are considered preliminary as of September 30, 2025, are subject to change for up to one year after the
Merger date, and any changes could be material. The measurement period ends on the earlier of one year after the Merger date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger date have been obtained.

(in thousands)	September 2, 2025

Net assets identified
Purchase price consideration		$265,803
Fair value of assets acquired:
Cash and cash equivalents	$156,890
Total investment securities	1,028,627
Loans held for sale	39,489
Loans held for investment	5,625,463
Allowance for credit losses	(63,494)
Mortgage servicing rights	89,704
Premises and equipment, net	31,979
Other intangible assets, net	114,207
Deferred tax assets	81,420
Other assets	283,208
Total assets acquired	$7,387,493
Fair value of liabilities assumed:
Deposits	$5,743,725
FHLB advances	1,005,370
Long-term debt	193,466
Accrued interest payable and other liabilities	88,766
Total liabilities assumed	$7,031,327
Net assets acquired		356,166
Bargain purchase gain		$90,363
The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
Cash and cash equivalents: The carrying amount of these assets is a reasonable estimate of fair value based on the short-
term nature of these assets.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair value estimates are based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market.
In the absence of observable inputs, fair value is estimated based on pricing models and/or discounted cash flow methodologies.
Loans held for sale: The loans held for sale portfolio was recorded at fair value based on quotes or bids from third party investors and/or recent sale prices.
Loans held for investment: A valuation of the loans held for investment portfolio was performed by a third party as of the
Merger date to assess the fair value. The loans held for investment portfolio were segmented into three groups, including performing PCD loans, non-performing PCD loans and non-PCD loans. Non-performing PCD loans were evaluated based on individual risk characteristics such as nonaccrual status. A subset of the performing PCD loans that did not meet specific credit quality indicators were collectively assessed for PCD designation based on their vintage and financial asset type.
Certain commercial real estate loans with an unpaid principal balance of $2.4 billion, which were originated during the
COVID pandemic period between March 2020 and May 2023, have experienced more than insignificant credit deterioration since origination as a collective. This population of loans is characterized by a historically low-interest rate environment at origination and rates have since risen significantly as of the acquisition date, which has impacted this loan population’s creditworthiness as a result of declining collateral values and debt-service coverage ratios. The ACL related to these COVID pandemic period loans at the Merger date was $29.5 million.
The loans were further pooled based on loan type and risk rating bands. Most of the loans were valued at the loan level using a discounted cash flow methodology. The methodology included projecting cash flows based on the contractual terms of the loans and the cash flows were adjusted to reflect credit loss expectations along with prepayments. Discount rates were developed based on the relative risk of the cash flows, taking into consideration the loan type, market rates as of the valuation date, recent originations in the portfolio, credit loss expectations, and liquidity expectations. Lastly, cash flows adjusted for credit loss expectations were discounted to present value and summed to arrive at the fair value of the loans. Other loans were valued based on recent quotes, bids or recent sale prices of similar loans and for one loan portfolio it was concluded the fair value equaled the portfolio's par value due to the short-term nature of the loan product, combined with the low expected credit losses and the variable interest rates being at market.
Of the loans held for investment acquired, $3.0 billion were identified as PCD loans on the Merger date. The following table provides a summary of these PCD loans at acquisition:

(in thousands)	September 2, 2025
Principal of PCD loans acquired	$2,956,577
PCD ACL at acquisition	(63,494)
Non-credit discount on PCD loans	(108,617)
Fair value of PCD loans	$2,784,466
Mortgage servicing rights: The fair values of single family mortgage and SBA servicing rights are based on a market approach, developed by a third party. The fair values of non-DUS multifamily and DUS servicing rights are based on a market approach, developed by internal models.
Premises and equipment: The fair values of premises are based on a market approach, by obtaining third-party appraisals and broker opinions of value for land, office and branch space.
Other intangible assets: Core deposit intangibles assets of $90.8 million were recognized as a result of the Merger. Core deposit intangible assets values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources for core deposits acquired through business combinations. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 8 years. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.
Other intangibles acquired of $23.5 million related to a DUS license was recognized related to the Merger. The value of the
DUS licenses was determined by the average value implied under the Base and Growth scenarios using market data available from comparable public companies.
Current and deferred tax assets, net: The acquired net tax assets represent the estimated amount of tax benefits to be recognized on tax returns.

Deposits: The fair values used for the demand and savings deposits equal the amount payable on demand at the Merger date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.
Borrowings: The fair values of FHLB advances and long-term debt instruments are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.
The Company’s operating results for quarter and nine months ended September 30, 2025 include the operating results of the acquired assets and assumed liabilities of historical HomeStreet, Inc. subsequent to the Merger date.
The following table shows the amount of the expenses related to the Merger for the quarter and nine months ended
September 30, 2025:

(in thousands)	Quarter Ended September 30, 2025	Nine Months Ended September 30, 2025

Severance and employee related	$27,795	$27,795
Legal and professional	11,947	17,683
System conversion, integration and other	24,127	24,380
	$63,869	$69,858
From the Merger date through September 30, 2025, HomeStreet contributed approximately $20 million of revenue
(consisting of net interest income and noninterest income) to the Company’s consolidated results.
Pro-forma Financial Information
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2025 and 2024, respectively, as if the Merger had been completed on
January 1, 2024, after giving effect to certain purchase accounting adjustments, primarily related to the preliminary bargain purchase gain, amortization of intangible assets and non-recurring transaction costs. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Net interest income	$171,854	$290,698	$502,713	$878,684
Noninterest income (loss)	117,263	26,994	178,812	(37,220)
Net income before income taxes (1)	38,205	170,919	144,157	337,865
(1)  The pro forma net income before income taxes includes $69.9 million of acquisition and integration costs from the Merger for the nine months ended
September 30, 2024.

NOTE 3–DEBT SECURITIES
The following table presents the amortized cost and fair value of the debt securities portfolio as of the dates indicated:

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$459,834	$8,954	$(918)	$467,870
Mortgage-backed securities - residential	2,373,146	28,273	(27,264)	2,374,155
Mortgage-backed securities - commercial	389,469	1,402	(12,693)	378,178
Collateralized loan obligations	188,500	189	—	188,689
Corporate bonds	56,558	417	(3,491)	53,484
U.S. Treasury securities	20,597	—	(18)	20,579
Agency debentures	7,545	1	(23)	7,523
Total securities available-for-sale	$3,495,649	$39,236	$(44,407)	$3,490,478

Securities held-to-maturity
Obligations of states and political subdivisions	$15,082	$503	$(9)	$15,576
Mortgage-backed securities - residential	1,037,566	—	(144,497)	893,069
Mortgage-backed securities - commercial	310,988	—	(33,373)	277,615
Total securities held-to-maturity	$1,363,636	$503	$(177,879)	$1,186,260

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$91,799	$699	$(1,199)	$91,299
Mortgage-backed securities - residential	2,694,745	2,107	(53,164)	2,643,688
Mortgage-backed securities - commercial	259,793	22	(18,953)	240,862
Collateralized loan obligations	50,000	—	—	50,000
Corporate bonds	43,968	—	(4,566)	39,402
Total securities available-for-sale	$3,140,305	$2,828	$(77,882)	$3,065,251
Securities held-to-maturity
Obligations of states and political subdivisions	$14,193	$509	$(30)	$14,672
Mortgage-backed securities - residential	1,115,389	—	(196,949)	918,440
Mortgage-backed securities - commercial	310,912	—	(48,024)	262,888
Total securities held-to-maturity	$1,440,494	$509	$(245,003)	$1,196,000
In addition to the reported fair values of the debt securities reflected above, the Company is entitled to receive accrued interest and dividends from its securities. Included in interest receivable and other assets on the consolidated balance sheets as of September 30, 2025 and December 31, 2024 was $19.6 million and $15.9 million, respectively, of interest and dividends receivable from the Company’s debt securities. Accrued interest receivable from securities available-for-sale totaled $17.4 million and $13.6 million at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable from securities held-to-maturity totaled $2.2 million and $2.4 million at September 30, 2025 and December 31,
2024, respectively.
Substantially all the mortgage-backed securities represent securities issued or guaranteed by government sponsored enterprises and government entities. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal and corporate entities. As of September 30, 2025 and December 31, 2024,

substantially all securities held, including municipal bonds, corporate debt securities, and collateralized loan obligations were rated investment grade based upon nationally recognized statistical rating organizations where available.
At September 30, 2025, the Company held $50.4 million of trading securities, consisting of U.S. Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and reported as trading securities on the consolidated balance sheet. For both the quarter and nine months ended September 30, 2025, the Company had net gains of $98 thousand on trading securities, which were recorded in loan servicing income. At December 31, 2024, there were no trading securities, and there were no net gains or losses on trading securities for the quarter and nine months ended September 30, 2024.
In accordance with accounting standards, only the realized gains and losses from securities transactions are included in the consolidated income statement as net gain (loss) on sale of investment securities. In 2025, investment securities were sold primarily to generate liquidity for the Merger. During the first quarter of 2024, the Company executed an investment portfolio restructuring of its AFS investment securities portfolio. The Company sold $1.8 billion of lower yielding AFS securities and realized a loss of $207.2 million. The proceeds from the sale were used to purchase $1.6 billion of higher yielding investments. No gross gains were realized on the sales.
The following table presents proceeds, gross realized gains and gross realized losses from sales and calls of available-for-
sale investments:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Proceeds	$1,801	$—	$931,770	$1,629,114
Gross gains	155	—	5,215	—
Gross losses	—	—	923	207,203
Tax-exempt interest income on investment securities was $1.9 million and $776 thousand for the quarter ended September
30, 2025 and 2024, and $3.4 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company reassessed classification of certain investments and effective January 1, 2022, transferred $1.7 billion in residential and commercial mortgage-backed securities from available-for-sale to held-to-maturity securities. The transfer occurred at fair value. The related net unrealized loss of $23.5 million, or $16.7 million net of deferred taxes, included in other comprehensive income remained in other comprehensive income. For the three and nine months ended September 30,
2025 and 2024, $627 thousand, $648 thousand, $1.9 million and $1.9 million, respectively, of the unrealized loss was accreted to interest income as a yield adjustment through earnings and will be accreted over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

The following table summarizes available-for-sale securities with unrealized and unrecognized losses at September 30,
2025 and December 31, 2024 aggregated by major security type and length of time in a continuous unrealized and unrecognized loss position:

	September 30, 2025
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of states and political subdivisions	$60,303	$222	$31,326	$696	$91,629	$918
Mortgage-backed securities - residential	196,863	517	438,518	26,747	635,381	27,264
Mortgage-backed securities - commercial	46,281	69	158,651	12,624	204,932	12,693
Corporate bonds	3,387	121	26,629	3,370	30,016	3,491
U.S. Treasury securities	20,579	18	—	—	20,579	18
Agency debentures	6,511	23	—	—	6,511	23
Total	$333,924	$970	$655,124	$43,437	$989,048	$44,407

Number of securities with unrealized losses		142		252		394

	December 31, 2024
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of states and political subdivisions	$19,273	$162	$28,394	$1,037	$47,667	$1,199
Mortgage-backed securities - residential	1,381,125	15,337	311,751	37,827	1,692,876	53,164
Mortgage-backed securities - commercial	98,071	422	107,118	18,531	205,189	18,953
Corporate bonds	—	—	39,402	4,566	39,402	4,566
Total	$1,498,469	$15,921	$486,665	$61,961	$1,985,134	$77,882

Number of securities with unrealized losses		60		280		340
The Company did not record an ACL on the debt securities portfolio at September 30, 2025 or December 31, 2024. As of both dates, the Company considers any unrealized loss across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit quality. The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of September 30, 2025 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following factors were considered in determining that an ACL was not required at September 30, 2025 or December 31, 2024.
Obligations of States and Political Subdivisions: The unrealized losses on the Company’s investments in obligations of states and political subdivisions are primarily due to changes in interest rates and not due to credit losses. Management monitors these securities on an ongoing basis and performs an internal analysis which takes into account the impact from market rates movements, severity and duration of the unrealized loss position, viability of the issuer, recent downgrades in ratings, and external credit rating assessments. As a result, management expects to recover the entire amortized cost basis of these securities.
Mortgage-Backed Securities - Residential and Commercial:  The unrealized losses on the Company’s investments in residential and commercial MBS are primarily due to changes in interest rates. These securities are either implicitly or explicitly guaranteed by the U.S. government, as such management expects to recover the entire amortized cost basis of these securities.
Collateralized Loan Obligations: There were no unrealized losses on the Company’s collateralized loan obligations.

Corporate Bonds: The unrealized losses on the Company’s investments in corporate bonds are due to slight discount margin variances related to changes in market rates and not due to credit losses. Management monitors these securities on an ongoing basis and performs an internal analysis which includes a review of credit quality, changes in ratings, assessment of regulatory and financial ratios, and general standing versus peer group. Management expects to recover the entire amortized cost basis of these securities.
U.S. Treasury Securities: The unrealized losses on the Company’s investments in U.S. Treasury securities are primarily due to changes in interest rates. These securities are backed by the full faith and credit of the U.S. government, as such management expects to recover the entire amortized cost basis of these securities.
Agency Debentures: The unrealized losses on the Company’s investments in agency debentures are primarily due to changes in interest rates. These securities are either implicitly or explicitly guaranteed by the U.S. government, as such management expects to recover the entire amortized cost basis of these securities.
At September 30, 2025, investment securities with a carrying value of $3.0 billion were pledged to secure borrowings from the Federal Reserve, and investment securities with a carrying value of $1.5 billion were pledged to secure the Company’s obligations for securities sold under agreements to repurchase and to collateralize certain public, trust and bankruptcy deposits as required by law.
As of September 30, 2025, there were no past due or nonaccrual available-for-sale or held-to-maturity securities.
The fair value of available-for-sale securities and the amortized cost and fair value of held-to-maturity debt securities are shown by contractual maturity in the following tables. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of securities as of September 30, 2025 were as follows:

	September 30, 2025

(in thousands)	Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Securities available-for-sale
Obligations of states and political subdivisions	$345	$45,276	$90,330	$331,919	$467,870
Mortgage-backed securities - residential	446	16,887	26,601	2,330,221	2,374,155
Mortgage-backed securities - commercial	2,460	190,384	158,333	27,001	378,178
Collateralized loan obligations	—	—	—	188,689	188,689
Corporate bonds	—	3,388	50,096	—	53,484
U.S. Treasury securities	—	20,579	—	—	20,579
Agency debentures	—	1,384	3,942	2,197	7,523
Total	$3,251	$277,898	$329,302	$2,880,027	$3,490,478

	September 30, 2025
(in thousands)	Within One Year		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total

Securities held-to- maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of states and political subdivisions	$5,244	$5,243	$3,592	$3,635	$4,621	$4,966	$1,625	$1,732	$15,082	$15,576
Mortgage-backed securities - residential	—	—	58	57	—	—	1,037,508	893,012	1,037,566	893,069
Mortgage-backed securities - commercial	—	—	139,756	126,430	171,232	151,185	—	—	310,988	277,615
Total	$5,244	$5,243	$143,406	$130,122	$175,853	$156,151	$1,039,133	$894,744	$1,363,636	$1,186,260

NOTE 4-LOANS AND CREDIT QUALITY
The loan and lease receivable portfolio consisted of the following as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024

Commercial and industrial	$547,311	$410,040
Commercial real estate
Multifamily	5,448,374	2,794,581
Non-owner occupied	1,864,040	1,657,597
Owner occupied	709,239	360,100
Construction and land development	535,776	104,430
Residential real estate	3,907,101	2,280,963
Auto	954,615	1,596,935
Other consumer	602,339	438,851
Total loan and lease receivables before allowance for credit losses	14,568,795	9,643,497

Allowance for credit losses on loans and leases	(168,959)	(88,558)
Net loan and lease receivables	$14,399,836	$9,554,939
At September 30, 2025, $6.6 billion of loans were pledged to secure borrowings from the FHLB, and $1.4 billion of loans were pledged to secure borrowings from the Federal Reserve.
Credit Risk Concentrations
The Company’s portfolio of non-owner occupied and owner occupied commercial real estate, multifamily and residential real estate loans are primarily to borrowers in California, or are secured by real estate collateral located in California. Such loans represented 76% of total loans in these segments as of September 30, 2025. In addition, substantial portions of the
Company’s loans are multifamily and residential real estate. At September 30, 2025, multifamily loans represented 37% of the loan portfolio and residential real estate loans represented 27% of the loan portfolio.
Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses on loans and leases by portfolio segment for the quarter and nine months ended September 30, 2025 and 2024:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Quarter Ended September 30, 2025
Allowance for credit losses on loans and leases
Beginning balance	$3,456	$33,599	$4,977	$23,867	$2,435	$68,334
Initial allowance on acquired PCD loans (1)	15,923	42,934	4,612	1	24	63,494
Provision for credit losses	4,311	24,780	12,613	3,553	801	46,058
Loans charged off	(484)	(250)	(9)	(11,365)	(695)	(12,803)
Recoveries	38	—	—	3,677	161	3,876
Ending balance	$23,244	$101,063	$22,193	$19,733	$2,726	$168,959
(1)ACL on loans identified as PCD on the Merger date.  For additional discussion on PCD loans, refer to Note 1, “Summary of Significant
Accounting Policies,” and Note 2, “Business Combination.”

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Quarter Ended September 30, 2024
Allowance for credit losses on loans and leases
Beginning balance	$5,409	$34,092	$6,741	$58,698	$3,081	$108,021
Provision for credit losses	(103)	590	58	5,730	455	6,730
Loans charged off	(313)	—	—	(13,318)	(941)	(14,572)
Recoveries	12	—	—	3,025	265	3,302
Ending balance	$5,005	$34,682	$6,799	$54,135	$2,860	$103,481

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Nine Months Ended September 30, 2025
Allowance for credit losses on loans and leases
Beginning balance	$4,869	$35,097	$4,656	$41,282	$2,654	$88,558
Initial allowance on acquired PCD loans (1)	15,923	42,934	4,612	1	24	63,494
Provision for credit losses	2,864	23,282	12,934	2,144	1,439	42,663
Loans charged off	(705)	(250)	(9)	(32,125)	(1,880)	(34,969)
Recoveries	293	—	—	8,431	489	9,213
Ending balance	$23,244	$101,063	$22,193	$19,733	$2,726	$168,959
(1)ACL on loans identified as PCD on the Merger date.  For additional discussion on PCD loans, refer to Note 1, “Summary of Significant
Accounting Policies,” and Note 2, “Business Combination.”

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Nine Months Ended September 30, 2024
Allowance for credit losses on loans and leases
Beginning balance	$5,805	$31,486	$6,745	$87,053	$2,689	$133,778
Provision (reversal of provision) for credit losses	(1,219)	3,196	64	(1,567)	2,210	2,684
Loans charged off	(525)	—	(10)	(42,850)	(2,649)	(46,034)
Recoveries	944	—	—	11,499	610	13,053
Ending balance	$5,005	$34,682	$6,799	$54,135	$2,860	$103,481
In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments, which is included in interest payable and other liabilities on the consolidated balance sheets. The following table presents changes in the allowance for credit losses on unfunded lending commitments for the quarter and nine months ended September 30,
2025 and 2024:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Allowance for credit losses on unfunded lending commitments
Beginning balance	$3,735	$4,818	$4,366	$4,314
Initial allowance on acquired loans	3,736	—	3,736	—
Provision for credit losses	960	13	329	517
Ending balance	$8,431	$4,831	$8,431	$4,831
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the
LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience and qualitative factors for current and forecasted periods.

As of September 30, 2025, the historical expected loss rates decreased when compared to December 31, 2024 due to product mix, composition changes and lower modeled losses. During the quarter and nine months ended September 30,
2025, the qualitative factors increased due to increased maturity, repricing, collateral, concentration and other model risk.
There were no material changes to the methodologies for estimating credit losses for the periods presented.
Disclosures related to the amortized cost in loans excludes accrued interest receivable. The Company has elected to exclude accrued interest receivable from the evaluation of the allowance for credit losses. Accrued interest receivable on loans held for investment was $54.9 million and $33.6 million at September 30, 2025 and December 31, 2024, respectively, and is included in interest receivable and other assets on the consolidated balance sheets.
Credit Quality
Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans whose repayments are insured by the Federal Housing Administration (FHA), guaranteed by the Department of Veterans’ Affairs (VA) or Ginnie Mae (GNMA) are maintained on accrual status even if
90 days or more past due.
The following table presents the amortized cost in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands)	Nonaccrual With No Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing

Commercial and industrial	$1,303	$23,707	$—
Commercial real estate
Multifamily	1,816	3,430	—
Non-owner occupied	3,371	15,018	—
Owner occupied	1,177	2,854	—
Construction and land development	140	2,987	—
Residential real estate	1,302	7,596	2,653
Auto	1	4,986	—
Other consumer	8	8	—
Total	$9,118	$60,586	$2,653

	December 31, 2024
(in thousands)	Nonaccrual With No Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing

Commercial and industrial	$1,145	$1,145	$211
Commercial real estate
Multifamily	—	—	—
Non-owner occupied	—	—	—
Owner occupied	—	—	—
Construction and land development	441	441	—
Residential real estate	2,854	2,854
Auto	564	6,252	—
Other consumer	1	1	—
Total	$5,005	$10,693	$211

The following table presents the amortized cost of collateral-dependent loans by class and collateral type as of
September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands)	Auto	Equipment	Farmland	Multifamily	Retail Building	Single Family Residential	Other non- real estate	Total Loans

Commercial and industrial	$—	$293	$3,848	$—	$1,015	$2,808	$12,858	$20,822
Commercial real estate
Multifamily	—	—	—	17,892	—	—	—	17,892
Non-owner occupied	—	—	—	—	15,018	—	—	15,018
Owner occupied	—	—	—	—	2,090	—	—	2,090
Construction and land development	—	—	2,987	—	—	—	—	2,987
Residential real estate	—	—	—	165	—	1,892	—	2,057
Total	$—	$293	$6,835	$18,057	$18,123	$4,700	$12,858	$60,866

	December 31, 2024
(in thousands)	Auto	Equipment	Farmland	Multifamily	Retail Building	Single Family Residential	Other non- real estate	Total Loans

Commercial and industrial	$5	$10	$—	$—	$1,064	$—	$—	$1,079
Commercial real estate
Construction and land development	—	—	441	—	—	—	—	441
Residential real estate	—	—	—	—	—	2,853	—	2,853
Total	$5	$10	$441	$—	$1,064	$2,853	$—	$4,373
The following tables present the aging of the amortized cost in past due loans as of September 30, 2025 and December 31,
2024 by class of loans:

	September 30, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans

Commercial and industrial	$1,876	$436	$9,178	$11,490	$535,821	$547,311
Commercial real estate
Multifamily	2,095	—	1,614	3,709	5,444,665	5,448,374
Non-owner occupied	1,000	—	14,018	15,018	1,849,022	1,864,040
Owner occupied	—	—	1,177	1,177	708,062	709,239
Construction and land development	1,204	—	2,987	4,191	531,585	535,776
Residential real estate	12,756	3,033	6,422	22,211	3,884,890	3,907,101
Auto	24,693	7,615	2,915	35,223	919,392	954,615
Other consumer	1,054	121	5	1,180	601,159	602,339
Total	$44,678	$11,205	$38,316	$94,199	$14,474,596	$14,568,795

	December 31, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans

Commercial and industrial	$1,920	$82	$278	$2,280	$407,760	$410,040
Commercial and industrial
Multifamily	1,940	—	—	1,940	2,792,641	2,794,581
Non-owner occupied	513	—	—	513	1,657,084	1,657,597
Owner occupied	1,005	—	—	1,005	359,095	360,100
Construction and land development	5,400	—	140	5,540	98,890	104,430
Residential real estate	13,662	406	502	14,570	2,266,393	2,280,963
Auto	53,197	12,637	5,161	70,995	1,525,940	1,596,935
Other consumer	361	214	1	576	438,275	438,851
Total	$77,998	$13,339	$6,082	$97,419	$9,546,078	$9,643,497
The following tables present the amortized cost of loans at September 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the quarters and nine months ended September 30, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each class of financing receivable is also presented below.

	Quarter Ended September 30, 2025
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial and industrial	$—	$11,760	$68	$—	$—	$—	$4,158	2.92%
Commercial real estate
Construction and land development	—	—	—	—	—	—	2,847	0.53%
Residential real estate	—	206	—	—	—	—	1,344	0.04%
Total	$—	$11,966	$68	$—	$—	$—	$8,349	0.14%

	Quarter Ended September 30, 2024
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial and industrial	$—	$—	$788	$—	$—	$—	$—	0.19%
Residential real estate	—	—	204	—	—	—	—	0.01%
Total	$—	$—	$992	$—	$—	$—	$—	0.01%

	Nine Months Ended September 30, 2025
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial and industrial	$—	$11,760	$176	$—	$—	$—	$5,813	3.24%
Commercial real estate
Multifamily	—	1,614	—	—	—	—	—	0.03%
Construction and land development	—	—	—	—	—	—	2,847	0.53%
Residential real estate	—	206	—	—	—	—	1,861	0.05%
Total	$—	$13,580	$176	$—	$—	$—	$10,521	0.17%

	Nine Months Ended September 30, 2024
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial and industrial	$—	$—	$1,003	$—	$—	$—	$—	0.24%
Commercial real estate
Non-owner occupied	—	—	15,978	—	—	—	—	0.93%
Residential real estate	—	—	204	—	—	—	—	0.01%
Total	$—	$—	$17,185	$—	$—	$—	$—	0.17%
The Company has committed to lend no additional amounts to the borrowers included in the previous tables.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the quarters and nine months ended September 30, 2025 and 2024:

	Quarter Ended September 30, 2025
(dollars in thousands)	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension <months>

Commercial and industrial	$—	—%	18
Commercial real estate
Construction and land development	—	—%	18
Residential real estate	—	—%	67
Total	$—	—%	26

	Quarter Ended September 30, 2024
(dollars in thousands)	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension <months>

Commercial and industrial	$—	—%	20
Residential real estate	—	—%	12
Total	$—	—%	18

	Nine Months Ended September 30, 2025
(dollars in thousands)	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension <months>

Commercial and industrial	$—	—%	25
Commercial real estate
Construction and land development	—	—%	18
Residential real estate	—	—%	70
Total	$—	—%	31

	Nine Months Ended September 30, 2024
(dollars in thousands)	Principal Forgiveness	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension <months>

Commercial and industrial	$—	—%	28
Commercial real estate
Non-owner occupied	—	—%	9
Residential real estate	—	—%	12
Total	$—	—%	10
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the amortized cost of loans that had a payment default (i.e. borrower missed a regularly scheduled payment) and were past due for the quarter ended September 30, 2025 and that were modified in the last 12 months.

	September 30, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due

Commercial and industrial	$—	$—	$4,158	$4,158
Commercial real estate
Construction and land development	—	—	2,847	2,847
Residential real estate	408	—	—	408
Total	$408	$—	$7,005	$7,413
The following table presents the amortized cost of loans that had a payment default and were past due for the quarter ended
September 30, 2024 and that were modified in the last 12 months.

	September 30, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due

Commercial and industrial	$447	$—	$—	$447
Total	$447	$—	$—	$447
The following table presents the amortized cost of loans that had a payment default and were past due for the nine months ended September 30, 2025 that were modified in the last 12 months.

	September 30, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due

Commercial and industrial	$—	$—	$4,158	$4,158
Commercial real estate
Multifamily	—	—	1,614	1,614
Construction and land development	—	—	2,847	2,847
Residential real estate	408	—	—	408
Total	$408	$—	$8,619	$9,027
The following table presents the amortized cost of loans that had a payment default and were past due for the nine months ended September 30, 2024 that were modified in the last 12 months.

	September 30, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due

Commercial and industrial	$447	$—	$—	$447
Total	$447	$—	$—	$447
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, current economic trends and other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all loans regardless of balances. This analysis is performed on a quarterly basis.
The Company uses the following definitions for risk ratings:
Special Mention.  Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.
Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loans not meeting the criteria above are considered to be pass rated loans.

Based on the most recent analysis performed, the following table presents the amortized cost, by risk category of loans and origination year, for commercial and industrial and commercial real estate loan classes at September 30, 2025 and
December 31, 2024. In addition, year-to-date charge-offs for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024 are presented by origination year.

(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2025

Commercial and industrial
Risk rating
Pass	$18,360	$44,507	$55,030	$32,011	$27,792	$83,171	$226,292	$885	$488,048
Special mention	—	114	—	493	1,078	2,932	479	—	5,096
Substandard	68	634	382	33,126	600	15,952	3,405	—	54,167
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,428	$45,255	$55,412	$65,630	$29,470	$102,055	$230,176	$885	$547,311
Year-to-date gross charge-offs	$—	$383	$100	$—	$16	$—	$206	$—	$705

Multifamily
Risk rating
Pass	$52,711	$180,574	$459,247	$2,212,986	$1,183,086	$1,094,711	$38,131	$—	$5,221,446
Special mention	—	—	—	49,972	24,099	43,439	—	—	117,510
Substandard	—	—	6,553	63,028	24,356	15,481	—	—	109,418
Doubtful	—	—	—	—	—	—	—	—	—
Total	$52,711	$180,574	$465,800	$2,325,986	$1,231,541	$1,153,631	$38,131	$—	$5,448,374
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non-owner occupied
Risk rating
Pass	$3,057	$13,810	$36,000	$385,373	$138,952	$1,124,892	$41,734	$—	$1,743,818
Special mention	—	—	—	—	—	58,762	—	—	58,762
Substandard	—	—	—	—	—	61,460	—	—	61,460
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,057	$13,810	$36,000	$385,373	$138,952	$1,245,114	$41,734	$—	$1,864,040
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$250	$—	$—	$250

Owner occupied
Risk rating
Pass	$19,286	$11,012	$27,972	$112,543	$76,237	$386,615	$6,248	$—	639,913
Special mention	—	—	—	10,282	7,017	39,718	—	—	57,017
Substandard	—	—	—	274	5,211	6,824	—	—	12,309
Doubtful	—	—	—	—	—	—	—	—	—
Total	$19,286	$11,012	$27,972	$123,099	$88,465	$433,157	$6,248	$—	$709,239
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Risk rating
Pass	$236,608	$179,266	$73,857	$13,823	$5,049	$13,586	$600	$—	$522,789
Special mention	—	—	—	10,000	—	—	—	—	10,000
Substandard	—	—	—	—	—	2,987	—	—	2,987
Doubtful	—	—	—	—	—	—	—	—	—
Total	$236,608	$179,266	$73,857	$23,823	$5,049	$16,573	$600	$—	$535,776
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(in thousands)	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term		Total
December 31, 2024

Commercial and industrial
Risk rating
Pass	$28,334	$113,024	$41,271	$23,098	$55,675	$140,905	$—		$402,307
Special mention	—	—	—	107	789	—	—		896
Substandard	—	—	5	166	6,665	1	—		6,837
Doubtful	—	—	—	—	—	—	—		—
Total	$28,334	$113,024	$41,276	$23,371	$63,129	$140,906	$—		$410,040
Year-to-date gross charge-offs	$—	$191	$95	$2	$127	$806	$—		$1,221

Multifamily
Risk rating
Pass	$183,739	$383,108	$777,706	$690,644	$736,585	$21,469	$—		$2,793,251
Special mention	—	—	—	—	—	—	—		—
Substandard	—	—	—	—	1,330	—	—		1,330
Doubtful	—	—	—	—	—	—	—		—
Total	$183,739	$383,108	$777,706	$690,644	$737,915	$21,469	$—		$2,794,581
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—		$—

Non-owner occupied
Risk rating
Pass	$15,127	$37,938	$347,939	$95,368	$1,082,553	$42,257	$—		$1,621,182
Special mention	—	—	—	—	9,026	—	—		9,026
Substandard	—	—	—	—	27,389	—	—		27,389
Doubtful	—	—	—	—	—	—	—		—
Total	$15,127	$37,938	$347,939	$95,368	$1,118,968	$42,257	$—		$1,657,597
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied
Risk rating
Pass	$10,840	$23,340	$62,849	$47,056	$189,436	$3,357	$—		$336,878
Special mention	—	—	—	—	13,111	—	—		13,111
Substandard	—	—	—	—	10,111	—	—		10,111
Doubtful	—	—	—	—	—	—	—		—
Total	$10,840	$23,340	$62,849	$47,056	$212,658	$3,357	$—		$360,100
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—		$—

Construction and land development
Risk rating
Pass	$34,891	$13,515	$34,985	$141	$20,355	$102	$—		$103,989
Special mention	—	—	—	—	—	—	—		—
Substandard	—	—	—	—	441	—	—		441
Doubtful	—	—	—	—	—	—	—		—
Total	$34,891	$13,515	$34,985	$141	$20,796	$102	$—		$104,430
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—		$—

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in residential and consumer loans based upon year of origination at September 30, 2025 and December 31, 2024. In addition, year-to-
date charge-offs for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024 are presented by origination year.

(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2025

Residential real estate
Payment performance
Performing	$412,755	$176,598	$116,483	$782,678	$835,953	$1,077,996	$491,871	$5,171	$3,899,505
Nonperforming	—	—	—	405	—	4,152	2,898	141	7,596
Total	$412,755	$176,598	$116,483	$783,083	$835,953	$1,082,148	$494,769	$5,312	$3,907,101
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$9	$—	$—	$9

Auto
Payment performance
Performing	$165	$260	$56,105	$544,758	$283,351	$64,989	$—	$—	$949,628
Nonperforming	—	—	253	3,051	1,304	379	—	—	$4,987
Total	$165	$260	$56,358	$547,809	$284,655	$65,368	$—	$—	$954,615
Year-to-date gross charge-offs	$—	$—	$1,325	$18,657	$9,744	$2,399	$—	$—	$32,125

Other consumer
Payment performance
Performing	$160,340	$172,039	$145,144	$72,037	$16,992	$29,841	$5,938	$—	$602,331
Nonperforming	—	1	—	—	—	—	7	—	8
Total	$160,340	$172,040	$145,144	$72,037	$16,992	$29,841	$5,945	$—	$602,339
Year-to-date gross charge-offs	$450	$1	$—	$—	511	$868	$50	$—	$1,880

(in thousands)	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024

Residential real estate
Payment performance
Performing	$235,132	$97,522	$456,174	$608,721	$810,899	$69,661	$—	$2,278,109
Nonperforming	—	—	—	—	2,037	817	—	2,854
Total	$235,132	$97,522	$456,174	$608,721	$812,936	$70,478	$—	$2,280,963
Year-to-date gross charge-offs	$—	$—	$—	$—	$10	$—	$—	$10

Auto
Payment performance
Performing	$—	$81,178	$831,402	$497,176	$180,927	$—	$—	$1,590,683
Nonperforming	—	316	3,355	1,900	681	—	—	6,252
Total	$—	$81,494	$834,757	$499,076	$181,608	$—	$—	$1,596,935
Year-to-date gross charge-offs	$—	$2,223	$29,978	$16,780	$6,116	$—	$—	$55,097

Other consumer
Payment performance
Performing	$167,162	$136,903	$71,023	$22,414	$38,429	$2,919	$—	$438,850
Nonperforming	—	—	—	—	—	1	—	$1
Total	$167,162	$136,903	$71,023	$22,414	$38,429	$2,920	$—	$438,851
Year-to-date gross charge-offs	$700	$—	$—	$950	$1,521	$47	$—	$3,218
Loan Purchases
The following table presents loan and lease receivables purchased by portfolio segment, excluding loans acquired in business combinations and PCD loans and leases for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)

Residential real estate	$3,547	$36,240	$46,163	$91,367
Auto	—	—	—	5,407
Other consumer	41,718	16,519	126,133	127,126
Total	$45,265	$52,759	$172,296	$223,900
The Company purchased the above loan and lease receivables at a premium of $140 thousand, $657 thousand, $767 thousand and $1.6 million for the quarters and nine months ended September 30, 2025 and 2024, respectively. For the purchased loan and lease receivables disclosed above, the Company did not incur any specific allowances for credit losses during the periods indicated.
NOTE 5–GOODWILL AND OTHER INTANGIBLES
At September 30, 2025 and December 31, 2024, the Company had goodwill of $843.3 million, from prior acquisitions.
Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed. As discussed in Note 2, “Business Combination,” a bargain purchase gain was recorded as a result of the Merger, therefore, no goodwill was recognized.
Core deposit intangibles assets of $90.8 million were recognized as a result of the Merger. Core deposit intangible assets values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources for core deposits acquired through business combinations. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 8 years. No impairment losses separate from the scheduled amortization have been recognized in the periods presented. Other intangibles acquired of $23.5 million related to a DUS license was recognized related to the Merger. The value of the DUS licenses was determined by the average value implied under the Base and Growth scenarios using market data available from comparable public companies.
The Company’s core deposit intangibles are amortized over their useful lives ranging from 6 to 10 years using the sum of years digits. The weighted average remaining amortization period for core deposit intangibles was approximately 8 years as of September 30, 2025. Trade name intangibles and DUS license intangibles have an indefinite life and are not amortized.
The following table summarizes other intangible assets:

	Other Intangible Assets
(in thousands)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value

Balance, June 30, 2025	$183,403	$147,774	$2,321	$33,308
Additions from the Merger	114,207	—	—	114,207
Amortization	—	4,251	—	4,251
Balance, September 30, 2025	$297,610	$152,025	$2,321	$143,264
Aggregate amortization of intangible assets was $4.3 million, $3.3 million, $9.7 million and $10.7 million for the quarters and nine months ended September 30, 2025 and 2024, respectively. The following table presents estimated future amortization expense as of September 30, 2025:

(in thousands)	September 30, 2025
Period ending December 31,

2025	$7,480
2026	27,950
2027	22,173
2028	16,397
2029	11,558
Thereafter	18,657
Total future amortization expense	$104,215
NOTE 6–LOW INCOME HOUSING TAX CREDIT AND COMMUNITY REINVESTMENT ACT
INVESTMENTS
The Company has LIHTC investments that are designed to promote qualified affordable housing programs and generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using the proportional amortization method. At
September 30, 2025 and December 31, 2024, the balance of LIHTC investments, which is included in interest receivable and other assets on the consolidated balance sheets, was $45.4 million and $14.6 million, respectively. Remaining unfunded commitments related to the investments in qualified affordable housing projects totaled $1.1 million as of both
September 30, 2025 and December 31, 2024. The Company expects to fulfill these commitments through 2032.
The following table presents other information related to the Company’s LIHTC investments for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Tax credits and other tax benefits recognized	$1,012	$869	$2,669	$2,608
LIHTC amortization expense	1,294	858	2,945	2,554
The Company also has a portfolio of CRA Investments. The majority of the CRA investments represent investments in small to mid-sized businesses throughout California. At September 30, 2025 and December 31, 2024, the balance of CRA investments, which is included in interest receivable and other assets on the consolidated balance sheets, was $77.9 million and $55.9 million, respectively. The Company recognized dividend income on CRA investments of $2.3 million, $1.6 million, $3.3 million and $2.4 million for the quarter and nine months ended September 30, 2025 and 2024, respectively, which are included within other interest income in the consolidated income statements.
NOTE 7–DEPOSITS
The aggregate amount of time certificates of deposits that meet or exceed the FDIC insurance limit of $250 thousand at
September 30, 2025 and December 31, 2024 was $648.1 million and $407.7 million, respectively. At September 30, 2025, certificates of deposit outstanding mature as follows:

(in thousands)	September 30, 2025

Within one year	$3,329,099
One to two years	38,727
Two to three years	8,384
Three to four years	5,355
Four to five years	4,176
Thereafter	1,499
Total	$3,387,240
The Company accepts public deposits from various state, city and municipal agencies. Public deposits totaling $1.3 billion and $1.2 billion are included in demand deposits, interest bearing transaction accounts, savings accounts and time certificates of deposit as presented in the consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively. As required by law, the Company pledges marketable securities as collateral for its public deposits in quantities of not less than 110% of the Company’s deposit obligations for these public funds. The Company had investment securities with a carrying value of $1.5 billion pledged as collateral as of September 30, 2025.
The Company accepts deposits from its Investment Management and Trust Department for the benefit of certain trust customers. In accordance with state trust regulations, the Company is required to secure any trust deposits that are in excess of the $250 thousand FDIC insurance limits by pledging marketable securities equal to those excess deposit balances. As of
September 30, 2025 and December 31, 2024, the Company held trust deposits of $901 thousand and $884 thousand, respectively, that were in excess of $250 thousand and which required securities collateralization.
NOTE 8–BORROWINGS AND LONG-TERM DEBT
Federal Home Loan Bank (FHLB) Advances
The Company did not have any outstanding FHLB Advances as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, the Company’s investment in capital stock of the FHLB of San
Francisco totaled $17.3 million. The Company had $6.6 billion of loans pledged to the FHLB, which permits up to $3.8 billion of additional borrowing capacity as of September 30, 2025.
Federal Reserve Bank Discount Window
The Company had no outstanding Discount Window borrowings as of September 30, 2025 and December 31, 2024.
The Company had pledged $1.4 billion of consumer loans through the Borrower-In-Custody Program and investment securities with a carrying value of $3.0 billion to the Federal Reserve Bank Discount Window, which permits $4.0 billion of additional borrowing capacity as of September 30, 2025.
Brokered and Other Wholesale Funding
The Company had no brokered or other wholesale funding outstanding as of September 30, 2025 and December 31, 2024.
The Company had $5.3 billion of available borrowing capacity under borrowing lines established with other financial institutions as of September 30, 2025.

Long-Term Debt
As a result of the Merger, the Company assumed Subordinated Notes, Senior Notes and TRUPS debt. These balances are reported beginning on the Merger date of September 2, 2025, therefore there are no balances or activity for the quarters and nine months ended September 30, 2024 and as of December 31, 2024.
The trust preferred securities were issued by legacy HomeStreet, Inc. during the period from 2005 through 2007. In connection with the issuance of trust preferred securities, legacy HomeStreet, Inc. issued to HomeStreet Statutory Trust,
Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated
Debt Securities I, II, III, and IV.
The Company’s outstanding long-term debt as of September 30, 2025 are as follows:

	September 30, 2025
(in thousands)	Par Value	Carrying Value (1)	Rate	Maturity Date

Senior Notes	$65,000	$64,608	6.5% per annum	June 1, 2026
Subordinated Notes	96,000	78,449	3.5% per annum (2)	January 30, 2032
TRUPs:
HomeStreet Statutory Trust I (4)	5,155	4,048	3 MO SOFR + 1.96% (3)	June 15, 2035
HomeStreet Statutory Trust II (4)	20,619	15,773	3 MO SOFR + 1.76% (3)	December 15, 2035
HomeStreet Statutory Trust III (4)	20,619	15,516	3 MO SOFR + 1.63% (3)	March 15, 2036
HomeStreet Statutory Trust IV (4)	15,464	11,729	3 MO SOFR + 1.94% (3)	June 15, 2037
	$222,857	$190,123

(1)  Includes discounts from purchase accounting adjustments as a result of the Merger on September 2, 2025.
(2)  The Subordinated Notes bear interest at a rate of 3.5% per annum until January 30, 2027. From January 30, 2027, until the maturity date or the date of earlier redemption, the notes will bear interest equal to the three-month term SOFR plus 215 basis points.
(3) These rates reflect the floating rates as of September 30, 2025.
(4) Call options are exercisable at par and are callable, without penalty, on a quarterly basis.
NOTE 9 - SHAREHOLDERS’ EQUITY AND DIVIDEND LIMITATIONS
On September 2, 2025, HomeStreet Bank merged with and into Mechanics Bank, and Mechanics Bank became a wholly-
owned subsidiary of Mechanics Bancorp (formerly known as HomeStreet, Inc.).
In connection with the Merger, the Company amended its articles of incorporation to increase the number of authorized shares of Company common stock from 160,000,000 to 1,900,000,000 and Company preferred stock from 100,000 to
120,000 and authorize the issuance of two (2) classes of Company common stock, 1,897,500,000 shares of which are designated Class A common stock and 2,500,000 shares of which are designated Class B common stock.
Legacy Mechanics Bank’s number of shares issued and outstanding have been retrospectively restated for periods prior to the Merger to reflect the equivalent number of shares issued in the Merger since the Merger was accounted for as a reverse acquisition. In all prior periods, the fixed exchange ratio of 3,301.0920 was applied to shares of outstanding Mechanics
Bank voting common stock, which were converted to Class A common stock, and the fixed exchange ratio of 330.1092 was applied to shares of outstanding Mechanics Bank non-voting common stock, which were converted to Class B common stock.
Class A common stock: Our voting common stock is listed on Nasdaq under the symbol “MCHB” and there were
220,088,687 shares outstanding at September 30, 2025 and 200,884,880 shares outstanding at December 31, 2024.
Class B common stock: Our Class B common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. There were 1,114,448 shares outstanding at September 30, 2025 and December 31, 2024.
Each holder of Class A common stock and Class B common stock is entitled to one (1) vote per share of combined company common stock on matters submitted to the vote of holders of combined company common stock. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of combined company shareholders, except as may otherwise be required by law or certain adverse amendments to the rights of Class B common stock. The Company’s common shareholders are entitled to equally share in all dividends and distributions based on such shareholders’ pro rata ownership interest in the Company, except that each share of Class B common stock is treated as if such share had been converted into ten Class A Shares for purposes of calculating the economic rights of the
Class B Shares, including upon liquidation of the Company or the declaration of dividends or distributions by the
Company.
Mechanics is a separate legal entity from Mechanics Bank, which is the primary source of funds available to Mechanics to service its debt, fund its operations, pay dividends to shareholders, repurchase shares and otherwise satisfy its obligations.
The availability of dividends from Mechanics Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a “well capitalized” position at Mechanics Bank, as well as by our policy of retaining a significant portion of our earnings to support Mechanics Bank’s operations. Under California law, Mechanics Bank, or any majority owned subsidiary of Mechanics Bank, generally may not declare a cash dividend on its capital stock in an amount that exceeds the lesser of the retained earnings of Mechanics Bank or the net income of Mechanics Bank in the last three fiscal years, less the amount of any distributions made by Mechanics Bank or any majority owned subsidiary of Mechanics Bank to shareholders of Mechanics Bank, unless approved by the California Department of Financial Protection and Innovation.
NOTE 10–DERIVATIVES AND HEDGING ACTIVITIES
To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges.
As a part of its mortgage origination process, the Company enters into contracts that qualify as derivatives, including forward sale commitments and interest rate lock commitments. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into to economically hedge the effect of changes in the interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships.
The Company enters into interest rate swaps with loan customers. The specific terms of the interest rate swap agreements are tied to the terms of the underlying loan agreements. To avoid increasing internal interest rate risk as a result of these business activities, the Company enters into offsetting swap agreements. The Company enters into interest rate swaps executed with commercial banking customers and broker dealer counterparties. The Company’s customer related interest rate swaps provide an economic hedge but do not qualify for hedge accounting treatment.
Cooperative Rabobank, U.A. (CRUA) and a subsidiary of Rabo’s parent also provided various interest rate swap services to the Company. The applicable Rabo counterparties deposited $5.5 million in cash collateral with the Company to secure underlying derivative contracts as of September 30, 2025. B&F Capital Markets, LLC (a Stifel Company) has provided the interest rate swap services to the Company since 2023.
The notional amounts and fair values for derivatives, all of which are economic hedges, are included in interest receivable and other assets or interest payable and other liabilities on the consolidated balance sheet, consist of the following:

	September 30, 2025		December 31, 2024
(in thousands)	Notional amount	Fair Value	Notional amount	Fair Value

Included in interest receivable and other assets:
Interest rate lock commitments	$14,385	$277	$—	$—
Forward sale commitments	34,230	131	—	—
Interest rate swaps	430,236	11,347	379,696	12,835
Total derivatives before netting	$478,851	$11,755	$379,696	$12,835
Netting adjustment/cash collateral (1)		(5,741)		—
Carrying value on consolidated balance sheet		$6,014		$12,835

Included in interest payable and other liabilities:
Interest rate lock commitments	$—	$—	$430	$7
Forward sale commitments	30,862	112	430	—
Interest rate swaps	430,236	10,259	379,696	11,056
Futures	1,800	1	—	—
Total derivatives before netting	$462,898	$10,372	$380,556	$11,063
Netting adjustment/cash collateral (1)		147		—
Carrying value on consolidated balance sheet		$10,519		$11,063
(1)Includes net cash collateral received of $5.9 million and zero at September 30, 2025 and December 31, 2024, respectively.
The collateral used under the Company’s master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in interest receivable and other assets. Payables related to cash collateral that has been received from counterparties are included in interest payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At September 30, 2025 and December 31, 2024, the Company had liabilities of
$6.1 million and zero, respectively, in cash collateral received from counterparties and receivables of $193 thousand and zero, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Recognized in noninterest income:
Net loss on loan origination and sale activities (1)	$(146)	$—	$(146)	$—
Loan servicing income (2)	78	—	78	—
Other (3)	21	53	96	93
(1)Comprised of forward contracts used as an economic hedge of loans held for sale and IRLCs to customers. Included in other noninterest income in the consolidated income statements.
(2)Comprised of futures, U.S. Treasury options and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers and broker dealer counterparties.
The interest income from U.S. Treasury notes trading securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $160 thousand for both the quarter and nine months ended
September 30, 2025, and was zero for the quarter and nine months ended September 30, 2024, respectively.

NOTE 11–MORTGAGE BANKING OPERATIONS
LHFS consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024

Single family	$21,397	$543
CRE, multifamily and SBA	33,588	—
Total	$54,985	$543
Loans sold consisted of the following for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Single family	$35,925	$342	$39,234	$4,029
CRE, multifamily and SBA	7,100	—	7,100	—
Total	$43,025	$342	$46,334	$4,029
For loan and lease receivables sold for the quarters and nine months ended September 30, 2025 and 2024, there were no loans sold as part of securitizations.
Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Single family (1)	$213	$—	$213	$42
CRE, multifamily and SBA (1)	446	—	446	—
Total	$659	$—	$659	$42
(1)Gain on loan origination and sale activities is included in other noninterest income in the consolidated income statements.
The Company’s portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency
MBS issued by Fannie Mae and Freddie Mac. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	September 30, 2025	December 31, 2024

Single family	$4,453,004	$196,895
CRE, multifamily and SBA	1,886,746	11,092
Total	$6,339,750	$207,987
The following is a summary of changes in the Company’s liability for estimated single-family mortgage repurchase losses:

	Quarter Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2025

Balance, beginning of period	$—	$—
Reserve liability acquired (1)	734	734
Additions, net of adjustments (2)	4	4
Balance, end of period	$738	$738
(1)Represents the reserve liability acquired from the Merger on September 2, 2025.
(2)Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $1.1 million were recorded in interest receivable and other assets as of September 30, 2025. There were no advances as of December 31, 2024.
When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans within assets as interest receivable and other assets and within liabilities as interest payable and other liabilities. At September 30, 2025, there were no delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets and there were no such delinquent or defaulted mortgage loans as of December 31, 2024.
Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Servicing income, net:
Servicing fees and other	$1,873	$202	$2,218	$786
Changes in fair value of single family MSRs - other (1)	(618)	—	(618)	—
Amortization of multifamily and SBA MSRs	(585)	—	(585)	—
Total	670	202	1,015	786
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	(167)	—	(167)	—
Net gain from economic hedging (3)	177	—	177	—
Total	10	—	10	—
Loan servicing income	$680	$202	$1,025	$786
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)Comprised of net gains on derivatives used as economic hedges of single family MSRs, and net gains on U.S. Treasury notes trading securities used for hedging purposes.
Single Family MSRs
Balances and activity for single family MSRs are reported beginning on the Merger date of September 2, 2025, therefore there were no balances or activity for the quarters and nine months ended September 30, 2024 and as of December 31,
2024.
The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2025

Beginning balance	$—	$—
Additions:
MSRs acquired (1)	60,166	60,166
Originations	155	155
Net additions	60,321	60,321
Changes in fair value:
Changes in fair value assumptions (2)	(167)	(167)
Other (3)	(618)	(618)
Ending balance	$59,536	$59,536
(1)Represents MSRs acquired from the Merger on September 2, 2025.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates
(3)Represents changes due to collection/realization of expected cash flows and curtailments.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended September 30,	Nine Months Ended September 30,
(rates per annum) (1)	2025	2025

Constant prepayment rate (CPR) (2)	16.47%	16.47%
Discount rate	8.73%	8.73%
(1)Based on a weighted average.
(2)Represents an expected lifetime average CPR used in the model.
For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	September 30, 2025
(rates per annum)	Range of Inputs	Average (1)

CPRs (2)	5.05% - 11.95%	6.89%
Discount Rates	8.66% - 16.23%	8.99%
(1)  Weighted averages of all the inputs within the range.
(2)  Represents the expected lifetime average CPR used in the model.
To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	September 30, 2025

Fair value of single family MSRs	$59,536
Expected weighted-average life (in years)	8.19
CPR
Impact on fair value of 25 basis points adverse change in interest rates	$(980)
Impact on fair value of 50 basis points adverse change in interest rates	$(1,989)
Discount rate
Impact on fair value of 100 basis points increase	$(2,585)
Impact on fair value of 200 basis points increase	$(5,050)
Multifamily and SBA MSRs
Balances and activity for multifamily and SBA MSRs are reported beginning on the Merger date of September 2, 2025, therefore there were no balances or activity for the quarters and nine months ended September 30, 2024 and as of
December 31, 2024.
The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2025

Beginning balance	$—	$—
MSRs acquired (1)	29,538	29,538
Originations	106	106
Amortization	(585)	(585)
Ending balance	$29,059	$29,059
(1)Represents MSRs acquired from the Merger on September 2, 2025.

The fair value of multifamily and SBA MSRs was $29.2 million at September 30, 2025.
Key economic assumptions used in measuring the initial fair value of capitalized multifamily MSRs were as follows:

	Quarter Ended September 30,	Nine Months Ended September 30,
(rates per annum) (1)	2025	2025

Discount rate	13.00%	13.00%
(1)Based on a weighted average.
For multifamily MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below. Multifamily DUS loans typically contain yield maintenance features that significantly reduce loan prepayments, resulting in a CPR of zero for valuation purposes.

	September 30, 2025
	Range of Inputs	Average (1)

Discount Rates	13.00% - 15.00%	13.00%
(1)  Weighted averages of all the inputs within the range.
NOTE 12–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY
In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (DUS®) that are subject to a credit loss sharing arrangement. The Company services the loans for
Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of the principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. At September 30, 2025, the total unpaid principal balance of loans sold under this program was $1.8 billion and the Company’s reserve liability related to this arrangement totaled $554 thousand. There was a reversal of provision of
$340 thousand and no actual losses were incurred for the quarter and nine months ended September 30, 2025. Balances and activity from the DUS Program are reported beginning on the Merger date of September 2, 2025, therefore there were no balances or activity for the quarters and nine months ended September 30, 2024 and as of December 31, 2024.
In the ordinary course of business, the Company sells residential mortgage loans to government sponsored enterprises and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $4.5 billion as of
September 30, 2025.
At September 30, 2025, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheets of $738 thousand. There was a provision of $4 thousand and no actual losses were incurred for the quarter and nine months ended
September 30, 2025. Balances from loans sold on a servicing retained basis and the mortgage repurchase liability are reported beginning on the Merger date of September 2, 2025, therefore there were no balances as of December 31, 2024.
NOTE 13–FAIR VALUE
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
The Company’s policy regarding transfers between levels of the fair value hierarchy is that all transfers are assumed to occur at the end of the reporting period.
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

The following table summarizes the fair value measurement methodologies, including significant inputs and assumptions and classification of the Company’s assets and liabilities valued at fair value on a recurring basis.

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Investment securities
U.S Treasury securities (Trading securities and Investment securities AFS)	Fair Value is based on quoted prices in an active market.	Level 1 recurring fair value measurement.
Investment securities AFS	Observable market prices of identical or similar securities are used where available.	Level 2 recurring fair value measurement.

If market prices are not readily available, value is based on discounted cash flows using the following significant inputs:
•Expected prepayment speeds
•Estimated credit losses
•Market liquidity adjustments
Level 3 recurring fair value measurement.
LHFS
Single family loans	Fair value is based on observable market data, including: •Quoted market prices, where available •Dealer quotes for similar loans •Forward sale commitments	Level 2 recurring fair value measurement.
Equity securities	Observable market prices of identical or similar securities are used where available.	Level 2 recurring fair value measurement.
Mortgage servicing rights
Single family MSRs
For information on how the Company measures the fair
value of its single family MSRs, including key economic
assumptions and the sensitivity of fair value to changes in
those assumptions, see Note 11, “Mortgage Banking
Operations.”
Level 3 recurring fair value measurement.
Derivatives
Futures and Options	Fair value is based on closing exchange prices.	Level 1 recurring fair value measurement.
Forward sale commitments and interest rate swaps
Fair value is based on quoted prices for identical or similar instruments, when available. When quoted prices are not
available, fair value is based on internally developed
modeling techniques, which require the use of multiple
observable market inputs including:
•Forward interest rates
•Interest rate volatilities
Level 2 recurring fair value measurement.
IRLC	The fair value considers several factors including: •Fair value of the underlying loan based on quoted prices in the secondary market, when available. •Value of servicing •Fall-out factor	Level 3 recurring fair value measurement.

The following tables present the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$50,357	$50,357	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	467,870	—	467,870	—
Mortgage backed securities - residential	2,374,155	—	2,372,543	1,612
Mortgage backed securities - commercial	378,178	—	378,178	—
Collateralized loan obligations	188,689	—	188,689	—
Corporate bonds	53,484	—	53,437	47
U.S. Treasury securities	20,579	20,579	—	—
Agency debentures	7,523	—	7,523	—
Total securities available-for-sale	3,490,478	20,579	3,468,240	1,659

Single family LHFS	21,397	—	21,397	—
Single family mortgage servicing rights	59,536	—	—	59,536
Equity securities	16,018	—	16,018	—
Derivatives:
Forward loan sale commitments	131	—	131	—
Interest rate lock commitments	277	—	—	277
Interest rate swaps	11,347	—	11,347	—
Total assets	$3,649,541	$70,936	$3,517,133	$61,472
Liabilities:
Derivatives:
Forward loan sale commitments	$112	$—	$112	$—
Interest rate swaps	10,259	—	10,259	—
Futures	1	1	—	—
Total liabilities	$10,372	$1	$10,371	$—

	December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Securities available-for-sale:
Obligations of states and political subdivisions	$91,299	$—	$91,299	$—
Mortgage backed securities - residential	2,643,688	—	2,643,688	—
Mortgage backed securities - commercial	240,862	—	240,862	—
Collateralized loan obligations	50,000	—	50,000	—
Corporate bonds	39,402	—	39,402	—
Total securities available-for-sale	3,065,251	—	3,065,251	—

Equity securities	15,355	—	15,355	—
Derivatives:
Interest rate swaps	12,835	—	12,835
Total assets	$3,093,441	$—	$3,093,441	$—
Liabilities:
Derivatives:
Interest rate swaps	$11,056	$—	$11,056	$—
Interest rate lock commitments	7	—	—	7
Total liabilities	$11,063	$—	$11,056	$7
There were no transfers between levels of the fair value hierarchy during the quarters and nine months ended September
30, 2025 and 2024.
Level 3 Recurring Fair Value Measurements
The Company’s Level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the quarter and nine months ended September 30, 2025, see Note 11, “Mortgage
Banking Operations.”
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

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets as of September 30, 2025. As of December 31, 2024, there were no assets measured at fair value using Level 3 unobservable inputs.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Low	High	Weighted Average

September 30, 2025
Investment securities AFS	$1,659	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Interest rate lock commitments, net	277	Income approach	Fall-out factor	1.10%	24.54%	15.04%
			Value of servicing	0.64%	1.49%	1.18%
The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions (1)	Transfers	Payoffs/Sales	Change in mark to market	Ending balance

Quarter Ended September 30, 2025
Investment securities AFS	$—	$1,649	$—	$—	$10	$1,659
Nine Months Ended September 30, 2025
Investment securities AFS	$—	$1,649	$—	$—	$10	$1,659
(1)Includes the assets acquired from the Merger on September 2, 2025
The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2025

Beginning balance, net	$—	$—
IRLC acquired (1)	514	514
Total realized/unrealized gains	(97)	(97)
Settlements	(140)	(140)
Ending balance, net	$277	$277
(1)Represents the interest rate lock commitments acquired from the Merger on September 2, 2025.
Assets and Liabilities Measured on a Nonrecurring Basis
Collateral Dependent Loan and Lease Receivables: The fair value of collateral dependent loan and lease receivables with specific allocations of the allowance for credit losses based on collateral values is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Loss exposure for collateral dependent loans is typically determined by the “practical expedient” which allows these loans to be assessed using the fair value of collateral method, which compares the net realizable value of the collateral (fair value less costs of sale) to the amortized cost basis of the loan
(carrying value). The fair value of real estate collateral is based on appraisals, evaluations or internal values.
As of September 30, 2025 and December 31, 2024 there were no collateral dependent loans with specific allowance allocations of the allowance for credit losses, which are measured for impairment using the fair value of the collateral.

Other real estate owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of the carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property or internal evaluations based on comparable sales, resulting in a
Level 3 classification. Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal
Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. In cases where the carrying amount exceeds the fair value, less cost to sell, an impairment loss is recognized. Management also considers inputs regarding market trends or other relevant factors and selling and commission costs.
Other real estate owned assets fall under a Level 3 fair value measurement methodology. The following table presents other real estate owned recorded at fair value on a nonrecurring basis and still held on the consolidated balance sheet for the periods indicated. Other real estate owned of $1.7 million as of September 30, 2025 was acquired in the Merger and recorded at fair value as of the Merger date.

(in thousands)	September 30, 2025	December 31, 2024
Fair value:
Other real estate owned	$1,675	$15,600
The following table presents losses due to write-downs of other real estate owned for the periods indicated and that were still held at the end of each respective reporting period.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Losses due to write downs:
Other real estate owned (1)	$—	$—	$—	$1,200
(1)Losses are included in other real estate owned related expense within noninterest expense on the consolidated income statements.
The following is a summary of the estimated fair value and carrying value of the Company’s financial instruments not recorded at fair value in the consolidated financial statements as of September 30, 2025 and December 31, 2024:

	September 30, 2025
		Fair Value
(in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$1,442,647	$1,442,647	$1,442,647	$—	$—
Securities held-to-maturity	1,363,636	1,186,260	—	1,183,260	3,000
Loans held for sale - multifamily and other	33,588	33,655	—	33,655	—
Loan and lease receivables, net	14,399,836	13,948,529	—	—	13,948,529
Mortgage servicing rights – multifamily and SBA	29,059	29,213	—	—	29,213
Liabilities:
Time deposits	$3,387,240	$3,378,332	$—	$3,378,332	$—
Long-term debt	190,123	198,516	—	198,516	—

	December 31, 2024
	Carrying Value	Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$999,711	$999,711	$999,711	$—	$—
Securities held-to-maturity	1,440,494	1,196,000	—	1,193,000	3,000
Loans held for sale - single family	543	543			543
Loan and lease receivables, net	9,554,939	8,817,007	—	—	8,817,007
Liabilities:
Time deposits	$970,053	$960,276	$—	$960,276	$—
Fair Value Option
Single family loans held for sale accounted under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are recognized in net gain on mortgage loan origination and sale activities within other noninterest income. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in fair value of the related servicing asset, resulting in revaluation adjustments to the recorded fair value. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in fair value of derivative instruments that are used as economic hedges of loans held for sale.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of September 30, 2025. As of December 31, 2024, there were no single family loans held for sale accounted for under the fair value option, since this election was made following the Merger.

	September 30, 2025
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$21,397	$20,932	$465

NOTE 14 – REVENUE FROM CONTRACTS WITH CUSTOMERS
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income in the consolidated statements of income. A description of the Company’s revenue streams accounted for under
ASC 606 are as follows:
Service Charges on Deposit Accounts and Other Deposit Service Fees: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance. Other deposit service fees are recognized at the point in time that the transaction occurs or the services provided.
Trust Fees: The Company earns trust fees from its contracts with trust customers to manage assets for investment services.
These fees are primarily earned over time as the Company provides the contracted monthly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM) at month-end. Other related services provided, which are based on a fixed fee schedule, are recognized when the services are rendered.
Merchant Processing Services, ATM processing and Debit Card Fees: ATM processing fees are recognized at the point in time that the transaction occurs or the services provided. The Company earns interchange fees from cardholder transactions conducted through the payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.
The following is a summary of the revenue from contracts with customers in the scope of ASC 606 that is recognized within noninterest income (loss):

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Noninterest income in scope of ASC 606:
Service charges on deposit accounts	$5,875	$6,007	$16,861	$17,854
Trust fees and commissions	3,117	3,176	9,452	8,841
ATM network fee income	3,425	3,109	9,353	9,084
Noninterest income subject to ASC 606	12,417	12,292	35,666	35,779
Noninterest income (loss) not subject to ASC 606	97,361	4,612	108,718	(193,434)
Total noninterest income (loss)	$109,778	$16,904	$144,384	$(157,655)

NOTE 15–EARNINGS PER SHARE
The Company has two classes of common stock and, as such applies the “two-class method” of computing earnings per share in accordance with ASC 260, “Earnings Per Share.” Earnings are allocated in the same manner as dividends would be distributed. The Company’s common shareholders are entitled to equally share in all dividends and distributions based on such shareholders’ pro rata ownership interest in the Company, except that each share of Class B common stock is treated as if such share had been converted into ten Class A Shares for purposes of calculating the economic rights of the Class B
Shares, including upon liquidation of the Company or the declaration of dividends or distributions by the Company.
The following tables summarize the calculation of earnings per share under the two-class method:

	Quarter Ended September 30,			Quarter Ended September 30,
	2025				2024
(in thousands, except share and per share data)	Class A common stock	Class B common stock	Consolidated	Class A common stock	Class B common stock	Consolidated
Net income			$55,161			$39,944
Basic:
Numerator
Allocation of distributed earnings (cash dividends declared)	$—	$—	$—	$28,419	$1,577	$29,996
Allocation of undistributed earnings	52,345	2,816	55,161	9,425	523	9,948
Allocation of distributed and undistributed earnings	$52,345	$2,816	$55,161	$37,844	$2,100	$39,944

Denominator
Basic weighted average common shares outstanding	207,189,764	1,114,448	208,304,212	200,884,880	1,114,448	201,999,328
Basic earnings per share (1)	$0.25	$2.53	$0.26	$0.19	$1.88	$0.20

Diluted:
Numerator
Allocation of distributed and undistributed earnings	$52,345	$2,816	$55,161	$37,844	$2,100	$39,944

Denominator
Basic weighted average common shares outstanding	207,189,764	1,114,448	208,304,212	200,884,880	1,114,448	201,999,328
Dilutive effect of unvested restricted stock units	68,914	—	68,914	92,431	—	92,431
Diluted weighted average common shares outstanding	207,258,678	1,114,448	208,373,126	200,977,311	1,114,448	202,091,759
Diluted earnings per share (1)	$0.25	$2.53	$0.26	$0.19	$1.88	$0.20

(1)  Periods prior to September 2, 2025 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 3,301.0920 for Class A common stock and 330.1092 for Class B common stock.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2025			2024
(in thousands, except share and per share data)	Class A common stock	Class B common stock	Consolidated	Class A common stock	Class B common stock	Consolidated
Net income (loss)			$141,437			$(22,664)
Basic:
Numerator
Allocation of distributed earnings (cash dividends declared)	$—	$—	$—	$89,999	$4,993	$94,992
Allocation of undistributed earnings (losses)	134,077	7,360	141,437	(111,472)	(6,184)	(117,656)
Allocation of distributed and undistributed earnings (losses)	$134,077	$7,360	$141,437	$(21,473)	$(1,191)	$(22,664)

Denominator
Basic weighted average common shares outstanding	203,012,384	1,114,448	204,126,832	200,876,688	1,114,448	201,991,136
Basic earnings (loss) per share (1)	$0.66	$6.60	$0.69	$(0.11)	$(1.07)	$(0.11)

Diluted:
Numerator
Allocation of distributed and undistributed earnings (losses)	$134,077	$7,360	$141,437	$(21,473)	$(1,191)	$(22,664)

Denominator
Basic weighted average common shares outstanding	203,012,384	1,114,448	204,126,832	200,876,688	1,114,448	201,991,136
Dilutive effect of unvested restricted stock units (2)	62,619	—	62,619	—	—	—
Diluted weighted average common shares outstanding	203,075,003	1,114,448	204,189,451	200,876,688	1,114,448	201,991,136
Diluted earnings per share (1)	$0.66	$6.60	$0.69	$(0.11)	$(1.07)	$(0.11)
(1)  Periods prior to September 2, 2025 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 3,301.0920 for Class A common stock and 330.1092 for Class B common stock.
(2) Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the nine months ended September 30, 2024 were certain unvested RSUs. On a weighted average basis, 112,237 unvested RSUs were excluded because their effect would have been anti-dilutive.
NOTE 16–SUBSEQUENT EVENTS
The Company has evaluated and concluded that no subsequent events have occurred through the date of issuance of the financial statements that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This
Quarterly Report contains forward-looking statements that involve risks and uncertainties, including those described in the section entitled “Cautionary Note Regarding Forward Looking Statements.” There are a number of important risks and uncertainties that could cause our actual results to differ materially from those discussed in these forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” under Part II, Item 1A of this Quarterly Report, and those discussed in our other disclosures and filings.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including information incorporated by reference herein, contains, and future oral and written statements of the Company and its management may contain, forward-looking statements within the meaning of the
Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, contained or incorporated by reference in this Quarterly Report, including statements regarding our plans, objectives, expectations, strategies, beliefs, or future performance or events, are forward-looking statements. Generally, forward-looking statements include the words “anticipate,” “believe,” “could,”
“estimate,” “expect,” “intend,” “look,” “may,” “optimistic,” “plan,” “potential,” “projection,” “should,” “will,” and
“would” and similar expressions (or the negative of these terms), although not all forward-looking statements contain these identifying words. These statements are subject to known and unknown risks, uncertainties, assumptions, estimates, and other important factors that change over time, many of which may be beyond our control. Our future performance and actual results may differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements should not be relied upon as a prediction of actual results.
We caution readers that actual results may differ materially from those expressed in or implied by the Company’s forward-
looking statements. Other important factors could affect the Company’s future results from those expressed or implied in any forward-looking statements include, but are not limited to:
•the ability to achieve expected cost savings, synergies and other financial benefits from the Merger within the expected time frames and costs or difficulties relating to integration matters being greater than expected;
•the diversion of management time from core banking functions due to integration-related matters;
•changes in the interest rate environment and in expectation of reduction in short-term interest rates;
•changes in the U.S. and global economies, including business disruptions, reductions in employment, inflationary pressures and an increase in business failures, specifically among our customers, and global trade disputes, including the imposition of tariffs by the U.S. and countermeasures by foreign governments;
•our ability to control operating costs and expenses;
•our ability to attract and retain key members of our senior management team;
•changes in deposit flows, loan demand or real estate values may adversely affect our business;
•increases in competitive pressure among financial institutions or from non-financial institutions;
•our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or the Bank;
•our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses and impact the adequacy of our allowance for credit losses;
•changes in accounting principles, policies or guidelines may cause our financial condition to be perceived or interpreted differently;
•legislative or regulatory changes that may adversely affect our business or financial condition, including, without limitation, changes in corporate and/or individual income tax laws and policies, changes in privacy laws, and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes;
•general economic conditions, either nationally or locally in some or all areas in which we conduct business, or conditions in the securities markets or banking industry;
•technological changes may be more difficult or more expensive than what we anticipate;

•a failure in or breach of our operational or security systems or information technology infrastructure, or those of our third-party providers and vendors, including due to cyber-attacks;
•success or consummation of new business initiatives may be more difficult or expensive than what we anticipate;
•staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; and
•the potential for litigation, investigations or other matters before regulatory agencies.
A discussion of the factors, risks and uncertainties that could affect our financial results, business goals and operational and financial objectives is also contained in the Risk Factors included on Exhibit 99.2 to the Company’s Current Report on
Form 8-K, filed with the SEC on September 2, 2025. We strongly recommend readers review those disclosures in conjunction with the discussions herein. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events.
Forward-looking statements in this Quarterly Report are based on management’s expectations at the time such statements are made and speak only as of the date made. The Company does not assume any obligation or undertake to update any forward-looking statements after the date of this Quarterly Report as a result of new information, future events or developments, except as required by federal securities or other applicable laws, although the Company may do so from time to time.
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
Overview
Founded in 1921, Mechanics is a financial holding company and primarily operates through Mechanics Bank, a full-service community bank that was founded in 1905, with locations throughout California, Washington, the Portland, Oregon area and Hawaii. Following the Merger of HomeStreet Bank with and into Mechanics Bank, with Mechanics Bank surviving the
Merger as a wholly-owned subsidiary of the Company, the assets, liabilities and operations of HomeStreet Bank became the assets, liabilities and operations of Mechanics Bank. Headquartered in Walnut Creek, California, Mechanics Bank
provides personal banking, business banking, trust and estate, brokerage and wealth management products and services.
Mechanics Bank’s retail banking products include a wide range of personal checking, savings and loan products (including credit card, home equity, home mortgage and secured/unsecured loans), as well as online banking and a variety of wealth management services (including trust and estate, investment management and financial planning services). Mechanics
Bank’s banking products and services for businesses include business checking and savings accounts, business debit cards, online banking, cash management services, wealth management services, business credit cards, commercial real estate loans, equipment leasing and loans guaranteed by the SBA.
Legacy HomeStreet Bank, which was merged with and into Mechanics Bank and whose business is now part of the business of Mechanics Bank, was principally engaged in commercial banking, consumer banking, and real estate lending, including construction and permanent loans on commercial real estate and single-family residences. It also sold insurance products for consumer clients. It provided these financial products and services to its customers through bank branches, loan production offices, ATMs, online, mobile and telephone banking channels.
Our business strategy is to offer a full range of financial products and services to our customer base consistent with a regional bank’s offerings while providing the responsive and personalized service of a community bank. We intend to maintain our business by:
•marketing our services directly to prospective new customers;
•obtaining new client referrals from existing clients;
•adding experienced relationship managers, branch managers and loan officers who may have established client relationships that we can serve;
•cross-selling our products and services; and
•making opportunistic acquisitions of complementary businesses and/or establishing de novo offices in select markets within and outside our existing market areas.

Legacy Mechanics Bank ceased originating auto loans in February 2023, but continued to service the portfolio through
April 30, 2025. Effective May 1, 2025, Mechanics Bank entered into a servicing agreement with a third-party servicer to oversee and manage Mechanics Bank’s active portfolio of auto loans. The portfolio consisted of new and pre-owned retail automobile sales contracts purchased from both franchised and independent automobile dealerships in the United States.
Our primary sources of liquidity include deposits, loan repayments and investment securities payments, both principal and interest, borrowings, and proceeds from the sale of loans and investment securities. Borrowings may include advances from the FHLB, borrowings from the Federal Reserve, federal funds purchased and borrowings from other financial institutions.
General
The Company’s management’s discussion and analysis of results of operations and financial condition (MD&A) is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes in this Quarterly Report on Form 10-Q.
Recent Developments
HomeStreet Acquisition
As discussed in Note 1, “Summary of Significant Accounting Policies,” on September 2, 2025, the Merger by and among
Mechanics Bancorp (formerly known as HomeStreet, Inc.), HomeStreet Bank and Mechanics Bank was consummated. In connection with the Merger, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the
Merger and becoming a wholly-owned subsidiary of Mechanics Bancorp. The Merger is considered a reverse acquisition in which Mechanics Bank is the accounting acquirer (legal acquiree), HomeStreet Bank is the accounting acquiree and
Mechanics Bancorp is the legal acquirer. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger as of September 2, 2025 at their acquisition date fair values.
Economic and Market Conditions
The current level of interest rates continues to impact our results of operations as our overall relatively low cost of funds face pressure with higher available market rates.  With the decrease in short term interest rates in the latter part of 2024, our cost of funds have stabilized. Given the scheduled repricing of our loans, the expectation of ongoing reductions in short-
term interest rates by the Federal Reserve and continued effective noninterest expense management, we anticipate modest growth in earnings in the current rate environment.
Non-GAAP Financial Measures
This document contains non-GAAP financial measures of our financial performance, including return on average tangible equity, efficiency ratio, tangible book value per share and tangible common equity ratio. We believe that these non-GAAP financial measures provide useful information because they are used by management to evaluate our operating performance, without the impact of goodwill and other intangible assets. However, these financial measures are not intended to be considered in isolation of or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP and should be viewed in addition to, and not as an alternative to, its GAAP results. The non-
GAAP financial measures Mechanics presents may differ from similarly captioned measures presented by other companies.
Critical Accounting Estimates
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, these changes could have a material adverse effect on the carrying value of assets and liabilities and on our results of operations. As a result of the
Merger, the Company updated critical accounting estimates. Management believes the ACL policy and estimate, and the valuation of single family MSRs and business combinations and goodwill estimates are important to the portrayal of the
Company’s financial condition and results of operations and requires difficult, subjective, or complex judgments and, therefore, management considers the following to be critical accounting estimates.
ACL
The Company utilizes a blend of economic forecast scenarios from Moody’s Analytics, specifically, the baseline, upside
(S1), and downside (S3) scenarios, as key inputs in estimating our ACL. These scenarios are refreshed quarterly and provide forward-looking assumptions on key macroeconomic indicators such as GDP growth, unemployment rates, and commercial real estate conditions. Within this framework, our current expected credit loss models generate PD and LGD at the individual loan or pooled segment level. These components are modeled using borrower characteristics, loan terms, and scenario-specific economic conditions. The product of PD and LGD results in the expected credit loss for each instrument, which aggregates into our total ACL. In addition to model-driven outputs, we incorporate qualitative adjustments where management determines additional reserves may be warranted. These adjustments consider factors not fully captured in the models and are reassessed regularly to ensure reserves remain appropriate.
The increase in ACL during the reporting period primarily reflects the establishment of reserves on PCD and non-PCD loans from HomeStreet and reserves related to increased maturity, repricing, collateral, concentration and other model risk.
The Company continuously monitors its ACL methodology to ensure it remains appropriately calibrated to reflect both modeled outputs and emerging risks.
MSRs
The valuation of MSRs is based on various assumptions which are set forth in Note 11, “Mortgage Banking Operations” in the financial statements. Note 11 also provides sensitivity analysis based on the assumptions used. The sensitivity analyses are hypothetical and have been provided to indicate the potential impact that changes in assumptions may have on the estimate of the fair value of MSRs.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. Under this accounting method, the acquired company’s assets and liabilities are recorded at fair value at the date of the acquisition, except as provided for by the applicable accounting guidance, and the results of operations of the acquired company are combined with the acquiree’s results from the date of the acquisition forward. The difference between the purchase price and the fair value of the net assets acquired (including identifiable intangible assets) is recorded as goodwill or bargain purchase gain.
Management uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for PCD loans is recognized within acquisition accounting. The allowance for credit losses for non-PCD assets is recognized as provision for credit losses in the same reporting period as the acquisition. Fair value adjustments are amortized or accreted into the statement of operations over the estimated life of the acquired assets or assumed liabilities.
The purchase date valuations and any subsequent adjustments determine the amount of goodwill or bargain purchase gain recognized in connection with the acquisition. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations.
The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. In addition, the Company engages third-party specialists to assist in the development of fair values. Preliminary estimates of fair values may be adjusted for a period of time subsequent to the effective time of the acquisition if new information is obtained about facts and circumstances that existed as of the effective time of the acquisition that, if known, would have affected the measurement of the amounts recognized as of that date.
Adjustments recorded during this period are recognized in the current reporting period. Management uses various valuation methodologies to estimate the fair value of these assets and liabilities and often involves a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets, and certain other assets and liabilities.

Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of assets, including goodwill and liabilities, which could result in impairment losses affecting our financial statements as a whole and our banking subsidiary in which the goodwill is recorded.
Summary Financial Data

	Quarter Ended		Nine Months Ended
(in thousands, except shares, per share and FTE data)	September 30 2025	June 30 2025	September 30 2025	September 30 2024
Select Income Statement data:
Net interest income	$145,670	$130,129	$404,253	$390,769
Provision for credit losses on loans and leases	46,058	357	42,663	2,684
Provision (reversal of provision) for credit losses on unfunded lending commitments	960	(725)	329	517
Noninterest income (loss)	109,778	19,625	144,384	(157,655)
Noninterest expense	163,329	91,080	340,047	261,410
Net income (loss):
Before income tax expense	45,101	59,042	165,598	(31,497)
Total	55,161	42,485	141,437	(22,664)

Basic earnings per share:
Class A common stock	$0.25	$0.20	$0.66	$(0.11)
Class B common stock	$2.53	$2.00	$6.60	$(1.07)
Diluted earnings per share:
Class A common stock	$0.25	$0.20	$0.66	$(0.11)
Class B common stock	$2.53	$2.00	$6.60	$(1.07)
Basic weighted-average shares outstanding
Class A common stock	207,189,764	200,893,223	203,012,384	200,876,688
Class B common stock	1,114,448	1,114,448	1,114,448	1,114,448
Diluted weighted-average shares outstanding
Class A common stock	207,258,678	200,952,643	203,075,003	200,876,688
Class B common stock	1,114,448	1,114,448	1,114,448	1,114,448

Select Performance Ratios:
Return on average equity (1)	8.61%	7.15%	7.81%	(1.35)%
Return on average tangible equity (1),(2)	14.17%	11.82%	12.96%	(1.48)%
Return on average assets (1)	1.18%	1.03%	1.10%	(0.18)%
Efficiency ratio	63.9%	60.8%	62.0%	112.1%
Efficiency ratio (non-GAAP) (2)	62.3%	59.0%	60.2%	107.6%
Net interest margin (1)	3.36%	3.44%	3.41%	3.29%
(1) Ratios are annualized.
(2)Return on average tangible equity, efficiency ratio, tangible book value per share, and tangible common equity ratio are non-GAAP financial measures. For a reconciliation of these measures to the comparable GAAP financial measure or the computation of the measure, see “Non-GAAP
Financial Measures and Reconciliations.”
(3)On September 2, 2025, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the Merger and becoming a wholly-owned subsidiary of Mechanics Bancorp. As a result, for periods prior to September 30, 2025, regulatory capital ratios are only presented for legacy Mechanics Bank.

	As of
(in thousands, except shares, per share and FTE data)	September 30, 2025	December 31, 2024

Selected Balance Sheet Data
Loans held for sale	$54,985	$543
Loans held for investment	14,568,795	9,643,497
Allowance for credit losses	(168,959)	(88,558)
Investment securities	4,854,114	4,505,745
Total assets	22,708,820	16,490,112
Total deposits	19,452,819	13,941,804
Total long-term debt	190,123	—
Total shareholders’ equity	2,774,134	2,301,868
Other data:
Book value per share	$12.54	$11.40
Tangible book value per share (2)	$7.73	$6.70
Common equity ratio	12.22%	13.96%
Tangible common equity ratio (2)	8.23%	9.10%
Loans to deposits ratio	74.89%	69.17%
Full time equivalent employees	2,036	1,439
Credit Quality:
Nonaccrual loans	$60,586	$10,693
Nonperforming assets to total assets	0.29%	0.16%
ACL to total loans	1.16%	0.92%
ACL to nonaccrual loans	278.88%	828.22%
Nonaccrual loans to total loans	0.42%	0.11%
Nonperforming assets	$64,914	$26,504
Regulatory Capital Ratios:(3)
Mechanics Bancorp
Tier 1 leverage capital	10.34%	n/a
Common equity Tier 1 capital	13.42%	n/a
Tier 1 risk-based capital	13.42%	n/a
Total risk based capital	15.57%	n/a
Mechanics Bank
Tier 1 leverage capital	11.46%	9.66%
Common equity Tier 1 capital	14.87%	16.14%
Tier 1 risk-based capital	14.87%	16.14%
Total risk based capital	16.13%	17.14%
(1) Ratios are annualized.
(2)Return on average tangible equity, efficiency ratio, tangible book value per share, and tangible common equity ratio are non-GAAP financial measures. For a reconciliation of these measures to the comparable GAAP financial measure or the computation of the measure, see “Non-GAAP
Financial Measures and Reconciliations.”
(3)On September 2, 2025, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the Merger and becoming a wholly-owned subsidiary of Mechanics Bancorp. As a result, for periods prior to September 30, 2025, regulatory capital ratios are only presented for
Mechanics Bank.

Management's Overview of the Third Quarter 2025 Financial Performance
Third Quarter of 2025 Compared to the Second Quarter of 2025
General: Our net income and income before taxes were $55.2 million and $45.1 million, respectively, in the third quarter of 2025, as compared to $42.5 million and $59.0 million, respectively, in the second quarter of 2025. The $13.9 million decrease in income before taxes compared to the second quarter of 2025 was primarily due to an increase in noninterest expense and an increase in provision for credit losses, partially offset by an increase in net interest income and an increase in noninterest income.
Income Taxes: Our effective tax rate during the third quarter of 2025 was (22.3)% as compared to 28.0% in the second quarter of 2025. The $90.4 million bargain purchase gain from the Merger with HomeStreet was an after-tax item.
Excluding the bargain purchase gain, we would have recorded a pre-tax loss of $45.3 million, which was the primary reason for the negative effective tax rate.
Net Interest Income: The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv)
net interest rate spread; and (v) net interest margin. The average yields and rates are based on annualized interest income or expense for the periods presented.

	Quarter Ended
	September 30, 2025			June 30, 2025
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Cash and cash equivalents	$1,851,414	$19,858	4.26%	$1,390,355	$14,668	4.23%
Investment securities	4,248,163	40,266	3.76%	4,342,666	42,013	3.88%
Loans (1)	10,959,795	141,773	5.13%	9,337,910	120,116	5.16%
FHLB stock and other investments	119,880	2,991	9.90%	103,468	1,356	5.26%
Total interest-earning assets	17,179,252	204,888	4.73%	15,174,399	178,153	4.71%
Noninterest-earning assets	1,418,197			1,294,772
Total assets	$18,597,449			$16,469,171
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$1,480,835	$1,196	0.32%	$1,344,397	$1,045	0.31%
Money market and savings	6,701,690	42,382	2.51%	6,231,772	40,956	2.64%
Certificates of deposit	1,758,659	13,918	3.14%	960,431	6,023	2.52%
Total	9,941,184	57,496	2.29%	8,536,600	48,024	2.26%
Borrowings:
Borrowings	10,939	124	4.48%	13	—	4.61%
Long-term debt	63,034	1,598	10.06%	—	—	—%
Total interest-bearing liabilities	10,015,157	59,218	2.35%	8,536,613	48,024	2.26%
Noninterest-bearing liabilities:
Demand deposits (2)	5,823,539			5,355,287
Other liabilities	216,836			193,089
Total liabilities	16,055,532			14,084,989
Shareholders’ equity	2,541,917			2,384,182
Total liabilities and shareholders’ equity	$18,597,449			$16,469,171
Net interest income		$145,670			$130,129
Net interest rate spread			2.38%			2.45%
Net interest margin			3.36%			3.44%
(1)Includes loans held for sale.
(2)Cost of all deposits, including noninterest-bearing demand deposits was 1.45% and 1.39% for the quarters ended September 30, 2025 and June 30,
2025, respectively.

Net interest income in the third quarter of 2025 was $15.5 million higher than the second quarter of 2025 primarily as a result of the Merger with HomeStreet Bank in September 2025. Mechanics’ net interest margin decreased from 3.44% to
3.36%. The decrease in the net interest margin was primarily due to the deposits and long-term debt acquired from
HomeStreet and non-recurring interest recoveries recognized in the second quarter.
Provision for Credit Losses on Loans and Leases: The provision for credit losses on loans in the third quarter of 2025 was
$46.1 million, compared to $357 thousand for the second quarter of 2025. The increase in provision for the third quarter of
2025 was primarily driven by reserves established on non-PCD acquired loans from HomeStreet and updates to ACL factors that were driven by a re-evaluation of future economic conditions and interest rate repricing risk.
Noninterest income consisted of the following:

	Quarter Ended
(in thousands)	September 30, 2025	June 30, 2025

Noninterest income
Service charges on deposit accounts	$5,875	$5,492
Trust fees and commissions	3,117	3,216
ATM network fee income	3,425	3,040
Loan servicing income	680	168
Net gain (loss) on sales and calls of investment securities	155	4,137
Income from bank-owned life insurance	2,120	502
Bargain purchase gain	90,363	—
Other	4,043	3,070
Total noninterest income	$109,778	$19,625
Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	September 30, 2025	June 30, 2025

Single family servicing income, net
Servicing fees and other	$1,059	$168
Changes in fair value of single family MSRs - other (1)	(618)	—
Net	441	168
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	(167)	—
Net gain from economic hedging (3)	177	—
Subtotal	10	—
Single family servicing income	451	168

Commercial loan servicing income:
Servicing fees and other	814	—
Amortization of capitalized MSRs	(585)	—
Subtotal	229	—
Total loan servicing income	$680	$168
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)Comprised of net gains on derivatives used as economic hedges of single family MSRs, and net gains on U.S. Treasury notes trading securities used for hedging purposes.
Noninterest income in the third quarter of 2025 increased from the second quarter of 2025 primarily due to a $90.4 million bargain purchase gain recognized on the HomeStreet Merger, additional income from one month of revenues from the
Merger, and higher bank-owned life insurance income. These increases were offset by gains recognized on the sale of investment securities in the second quarter of $4.1 million.

Noninterest Expense consisted of the following:

	Quarter Ended
(in thousands)	September 30, 2025	June 30, 2025

Noninterest expense
Salaries and employee benefits	$54,168	$47,734
Occupancy	9,566	8,337
Equipment	7,288	6,288
Professional services	5,560	5,907
FDIC assessments and regulatory fees	2,722	2,213
Amortization of intangible assets	4,251	2,666
Data processing	3,315	2,200
Loan related	4,439	3,220
Marketing and advertising	680	744
Other real estate owned related	(103)	104
Acquisition and integration costs	63,869	5,639
Other	7,574	6,028
Total noninterest expense	$163,329	$91,080
Noninterest expense increased $72.2 million in the third quarter of 2025 compared to the second quarter of 2025, primarily due to an increase in acquisition and integration related costs of $63.9 million and the additional expenses associated with one month of HomeStreet’s non-interest expenses reflected from the Merger.
Nine Months Ended of September 30, 2025 Compared to Nine Months Ended of September 30, 2024
General: Our net income and income before taxes were $141.4 million and $165.6 million, respectively, for the nine months ended September 30, 2025, as compared to a net loss and net loss before taxes of $22.7 million and $31.5 million, respectively, for the nine months ended September 30, 2024. The $197.1 million increase in income before taxes compared to the first nine months of 2024 was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in provision for credit losses and an increase in noninterest expense.
Income Taxes: Our effective tax rate for the nine months ended September 30, 2025 was 14.5% as compared to 28.0% for the nine months ended September 30, 2024 and our federal statutory rate was 21.0%. The $90.4 million bargain purchase gain from the Merger with HomeStreet was an after-tax item. Excluding the bargain purchase gain, we would have recorded  pre-tax income of $75.2 million, which was the primary reason for the low effective tax rate.

Net Interest Income: The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv)
net interest rate spread; and (v) net interest margin. The average yields and rates are based on annualized interest income or expense for the periods presented.

	Nine Months Ended
	September 30, 2025			September 30, 2024
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Cash and cash equivalents	$1,329,525	$41,713	4.19%	$1,525,600	$59,315	5.19%
Investment securities	4,455,585	129,864	3.90%	3,914,358	91,238	3.11%
Loans (1)	9,935,183	379,681	5.11%	10,312,101	404,010	5.23%
FHLB stock and other investments	108,261	5,368	6.63%	102,545	4,303	5.61%
Total interest-earning assets	15,828,554	556,626	4.70%	15,854,604	558,866	4.71%
Noninterest-earning assets	1,338,126			1,340,551
Total assets	$17,166,680			$17,195,155
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$1,409,713	$3,539	0.34%	$1,503,080	$7,602	0.68%
Money market and savings	6,330,840	121,478	2.57%	5,775,423	111,971	2.59%
Certificates of deposit	1,222,456	25,634	2.80%	1,021,633	21,286	2.78%
Total	8,963,009	150,651	2.25%	8,300,136	140,859	2.27%
Borrowings:
Borrowings	3,691	124	4.48%	739,058	26,428	4.78%
Long-term debt	21,242	1,598	10.06%	19,927	810	5.43%
Total interest-bearing liabilities	8,987,942	152,373	2.27%	9,059,121	168,097	2.48%
Noninterest-bearing liabilities:
Demand deposits (2)	5,541,719			5,687,029
Other liabilities	215,971			207,811
Total liabilities	14,745,632			14,953,961
Shareholders’ equity	2,421,048			2,241,194
Total liabilities and shareholders’ equity	$17,166,680			$17,195,155
Net interest income		$404,253			$390,769
Net interest spread			2.43%			2.23%
Net interest margin			3.41%			3.29%
(1) Includes loans held for sale.
(2)Cost of deposits including noninterest-bearing deposits, was 1.39% and 1.35% for the nine months ended September 30, 2025 and 2024, respectively.
Net interest income for the nine months ended September 30, 2025 increased $13.5 million as compared to the nine months ended September 30, 2024 due primarily to an increase in net interest margin from 3.29% in the nine months ended
September 30, 2024 to 3.41% in the nine months ended September 30, 2025. The increase in net interest margin is due to a
21 basis point decrease in the rates paid on interest-bearing liabilities. The decrease in rates paid on interest-bearing liabilities was primarily driven by the payoff of the Company’s $750 million of Bank Term Funding Program (BTFP)
borrowings in September 2024, partially offset by higher borrowing costs on acquired debt from the Merger.
Provision for Credit Losses on Loans and Leases: There was a $42.7 million provision for credit losses on loans in the nine months ended September 30, 2025, compared to a $2.7 million provision for credit losses in the nine months ended
September 30, 2024. The increase in provision for the nine months ended September 30, 2025 was primarily driven by reserves established on non-PCD acquired loans from HomeStreet and updates to ACL factors that were driven by a re-
evaluation of future economic conditions and interest rate repricing risk.

Noninterest income (loss) consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2025	2024

Noninterest income (loss)
Service charges on deposit accounts	$16,861	$17,854
Trust fees and commissions	9,452	8,841
ATM network fee income	9,353	9,084
Loan servicing income	1,025	786
Net gain (loss) on sales and calls of investment securities	4,292	(207,203)
Income from bank-owned life insurance	3,149	2,144
Bargain purchase gain	90,363	—
Other	9,889	10,839
Total noninterest income (loss)	$144,384	$(157,655)
Loan servicing income, a component of noninterest income, consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2025	2024

Single family servicing income, net
Servicing fees and other	$1,404	$786
Changes in fair value of single family MSRs - other(1)	(618)	—
Net	786	786
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	(167)	—
Net gain from economic hedging (3)	177	—
Subtotal	10	—
Single family servicing income	796	786

Commercial loan servicing income:
Servicing fees and other	814	—
Amortization of capitalized MSRs	(585)	—
Subtotal	229	—
Total loan servicing income	$1,025	$786
(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)Comprised of net gains on derivatives used as economic hedges of single family MSRs, and net gains on U.S. Treasury notes trading securities used for hedging purposes.
Noninterest income for the nine months ended September 30, 2025 increased from the nine months ended September 30,
2024 primarily due to the bargain purchase gain of $90.4 million recognized on the HomeStreet Merger and the $207.2 million loss on the sale of lower yielding AFS investment securities as part of a balance sheet restructure in the nine months ended September 30, 2024.

Noninterest Expense consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2025	2024

Noninterest expense
Salaries and employee benefits	$150,753	$147,717
Occupancy	25,875	24,113
Equipment	19,445	17,643
Professional services	16,383	15,398
FDIC assessments and regulatory fees	7,148	8,679
Amortization of intangible assets	9,655	10,705
Data processing	6,865	6,734
Loan related	9,236	5,416
Marketing and advertising	2,008	2,603
Other real estate owned related	2,685	1,888
Acquisition and integration costs	69,858	—
Other	20,136	20,514
Total noninterest expense	$340,047	$261,410
Noninterest expense increased $78.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to acquisition and integration related costs of $69.9 million, and higher loan related costs incurred due to the outsourcing of servicing our auto loan portfolio in the second quarter of 2025.
Financial Condition -September 30, 2025 compared to December 31, 2024
During the nine months ended September 30, 2025, total assets increased $6.2 billion, total liabilities increased $5.7 billion and shareholders’ equity increased $472.3 million.
Investment Securities
Trading securities totaled $50.4 million at September 30, 2025 and were acquired in the HomeStreet Merger. Securities held-to-maturity decreased by $76.9 million due to maturities and calls during the nine months ended September 30, 2025 and totaled $1.4 billion at September 30, 2025. Securities available-for-sale increased by $425.2 million during the nine months ended September 30, 2025 to $3.5 billion at September 30, 2025. The net increase in investment securities was primarily due to the securities acquired in the HomeStreet Merger, offset by the sale of $925.8 million of securities in the second quarter of 2025 to generate liquidity for the Merger.
Loans
Total loans and leases at September 30, 2025 were $14.6 billion, up $4.9 billion from $9.6 billion at December 31, 2024, due primarily to the addition of $5.6 billion of legacy HomeStreet Bank loans recorded at fair value, offset by run-off in our auto loan portfolio of $642.3 million.
Deposits
Total deposits increased by $5.5 billion during the nine months ended September 30, 2025 to $19.5 billion at
September 30, 2025, due primarily to balances acquired in the Merger.
Noninterest-bearing accounts totaled $6.7 billion and represented 35% of total deposits at September 30, 2025,  compared to $5.6 billion, or 40% of total deposits, at December 31, 2024. Noninterest-bearing deposit balances increased in the nine months ended September 30, 2025 primarily due to balances acquired in the Merger.
Insured deposits of $12.8 billion represented 66% of total deposits at September 30, 2025, compared to insured deposits of
$7.8 billion, or 56% of total deposits at December 31, 2024.

Borrowings
Total borrowings were $190.1 million at September 30, 2025, representing subordinated notes, senior notes and trust preferred debt acquired in the Merger.
Equity
During the nine months ended September 30, 2025, total shareholders’ equity increased by $472.3 million to $2.8 billion and tangible common equity (1) increased by $367.7 million to $1.8 billion at September 30, 2025. The increase in total shareholders’ equity for the nine months ended September 30, 2025 resulted from Mechanics Bancorp shares issued as
Merger consideration, net income in 2025 and a decrease in the unrealized losses on our AFS securities portfolio.
At September 30, 2025, book value per common share increased to $12.54, compared to $11.40 at December 31, 2024. The year-to-date change in book value per share reflects Mechanics Bancorp shares issued as Merger consideration. Tangible book value per common share (1) increased to $7.73, compared to $6.70 at December 31, 2024, mainly as a result of
Mechanics Bancorp shares issued as Merger consideration, offset by the additional $114.2 million of intangibles added as part of the Merger.
(1) Tangible common equity and tangible book value per share are non-GAAP financial measures. For a reconciliation of this measures to the comparable
GAAP financial measure or the computation of the measure, see “Non-GAAP Financial Measures and Reconciliations.”
Debt Securities
Debt securities available for sale (AFS) and held to maturity (HTM) are as follows:

	September 30, 2025		December 31, 2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$459,834	$467,870	91,799	91,299
Mortgage-backed securities - residential	2,373,146	2,374,155	2,694,745	2,643,688
Mortgage-backed securities - commercial	389,469	378,178	259,793	240,862
Collateralized loan obligations	188,500	188,689	50,000	50,000
Corporate bonds	56,558	53,484	43,968	39,402
U.S. Treasury securities	20,597	20,579	—	—
Agency debentures	7,545	7,523	—	—
Total securities available-for-sale	3,495,649	3,490,478	3,140,305	3,065,251

Securities held-to-maturity
Obligations of states and political subdivisions	15,082	15,576	14,193	14,672
Mortgage-backed securities - residential	1,037,566	893,069	1,115,389	918,440
Mortgage-backed securities - commercial	310,988	277,615	310,912	262,888
Total securities held-to-maturity	1,363,636	1,186,260	1,440,494	1,196,000
Total AFS and HTM debt securities	$4,859,285	$4,676,738	$4,580,799	$4,261,251

The following table shows the contractual maturities and weighted average yields of the available-for-sale and held-to-
maturity securities portfolio:

	September 30, 2025
	One Year Or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(in thousands)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)

Securities available-for-sale
Obligations of states and political subdivisions	$345	2.49%	$45,276	1.82%	$90,330	3.65%	$331,919	4.29%	$467,870	3.92%
Mortgage-backed securities - residential	446	2.02%	16,887	2.06%	26,601	2.31%	2,330,221	5.03%	2,374,155	4.97%
Mortgage-backed securities - commercial	2,460	6.30%	190,384	3.21%	158,333	4.58%	27,001	3.66%	378,178	3.82%
Collateralized loan obligations	—	—%	—	—%	—	—%	188,689	5.70%	188,689	5.70%
Corporate bonds	—	—%	3,388	24.61%	50,096	4.47%	—	—%	53,484	5.72%
U.S. Treasury securities	—	—%	20,579	3.60%	—	—%	—	—%	20,579	—%
Agency debentures	—	—%	1,384	3.81%	3,942	4.43%	2,197	4.82%	7,523	4.43%
Total securities available-for-sale	3,251	5.31%	277,898	3.21%	329,302	3.38%	2,880,027	5.19%	3,490,478	4.75%
Securities held-to-maturity
Obligations of states and political subdivisions	5,244	1.10%	3,592	4.23%	4,621	4.35%	1,625	7.44%	15,082	3.52%
Mortgage-backed securities - residential	—	—%	58	2.46%	—	—%	1,037,508	1.78%	1,037,566	1.78%
Mortgage-backed securities - commercial	—	—%	139,756	1.74%	171,232	1.83%	—	—%	310,988	1.79%
Total securities held-to- maturity	5,244	1.10%	143,406	0.92%	175,853	2.27%	1,039,133	1.79%	1,363,636	1.80%
Total AFS and HTM debt securities	$8,495	2.71%	$421,304	2.80%	$505,155	3.32%	$3,919,160	4.13%	$4,854,114	3.92%
(1)Weighted-average yields are calculated based on the contractual coupon, including amortization of premiums and accretion of discounts, weighted by amortized cost.

Loans
The following table details the composition of our LHFI portfolio by dollar amount:

(in thousands)	September 30, 2025	December 31, 2024

Commercial and industrial	$547,311	$410,040
Commercial real estate
Multifamily	5,448,374	2,794,581
Non-owner occupied	1,864,040	1,657,597
Owner occupied	709,239	360,100
Construction and land development	535,776	104,430
Residential real estate	3,907,101	2,280,963
Auto	954,615	1,596,935
Other consumer	602,339	438,851
Total LHFI	14,568,795	9,643,497
ACL	(168,959)	(88,558)
Total LHFI less ACL	$14,399,836	$9,554,939
The following table shows the contractual maturity of our loan portfolio by loan type:

	September 30, 2025
						Loans due after one year by rate characteristic
(in thousands)	Within one year	Due after one year through five years	Due after five through fifteen years	Due after fifteen years	Total	Fixed- rate	Adjustable- rate

Commercial and industrial	$216,236	$191,271	$129,909	$9,895	$547,311	$171,483	$159,592
Commercial real estate
Multifamily	86,410	166,334	3,098,088	2,097,542	5,448,374	188,960	5,173,004
Non-owner occupied	389,322	809,843	661,206	3,669	1,864,040	943,065	531,653
Owner occupied	43,452	279,254	312,145	74,388	709,239	354,602	311,185
Construction and land	359,521	137,679	12,080	26,496	535,776	115,186	61,069
Residential real estate	7,977	26,023	195,437	3,677,664	3,907,101	2,084,463	1,814,661
Auto	53,410	901,154	51	—	954,615	901,205	—
Other consumer	551,100	15,086	22,335	13,818	602,339	48,439	2,800
Total LHFI	$1,707,428	$2,526,644	$4,431,251	$5,903,472	$14,568,795	$4,807,403	$8,053,964

The following table shows the activity in loan balances:

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024

Loans - beginning of period	$9,643,497	$10,777,756
Originations and advances	1,092,988	792,810
Purchases	172,296	223,900
Acquired loans	5,625,463	—
Payoffs, paydowns and other	(1,930,480)	(1,821,706)
Charge-offs	(34,969)	(46,034)
Transfers to other real estate owned	—	(2,282)
Loans - end of period	$14,568,795	$9,924,444

The following table shows loan originations and advances:

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024

Commercial and industrial	$235,338	$297,389
Commercial real estate
Multifamily	86,028	181,903
Non-owner occupied	8,158	33,980
Owner occupied	22,649	20,047
Construction and land development	114,369	45,815
Residential real estate	437,967	97,071
Other consumer	188,479	116,605
Total	$1,092,988	$792,810
Deposits
Deposit balances and weighted average rates were as follows for the periods indicated:

	September 30, 2025		December 31, 2024
(in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Deposits by product:
Noninterest-bearing demand deposits	$6,748,479	—%	$5,616,116	—%
Interest-bearing:
Interest-bearing demand deposits	1,733,215	0.37%	1,435,266	0.43%
Savings	1,398,430	0.03%	1,216,900	0.02%
Money market	6,185,455	2.76%	4,703,643	3.15%
Certificates of deposit	3,387,240	3.43%	969,879	2.55%
Total interest-bearing deposits	12,704,340	2.31%	8,325,688	2.15%
Total deposits	19,452,819	1.51%	13,941,804	1.29%

Uninsured deposits	$6,630,809		$6,153,395
The following table presents the schedule of maturities of certificates of deposit as of September 30, 2025:

(in thousands)	Three Months or Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total

Time deposits of $250 thousand or less	$1,445,798	1,090,021	$154,111	$48,833	$2,738,763
Time deposits greater than $250 thousand	337,383	271,012	30,774	9,308	648,477
Total	$1,783,181	$1,361,033	$184,885	$58,141	$3,387,240

Credit Risk Management: Delinquent Loans, Nonperforming Assets and Provision for Credit Losses
Asset Quality Information and Ratios

(dollars in thousands)	September 30, 2025	December 31, 2024

Delinquent loans held for investment:
30-89 days past due	$55,883	$91,337
90+ days past due	38,316	6,082
Total delinquent loans	$94,199	$97,419
Total delinquent loans to loans held for investment	0.65%	1.01%

Nonperforming assets
Nonaccrual loans	$60,586	$10,693
90+ days past due and accruing	2,653	211
Total nonperforming loans	63,239	10,904
Foreclosed assets	1,675	15,600
Total nonperforming assets	$64,914	$26,504

Allowance for credit losses on loans and leases	$168,959	$88,558
Allowance for credit losses on loans and leases to total loans and leases held for investment	1.16%	0.92%
Allowance for credit losses on loans and leases to nonaccrual loans	278.88%	828.22%
Nonaccrual loans to total loans and leases held for investment	0.42%	0.11%
Nonperforming assets to total assets	0.29%	0.16%

At September 30, 2025, total delinquent loans and leases were $94.2 million, compared to $97.4 million at December 31,
2024. The decrease was primarily due to decreases in the auto loan portfolio and loans that improved to current status during the year. Total delinquent loans and leases as a percentage of total loans and leases declined to 0.65% at
September 30, 2025, as compared to 1.01% at December 31, 2024.
At September 30, 2025, nonperforming assets were $64.9 million, compared to $26.5 million at December 31, 2024. The increase was mostly due to nonperforming loans and leases acquired from legacy HomeStreet Bank. Nonperforming assets as a percentage of total assets increased to 0.29% at September 30, 2025 as compared to 0.16% at December 31, 2024.

Delinquent, nonaccrual and current loans by loan type consisted of the following:

	September 30, 2025
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual	Current	Total loans

Commercial and industrial	$1,082	$436	$—	$23,707	$25,225	$522,086	$547,311
Commercial real estate
Multifamily	2,094	—	—	3,430	5,524	5,442,850	5,448,374
Non-owner occupied	—	—	—	15,018	15,018	1,849,022	1,864,040
Owner occupied	—	—	—	2,854	2,854	706,385	709,239
Construction and land development	1,204	—	—	2,987	4,191	531,585	535,776
Residential real estate	11,842	2,568	2,653	7,596	24,659	3,882,442	3,907,101
Auto	24,479	6,392	—	4,986	35,857	918,758	954,615
Other consumer	1,055	121	—	8	1,184	601,155	602,339
Total loans	$41,756	$9,517	$2,653	$60,586	$114,512	$14,454,283	$14,568,795
%	0.29%	0.07%	0.02%	0.42%	0.79%	99.21%	100.00%

	December 31, 2024
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual	Current	Total loans

Commercial and industrial	$1,920	$72	$211	$1,145	$3,348	$406,692	$410,040
Commercial real estate
Multifamily	1,940	—	—	—	1,940	2,792,641	2,794,581
Non-owner occupied	512	—	—	—	512	1,657,085	1,657,597
Owner occupied	1,006	—	—	—	1,006	359,094	360,100
Construction and land development	5,400	—	—	441	5,841	98,589	104,430
Residential real estate	13,020	406	—	2,854	16,280	2,264,683	2,280,963
Auto	53,073	11,781	—	6,252	71,106	1,525,829	1,596,935
Other consumer	361	214	—	1	576	438,275	438,851
Total loans	$77,232	$12,473	$211	$10,693	$100,609	$9,542,888	$9,643,497
%	0.80%	0.13%	0.00%	0.11%	1.04%	98.96%	100.00%
Management considers the current level of the allowance for credit losses on loans and leases to be appropriate to cover estimated lifetime losses within our LHFI portfolio. For additional information on the Company’s allowance for credit losses, refer to Note 4, “Loans and Credit Quality.”
The following table presents the amount of allowance for credit losses on loans and leases by product type, as well as the percentage of each respective portfolio's loan balance to total loans:

	September 30, 2025		December 31, 2024
(in thousands)	Balance	Loan balance % to total loans	Balance	Loan balance % to total loans

Commercial and industrial	$23,244	3.8%	$4,869	4.2%
Commercial real estate	101,063	58.8%	35,097	51.0%
Residential real estate	22,193	26.8%	4,656	23.6%
Auto	19,733	6.5%	41,282	16.6%
Other consumer	2,726	4.1%	2,654	4.6%
Total ACL	$168,959	100.0%	$88,558	100.0%

As of September 30, 2025, the historical expected loss rates decreased when compared to December 31, 2024 due to product mix and composition changes. During the quarter and nine months ended September 30, 2025, the qualitative factors increased due to concentration risk, future economic conditions and interest rate and maturity repricing risks.
The following table presents net charge-offs for our loan portfolio for the dates indicated:

	Quarter Ended September 30,
	2025			2024
(in thousands)	Net loan charge-offs (recoveries)	Average balance	%	Net loan charge-offs (recoveries)	Average balance	%

Commercial and industrial	$446	$369,273	0.12%	$301	$443,706	0.07%
Commercial real estate	250	6,030,429	0.00%	—	4,983,393	0.00%
Residential real estate	9	2,933,403	0.00%	—	2,203,008	0.00%
Auto	7,688	1,046,855	0.73%	10,293	1,973,816	0.52%
Other consumer	534	567,318	0.09%	676	428,043	0.16%
Total	$8,927	$10,947,278	0.08%	$11,270	$10,031,966	0.11%

	Nine Months Ended September 30,
	2025			2024
(in thousands)	Net loan charge-offs (recoveries)	Average balance	%	Net loan charge-offs (recoveries)	Average balance	%

Commercial and industrial	$412	$359,971	0.11%	$(419)	$501,004	(0.08)%
Commercial real estate	250	5,269,715	0.00%	—	5,000,729	0.00%
Residential real estate	9	2,542,582	0.00%	10	2,184,115	0.00%
Auto	23,694	1,257,736	1.88%	31,351	2,259,320	1.39%
Other consumer	1,391	500,528	0.28%	2,039	366,708	0.56%
Total	$25,756	$9,930,532	0.26%	$32,981	$10,311,876	0.32%

Liquidity and Sources of Funds
Liquidity risk management is primarily intended to ensure we are able to maintain sources of cash to adequately fund operations and meet our obligations, including demands from depositors, draws on lines of credit and paying any creditors, on a timely and cost-effective basis, in various market conditions. Our liquidity profile is influenced by changes in market conditions, the composition of the balance sheet and risk tolerance levels. Mechanics has established liquidity guidelines and operating plans that detail the sources and uses of cash and liquidity.
Mechanics’ primary sources of liquidity include deposits, loan repayments and investment securities payments, both principal and interest, borrowings, and proceeds from the sale of loans and investment securities. Borrowings may include advances from the FHLB, borrowings from the Federal Reserve, federal funds purchased and borrowings from other financial institutions. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit inflows and outflows and prepayments of loans and investment securities are greatly influenced by interest rates, economic conditions and competition.
Mechanics’ contractual cash flow obligations include the maturity of certificates of deposit, short-term and long-term borrowings, interest on certificates of deposit and borrowings, operating leases and fees for information technology related services and professional services. Obligations for certificates of deposit are typically satisfied through excess cash reserve balances, the renewal of these instruments or the generation of new deposits. Interest payments and obligations related to leases and services are typically met by cash generated from our operations.
At September 30, 2025, Mechanics had available borrowing capacity of $3.8 billion from the FHLB, $4.0 billion from the
FRBSF and $5.3 billion under borrowing lines established with other financial institutions. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity will be sufficient to meet our liquidity needs for at least the next 12 months. We are currently not aware of any other trends or demands, commitments,

events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our liquidity needs during or beyond the next 12 months.
Cash Flows
For the nine months ended September 30, 2025, cash and cash equivalents increased by $442.9 million compared to a decrease of $279.4 million during the nine months ended September 30, 2024. As a banking institution, Mechanics has extensive access to liquidity. As excess liquidity can reduce Mechanics’ earnings and returns, Mechanics manages its cash positions to minimize the level of excess liquidity and does not attempt to maximize the level of cash and cash equivalents.
The following discussion highlights the major activities and transactions that affected our cash flows during these periods.
Cash flows from operating activities
Mechanics’ operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2025, net cash of $79.7 million was provided by operating activities from ongoing bank operations. For the nine months ended September 30, 2024, net cash of $217.4 million was provided by operating activities primarily due to ongoing bank operations.
Cash flows from investing activities
Mechanics’ investing activities are primarily related to investment securities and LHFI. For the nine months ended
September 30, 2025, net cash of $1.6 billion was provided by investing activities primarily from AFS investment security sales, maturities and calls, net loan originations and principal collections, and cash acquired in the Merger, partially offset by AFS investment security purchases. For the nine months ended September 30, 2024, net cash of $555.6 million was provided by investing activities primarily from the sale of AFS investment securities and net loan originations and principal collections, partially offset by AFS investment security purchases.
Cash flows from financing activities
Mechanics’ financing activities are primarily related to deposits, net proceeds from borrowings and equity transactions. For the nine months ended September 30, 2025, net cash of $1.2 billion was used by financing activities, due to repayment of
FHLB advances acquired in the Merger and a decrease in deposits. For the nine months ended September 30, 2024, net cash of $1.1 billion was used in financing activities due to a net decrease in bank term funding, repayment of subordinated debt, a decrease in deposits and cash dividends paid.
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
These commitments include the following:

(in thousands)	September 30, 2025	December 31, 2024

Unused consumer portfolio lines	$844,593	$224,812
Commercial portfolio lines (1)	1,413,844	906,123
Commitments to fund loans	34,299	2,765
Total	$2,292,736	$1,133,700
Standby letters of credit	$26,622	$19,227
(1)Within the commercial portfolio lines, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments were $395.9 million and $129.9 million at September 30, 2025 and December 31, 2024, respectively.

Capital Resources and Dividend Policy
The capital rules applicable to United States based bank holding companies and federally insured depository institutions
(Capital Rules) require Mechanics to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. In addition, prompt corrective action regulations place a federally insured depository institution, such as Mechanics, into one of five capital categories on the basis of its capital ratios: (i)
well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; or (v) critically undercapitalized. A depository institution’s primary federal regulatory agency may determine that, based on certain qualitative assessments, the depository institution should be assigned to a lower capital category than the one indicated by its capital ratios. At each successive lower capital category, a depository institution is subject to greater operating restrictions and increased regulatory supervision by its federal bank regulatory agency.
The following tables present the regulatory capital amounts and ratios (inclusive of capital 2.5% conservation buffer) for
Mechanics Bancorp and Mechanics Bank as of the dates indicated:

	At September 30, 2025
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized”
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Mechanics Bancorp (1)
Tier 1 leverage capital (to average assets)	$1,828,256	10.34%	$706,978	4.0%	$883,723	5.0%
Common equity Tier 1 capital (to risk- weighted assets)	1,828,256	13.42%	953,979	7.0%	885,837	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	1,828,256	13.42%	1,158,403	8.5%	1,090,261	8.0%
Total risk-based capital (to risk-weighted assets)	2,122,338	15.57%	1,430,968	10.5%	1,362,827	10.0%

Mechanics Bank (1)
Tier 1 leverage capital (to average assets)	$2,027,011	11.46%	$707,398	4.0%	$884,247	5.0%
Common equity Tier 1 capital (to risk- weighted assets)	2,027,011	14.87%	953,893	7.0%	885,758	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	2,027,011	14.87%	1,158,299	8.5%	1,090,164	8.0%
Total risk-based capital (to risk-weighted assets)	2,197,436	16.13%	1,430,840	10.5%	1,362,705	10.0%

	At December 31, 2024
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized”
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Mechanics Bank (1)
Tier 1 leverage capital (to average assets)	$1,509,029	9.66%	$624,943	4.0%	$781,179	5.0%
Common equity Tier 1 capital (to risk- weighted assets)	1,509,029	16.14%	654,297	7.0%	607,562	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	1,509,029	16.14%	794,504	8.5%	747,769	8.0%
Total risk-based capital (to risk-weighted assets)	1,601,953	17.14%	981,446	10.5%	934,711	10.0%
(1)On September 2, 2025, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the Merger and becoming a wholly-owned subsidiary of Mechanics Bancorp. As a result, for periods prior to September 30, 2025, regulatory capital ratios are only presented for
Mechanics Bank.
As of the dates set forth in the above table, Mechanics Bancorp exceeded the minimum required capital ratios applicable to it and Mechanics Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, Mechanics Bancorp and Mechanics Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1
Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. Mechanics maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At September 30, 2025, the capital conservation buffer for
Mechanics Bancorp and Mechanics Bank was 7.42% and 8.13%, respectively.
There were no cash dividends in the first nine months of 2025. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions.
We had no material commitments for capital expenditures as of September 30, 2025.
Non-GAAP Financial Measures and Reconciliations
This document contains non-GAAP financial measures of our financial performance, including return on average tangible equity, efficiency ratio, tangible book value per share and tangible common equity ratio. We believe that these non-GAAP financial measures provide useful information because they are used by management to evaluate our operating performance, without the impact of goodwill and other intangible assets. However, these financial measures are not intended to be considered in isolation of or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP and should be viewed in addition to, and not as an alternative to, its GAAP results. The non-
GAAP financial measures Mechanics presents may differ from similarly captioned measures presented by other companies.
The following table presents the calculations of our non-GAAP financial measures used in this Form 10-Q.

(in thousands, except shares and per share data)		Quarter Ended		Nine Months Ended

Return on Average Equity and Return on Average Tangible Equity	Ref.	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024

Net income (loss)	(a)	$55,161	$42,485	$141,437	$(22,664)
Add: intangibles amortization, net of tax (1)		3,040	1,906	6,904	7,654
Net income (loss), excluding the impact of intangible amortization, net of tax	(b)	$58,201	$44,391	$148,341	$(15,010)

Average shareholders’ equity	(c)	$2,541,917	$2,384,182	$2,421,048	$2,241,194
Less: average goodwill and other intangible assets		912,679	878,190	890,677	890,120
Average tangible shareholders’ equity	(d)	$1,629,238	$1,505,992	$1,530,371	$1,351,074

Return on average equity (2)	(a) / (c)	8.61%	7.15%	7.81%	(1.35)%
Return on average tangible equity (non-GAAP) (2)	(b) / (d)	14.17%	11.82%	12.96%	(1.48)%

(1) Effective tax rate of 28.5% used in computations above.
(2) Ratios are annualized.
		Quarter Ended		Nine Months Ended
Efficiency Ratio	Ref.	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024

Noninterest expense	(e)	$163,329	$91,080	$340,047	$261,410
Less: intangibles amortization		4,251	2,666	9,655	10,705
Noninterest expense, excluding the impact of intangible amortization	(f)	159,078	88,414	330,392	250,705
Net interest income	(g)	145,670	130,129	404,253	390,769
Noninterest income (loss)	(h)	109,778	19,625	144,384	(157,655)
Efficiency ratio	(e) / (g+h)	63.9%	60.8%	62.0%	112.1%
Efficiency ratio (non-GAAP)	(f) / (g+h)	62.3%	59.0%	60.2%	107.6%

		As of
Book Value per Share and Tangible Book Value per Share	Ref.	September 30, 2025	December 31, 2024

Total shareholders’ equity	(i)	$2,774,134	$2,301,868
Less: goodwill and other intangible assets		986,569	882,049
Total tangible shareholders' equity	(j)	$1,787,565	$1,419,819

Common shares outstanding - Class A and B	(k)	221,203,135	201,999,328

Common shares outstanding - Class A		220,088,687	200,884,880
Common shares outstanding - Class B adjusted		11,144,480	11,144,480
Common shares outstanding at period end - adjusted (3)	(l)	231,233,167	212,029,360

Book value per share	(i) / (k)	$12.54	$11.40
Tangible book value per share (non-GAAP)	(j) / (l)	$7.73	$6.70

(3)  Includes 11,144,480 Class A Shares issuable upon the conversion of 1,114,448 Class B Shares outstanding. Class B Shares also are treated as if such share had been converted into ten Class A Shares for purposes of calculating the economic rights of the Class B Shares, including upon liquidation of the Company or the declaration of dividends or distributions by the Company.

		As of
Common Equity Ratio and Tangible Common Equity Ratio	Ref.	September 30, 2025	December 31, 2024

Total shareholders’ equity	(m)	$2,774,134	$2,301,868
Less: goodwill and other intangible assets		986,569	882,049
Total tangible shareholders’ equity	(n)	$1,787,565	$1,419,819

Total assets	(o)	$22,708,820	$16,490,112
Less: goodwill and other intangible assets		986,569	882,049
Total tangible assets	(p)	$21,722,251	$15,608,063

Common equity ratio	(m) / (o)	12.22%	13.96%
Tangible common equity ratio (non-GAAP)	(n) / (p)	8.23%	9.10%

ITEM 3QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. Market risk is defined as the sensitivity of income, fair value measurements and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risks that we are exposed to are price and interest rate risks. Price risk is defined as the risk to current or anticipated earnings or capital arising from changes in the value of either assets or liabilities that are entered into as part of distributing or managing risk. Interest rate risk is defined as risk to current or anticipated earnings or capital arising from movements in interest rates. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures.
Mechanics is engaged primarily in the business of investing funds obtained from deposits and borrowings in interest earning loans and investments, and our primary component of market risk is sensitivity to changes in interest rates.
Consequently, our earnings depend to a significant extent on our net interest income, which is the difference between interest income on loans and investments and our interest expense on deposits and borrowings. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-bearing assets, we are subject to interest rate risk and corresponding fluctuations in net interest income.
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
various time horizons, known as interest rate sensitivity gaps.

The following table presents sensitivity gaps for these different intervals:

	At September 30, 2025
(in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Total

Interest-earning assets:
Cash & cash equivalents	$1,442,647	$—	$—	$—	$—	$—	$—	$1,442,647
Investment securities (1)	523,244	131,110	262,814	864,931	964,292	1,933,593	224,487	4,904,471
Loans HFS	54,985	—	—	—	—	—	—	54,985
Loans HFI (1) ,(2)	3,307,238	812,409	1,379,009	4,237,002	2,410,506	2,288,897	133,734	14,568,795
FHLB stock and other investments	—	—	—	—	—	—	148,514	148,514
Total rate sensitive assets	5,328,114	943,519	1,641,823	5,101,933	3,374,798	4,222,490	506,735	21,119,412
Interest-bearing liabilities:
Demand deposits (2), (3)	389,171	—	—	—	—	8,092,523	—	8,481,694
Savings (2)	677,343	—	—	—	—	721,087	—	1,398,430
Money market accounts (2)	4,788,767	—	—	—	—	1,396,688	—	6,185,455
Certificates of deposit	1,774,918	1,355,658	198,523	47,111	9,531	1,467	32	3,387,240
Long-term debt (4)	125,515	64,608	—	—	—	—	—	190,123
Total rate sensitive liabilities	$7,755,714	$1,420,266	$198,523	$47,111	$9,531	$10,211,765	$32	$19,642,942
Interest sensitivity gap	(2,427,600)	(476,747)	1,443,300	5,054,822	3,365,267	(5,989,275)	506,703
Cumulative interest sensitivity gap	$(2,427,600)	$(2,904,347)	$(1,461,047)	$3,593,775	$6,959,042	$969,767	$1,476,470

Cumulative ratio of interest- earning assets to interest- bearing liabilities	69%	68%	84%	138%	174%	105%	108%
Ratio of interest sensitivity gap to total assets	(11)%	(2)%	6%	22%	15%	(26)%	2%
Ratio of cumulative gap to total assets	(11)%	(13)%	(6)%	16%	31%	4%	7%

(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Interest-bearing deposits with a rate less than 25 basis points are included in the More than 5 to 15 Years category.
(3)Non-interest bearing demand accounts are included in the More than 5 to 15 Years category based on the projected weighted average life of those deposits.
(4)Based on contractual maturity.
The negative gap in the interest rate analysis indicates that net interest income would decline if rates increase. Because of the inherent limitations in the interest rate gap analysis, Mechanics uses multiple interest rate risk measurement approaches.
Mechanics runs interest rate simulations to the existing repricing conditions to rising and falling interest rates in increments and decrements of 100 basis points to determine the effect on net interest income changes for the next twelve months. In addition, Mechanics also measures the effects that changes in interest rates on the economic value of equity by discounting future cash flows. We believe that the simulation analysis presents a more accurate picture than the gap analysis. Our simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products.
The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of
September 30, 2025 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and parallel shift in market interest rates and no change in the composition or size of the balance sheet.

	At September 30, 2025
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)

-300	(0.7)%	(1.5)%
-200	(0.7)%	1.4%
-100	(0.2)%	1.8%
+100	(0.5)%	(4.6)%
+200	(1.4)%	(11.9)%
+300	(2.5)%	(19.8)%
(1)This percentage change represents the impact to net interest income for a one-year period, assuming there is no change in the structure of the balance sheet.
(2)This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.
The projected changes in the table above were in compliance with established internal policy guidelines and are based on numerous assumptions. The timing and magnitude of future interest rate movements, along with changes to the balance sheet composition, may impact projected changes in net interest income, but may not necessarily reflect the manner in which actual cash flows, yields and costs respond to changes in market interest rates. We continue to evaluate the interest rate risk position and may reposition the banking segment’s balance sheet in the future to better align with management’s target rate risk position. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve. Since the assumptions used relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results, particularly in times of stress and uncertainty. In addition, this analysis does not consider actions that management might employ in the future in response to changes in interest rates, as well as changes in earning asset and costing liability balances.
Current Banking Environment
Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the higher interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. Reliance on secondary funding sources could increase the Company's overall cost of funding and reduce net interest income. As of September 30, 2025, the Company had available liquidity of
$5.3 billion which is equal to 27% of its total deposits and the level of uninsured deposits was 34% of total deposits. The
Company believes it has sufficient liquidity to meet its current needs.
ITEM 4CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief
Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Merger, which was completed on September 2, 2025, has had a material impact on the financial position, results of operations, and cash flows of the combined company from the date of acquisition through September 30, 2025. The business combination also resulted in material changes in the combined company's internal controls over financial reporting. The Company is in the process of designing and integrating policies, processes, operations, technology, and other components of internal controls over financial reporting of the combined company. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.

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
We are also subject to other legal proceedings in the ordinary course of business. There are currently no matters that, in the opinion of management, would have a material adverse effect on our consolidated financial position, results of operation or liquidity, or for which there would be a reasonable possibility of such a loss based on information known at this time.
However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any matter could be material to our business, consolidated financial position, results of operations or cash flows for any particular reporting period of occurrence.
ITEM 1ARISK FACTORS
Refer to Exhibit 99.2 to the Company’s Form 8-K filed on September 2, 2025 for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position. There have been no material changes in our risk factors from those described in this report.
ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Furnished in Item 3.02 of the Company’s Form 8-K filed on September 2, 2025.
ITEM 3DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5OTHER INFORMATION
During the quarter ended September 30, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

10.1 *	Bank Services Agreement
10.2 *	First Amendment to Bank Services Agreement
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1) *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (1) *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
(1)This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or
otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(2)The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 17, 2025.

Mechanics Bancorp

By:	/s/ C.J. Johnson
C.J. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Mechanics Bancorp

By:	/s/ Nathan Duda
Nathan Duda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)