Form 10-K
period 2025-12-31
Mechanics Bancorp
filed 2026-03-17
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-35424
________________________________
MECHANICS BANCORP
________________________________
(Exact Name of Registrant as Specified in its Charter)

Washington	91-0186600
(State of Incorporation)	(I.R.S. Employer Identification No.)
1111 Civic Drive, Suite 390
Walnut Creek, California	94596
(Address of principal executive offices)	(Zip Code)
(925) 482-8000
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MCHB	Nasdaq Global Select Market
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period to
§240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates was approximately $238 million based on a closing price of
$13.07 per share of common stock on the Nasdaq Global Select Market on such date.
As of March 9, 2026, there were 220,274,082 shares of Class A common stock outstanding and 1,114,448 shares of Class
B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of the shareholders to be held in 2026, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates.

Introductory Note
Presentation of Results - HomeStreet Bank Merger
On September 2, 2025, we completed the Merger of HomeStreet Bank, the wholly-owned subsidiary of Mechanics
Bancorp (formerly known as “HomeStreet, Inc.”) with and into Mechanics Bank, with Mechanics Bank as the surviving bank. Mechanics Bank is the accounting acquirer (“legal acquiree”), HomeStreet Bank is the accounting acquiree and
Mechanics Bancorp is the legal acquirer. In this Annual Report on Form 10-K, our financial results for all periods ended prior to September 2, 2025 reflect Mechanics Bank’s historical financial results on a standalone basis. In addition, our reported financial results for 2025 reflect Mechanics Bank’s financial results on a standalone basis until the closing of the
Merger on September 2, 2025 and results of the combined company from September 2, 2025 through December 31, 2025.
The number of shares issued and outstanding, earnings per share, and all references to share quantities or metrics of
Mechanics Bancorp have been retrospectively restated to reflect the equivalent number of shares issued in the Merger since the Merger was accounted for as a reverse acquisition. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger as of September 2, 2025 at their acquisition date fair values. The estimates of fair value were recorded based on initial valuations at the Merger date. These estimates are considered preliminary as of December 31, 2025, are subject to change for up to one year after the Merger date, and any changes could be material.
Unless we state otherwise or the content otherwise requires, references in this Annual Report on Form 10-K to
“Mechanics,” “we,” “our,” “us” or the “Company” refer collectively to Mechanics Bancorp, Mechanics Bank (the “Bank”)
and other direct and indirect subsidiaries of Mechanics Bancorp, following completion of the Merger. In some instances, we refer to Mechanics Bank prior to the effective time of the Merger as “legacy Mechanics Bank,” HomeStreet Bank prior to the effective time of the Merger as “legacy HomeStreet Bank,” and HomeStreet, Inc. prior to the effective time of the
Merger as “legacy HomeStreet, Inc.”

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Annual Report on Form 10-K, including “Item 8. Financial Statements” and “Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations.”

2025 Equity Plan	Mechanics Bancorp 2025 Equity Incentive Plan	Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
ACL	Allowance for credit losses	Ginnie Mae (GNMA)	Government National Mortgage Association
AFS	Available-for-sale	HELOC	Home equity line of credit
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
ASC	Accounting Standards Codification	HUD	Department of Housing and Urban Development
ASU	Accounting Standards Update	IRLC	Interest rate lock commitment
AUM	Assets under management	LGD	Loss given default
BHCA	Bank Holding Company Act	LHFI	Loans held for investment
BOLI	Bank owned life insurance	LHFS	Loans held for sale
BTFP	Bank Term Funding Program	LIHTC	Low income housing tax credit
C&I	Commercial and industrial loans	LOCOM	Lower of amortized cost or fair value
CDFPI	California Department of Financial Protection and Innovation	MBFD	Modifications to borrowers experiencing financial difficulty
CECL	Current expected credit loss	MBS	Mortgage-backed securities
CFPB	Consumer Financial Protection Bureau	Merger	Merger on September 2, 2025 in which HomeStreet Bank merged with and into Mechanics Bank, and Mechanics Bank became a wholly-owned subsidiary of Mechanics Bancorp (formerly HomeStreet, Inc.)
CODM	Chief operating decision maker	MSR	Mortgage servicing right
CPI	Consumer Price Index	OFAC	U.S. Department of the Treasury’s Office of Foreign Asset Control
CPR	Constant prepayment rate	OREO	Other real estate owned
CRA	Community Reinvestment Act of 1977	PCD	Purchased credit deteriorated
CRE	Commercial real estate	PD	Probability of default
DIF	Deposit Insurance Fund	PSL	Purchased seasoned loans
DUS	Fannie Mae Multifamily Delegated Underwriting and Servicing Program	ROU	Right-of-use
EPS	Earnings per share	RSU	Restricted stock unit
Fannie Mae (FNMA)	Federal National Mortgage Association	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SFR	Single family residential
FDICIA	Federal Deposit Insurance Corporation Improvement Act	SOFR	Secured Overnight Financing Rate
FHA	Federal Housing Administration	TRUPs	Trust preferred securities
FHLB	Federal Home Loan Bank	U.S. GAAP	U.S. Generally Accepted Accounting Principles
Fifth Third	Fifth Third Bank, National Association, a wholly- owned, indirect subsidiary of Fifth Third Bancorp	VA	Department of Veterans Affairs
Ford Financial Funds	Ford Financial Fund II, LP. and Ford Financial Fund III, L.P.	VIE	Variable interest entity
FRB	Board of Governors of the Federal Reserve System	WSJ	Wall Street Journal

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including information incorporated by reference herein, contains, and future oral and written statements of the Company and its management may contain, forward-looking statements within the meaning of the
Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended
(“Exchange Act”). All statements, other than statements of historical fact, contained or incorporated by reference in this
Annual Report, including statements regarding our plans, objectives, expectations, strategies, beliefs, or future performance or events, are forward-looking statements. Generally, forward-looking statements include the words “anticipate,” “believe,”
“could,” “estimate,” “expect,” “intend,” “look,” “may,” “optimistic,” “plan,” “potential,” “projection,” “should,” “will,”
and “would” and similar expressions (or the negative of these terms), although not all forward-looking statements contain these identifying words. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates, and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements.
The factors included below under the caption “Summary Risk Factors” and described in further detail below under Item
1A. “Risk Factors” of this Annual Report, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this Annual Report. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and should not be relied upon as a prediction of actual results or future events.
Forward-looking statements in this Annual Report are based on management’s expectations at the time such statements are made and speak only as of the date made. We do not assume any obligation or undertake to update any forward-looking statements after the date of this Annual Report as a result of new information, future events or developments, except as required by federal securities or other applicable laws, although we may do so from time to time.
All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. New risks and uncertainties arise from time to time, and factors that we currently deem immaterial may become material, and it is impossible for us to predict these events or how they may affect us.
Summary Risk Factors
The following is a summary of material risks we are exposed to in the course of our business activities and which could have an adverse effect on our business or consolidated results of operations or financial condition. It does not contain all of the information that may be important to you and should be read together with the more detailed discussion of risks under
Item 1A. “Risk Factors,” as well as elsewhere in this Annual Report under the heading “Management’s Discussion and
Analysis of Financial Condition and Results of Operations.”
Risks Related to Post-Merger Integration, including:
•substantial non-recurring and integration costs, which may be greater than anticipated due to unexpected events;
•failure to realize the anticipated benefits of the Merger; and
•our ability to effectively manage our expanded operations.
Risks Related to the Industry and Macroeconomic Conditions, including:
•negative developments and events impacting the financial services industry;
•the soundness of other financial institutions;
•our ability to maintain sufficient liquidity, or an increase in the cost of liquidity;
•unpredictable economic, market and business conditions;
•interest rate risk, and fluctuations in interest rates;
•inflationary pressures and rising prices;
•adverse changes in real estate market values; and
•the impact of climate change, including indirectly through impacts on our customers.

Risks Related to Our Business and Operations, including:
•the adequacy of our allowances for credit losses for loans and debt securities;
•incurring losses in our loan portfolio despite strict adherence to our underwriting practices;
•fluctuations in our mortgage origination business based upon seasonal and other factors;
•our geographic concentration, which may magnify the adverse effects and consequences of any regional or local economic downturn;
•the accuracy of independent appraisals to determine the value of the real estate that secures a substantial portion of our loans;
•the ability of our small- to medium-sized borrowers to weather adverse business developments;
•our ability to fully identify and mitigate exposure to the various risks that we face, including interest rate, credit, liquidity and market risk;
•our ability to mitigate our exposure to interest rate risk;
•negative publicity regarding us, or financial institutions in general;
•environmental liability risk associated with our lending activities;
•our ability to manage risks associated with new lines of business, products, product enhancements and services;
•our ability to adapt our services to changes in the marketplace related to mortgage servicing or origination, technology or in changes in the requirements of governmental authorities and customers;
•our ability to develop, implement and maintain an effective system of internal control over financial reporting;
•the potential that we may identify material weaknesses in our internal control over financial reporting in the future, which may result in material misstatements of our financial statements;
•the potential that we may write off goodwill and other intangible assets resulting from business combinations;
•dependence on our management team;
•exposure to fraudulent and negligent acts by our customers and the parties they do business with, as well as from employees, contractors and vendors;
•legal claims and litigation, including potential securities law liabilities;
•employee class action lawsuits or other legal proceedings;
•our ability to raise additional capital, if needed;
•competition from other financial institutions and financial service companies;
•regulatory restrictions that may delay, impede or prohibit our ability to consider certain acquisitions and opportunities;
•extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income;
•our ability to comply with stringent capital requirements;
•the impact of federal and state regulators’ examination of our business;
•our ability to comply with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
•our reliance on dividends from Mechanics Bank;
•our ability to raise debt or capital to pay off our debts upon maturity; and
•our level of indebtedness following the completion of the Merger.
Risks Related to Our Technology Infrastructure, including:
•increasing and continually evolving cybersecurity and other technological risks;
•our ability to adapt to rapid technological change;
•our ability to effectively implement new technological solutions or enhancements to existing systems or platforms;
•our ability to manage risks and challenges relating to the development and use of artificial intelligence;
•our dependence on our computer and communications systems; and
•our ability to effectively manage and aggregate data.

Risks Related to Our Common Stock, including:
•Ford Financial Funds and their controlled affiliates control approximately 77% of the voting power of Mechanics
Bancorp, and have the ability to elect all of our directors and control most other matters submitted to our shareholders for approval;
•we are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, we qualify for, and rely on, exemptions from certain corporate governance standards;
•future sales of shares by existing shareholders could cause our stock price to decline;
•our reliance on certain entities affiliated with the Ford Financial Funds for services;
•reduced disclosure requirements as a smaller reporting company; and
•certain of our shareholders have registration rights, the exercise of which could adversely affect the trading price of our common stock.
ITEM 1.BUSINESS
Overview
Mechanics Bancorp, a Washington corporation, is a financial holding company and primarily operates through 121-year-
old Mechanics Bank, its wholly-owned subsidiary. Mechanics Bank is a full-service community bank with 166 branches throughout California, Washington, Oregon and Hawaii. Following the strategic Merger of HomeStreet Bank with and into
Mechanics Bank on September 2, 2025, with Mechanics Bank surviving the Merger as a wholly-owned subsidiary of the
Company, the assets, liabilities and operations of HomeStreet Bank became the assets, liabilities and operations of
Mechanics Bank. Headquartered in Walnut Creek, California, Mechanics Bank provides a wide range of products and services in consumer and business banking, commercial lending, cash management services, private banking, and comprehensive wealth management and trust services.
Prior to merging with and into Mechanics Bank on September 2, 2025, HomeStreet Bank was principally engaged in commercial banking, consumer banking, and real estate lending, including construction and permanent loans on commercial real estate and single-family residences. It also sold insurance products for consumer clients. It provided these financial products and services to its customers through bank branches, loan production offices and ATMs, and through online, mobile and telephone banking channels.
Ceasing the origination of auto loans in February 2023, Mechanics Bank continued to service its existing auto loan portfolio until May 1, 2025, when it entered into a servicing agreement with a third-party servicer to oversee and manage
Mechanics Bank’s active portfolio of auto loans. The portfolio consisted of new and pre-owned retail automobile sales contracts purchased from both franchised and independent automobile dealerships in the United States.
The Company’s business strategy is to offer a full range of financial products and services to our customer base consistent with a regional bank’s offerings while providing the responsive and personalized service of a community bank. We expect to maintain our business by:
•marketing our services directly to prospective new customers;
•obtaining new client referrals from existing customers;
•adding experienced relationship managers, branch managers and loan officers who may have established client relationships that we can serve;
•cross-selling our products and services; and
•making opportunistic acquisitions of complementary businesses and/or establishing de novo offices in select markets within and outside our existing market areas.
Our primary sources of liquidity include deposits, loan repayments and investment securities payments, both principal and interest, borrowings, and proceeds from the sale of loans and investment securities. Borrowings may include advances from
FHLB, borrowings from the Federal Reserve Bank, federal funds purchased and borrowings from other financial institutions.

Locations
In addition to our main office, as of December 31, 2025, we operated 166 full service branch locations throughout
California, Oregon, Washington and Hawaii, and three stand-alone commercial lending centers in Southern California,
Idaho and Utah.
Loan Products
We are committed to offering competitive lending products that meet the needs of our clients, are underwritten in a prudent manner, and provide an adequate return based on their size, credit risk and interest rate risk. Our loan products include commercial business loans, single family residential mortgages, consumer loans, commercial loans secured by residential and commercial real estate, and construction loans for residential and commercial real estate development. The lending units under which these loans are offered include: Commercial Banking; Mortgage and Consumer Lending; Multifamily
Lending; Commercial Real Estate Lending and Residential Construction Lending and Private Banking. In addition, certain consumer loans are offered through our retail branch network.
We believe that we mitigate the risks inherent in our loan portfolio by adhering to sound underwriting practices, managed by experienced and knowledgeable credit professionals. These practices may include, among other considerations: analysis of a borrower’s prior credit history, financial statements, tax returns, cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for credit losses. While we believe that our allowance for credit losses is adequate to cover potential losses, we cannot guarantee that future increases to the allowance for credit losses may not be required by regulators or other third-party loan review or financial audits.
Commercial Banking
Loans originated by Commercial Banking are generally supported by the cash flows generated from the business operations of the entity to which the loan is made, and, except for loans secured by owner occupied commercial real estate, are generally secured by non-real estate assets, such as equipment, inventories or accounts receivable. Commercial Banking is focused on developing quality full-service business banking relationships, including loans and deposits. We typically focus on commercial clients that are manufacturers, distributors, wholesalers and professional service companies. These loans are generated primarily by our relationship managers and business development officers with minimal direct marketing support.
Commercial Loans: We offer commercial term loans and commercial lines of credit to our clients. Commercial loans generally are made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, responsible balance sheet management and experienced management. Commercial term loans are either fixed rate or adjustable rate loans with interest rates tied to a variety of independent indices and are generally made for terms ranging from one to seven years based in part on the useful life of the asset financed. Commercial lines of credit are adjustable rate loans with interest rates usually tied to our prime lending rate or other independent indices and are made for terms typically ranging from one to two years. These loans contain various covenants, including possible requirements that the borrower reduce its credit line borrowings to zero for specified time periods during the term of the line of credit, maintain required levels of liquidity with advances tied to periodic reviews of amounts borrowed based upon a percentage of accounts receivable, and inventory or unmonitored lines for those with significant financial strength and liquidity.
Commercial loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness of the borrower and guarantors, the borrower’s ability to repay, debt service coverage ratios, historical and projected client income, borrower liquidity and credit history and the trends in income and balance sheet management. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends in the client’s industry. We typically require full recourse from the owners of the entities to which we make such loans.
Commercial Real Estate Loans - Owner Occupied: Owner occupied CRE loans are generally made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet management of key cash flow drivers, and experienced management. Our commercial real estate loans are secured by first liens on nonresidential real property, typically office, industrial or warehouse properties. These loans generally have fixed interest rates for periods ranging from three to ten years and adjust thereafter based on an applicable indices and terms. We may also offer adjustable rate loans with interest rates tied to a variety of independent indices. These loans generally have interest rate floors, payment caps, and prepayment fees. The loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness of the borrower and guarantors, the borrower’s ability to repay, loan-to-value and debt service coverage ratios, borrower liquidity and credit history and the trends in balance sheet and income statement management. We typically require full recourse from the owners of the entities to which we make such loans.
Shared National Credits/Participation Lending: We may participate in multi-bank transactions referred to as Shared
National Credits or Participations when an individual loan may be too large to be made by a single institution or an institution wants to reduce their credit exposure from a single loan. These loans are typically originated and led by other larger banks and Mechanics Bank is a participant in the transaction. The loans are sourced through relationships with originating lenders as well as through purchases of loans in the secondary market. These loans are generally made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet management of key cash flow drivers, and experienced management. Syndicated/Participated term loans are either fixed rate or adjustable rate loans with interest rates tied to a variety of independent indices and are generally made for terms ranging from one to seven years based in part on the useful life of the asset financed. Lines of credit are adjustable rate loans with interest rates tied to a variety of independent indices and are generally made with terms from one to five years, and contain various covenants, including possible requirements that the borrower maintain liquidity requirements with advances tied to periodic reviews. These loans are underwritten independently by us based on a variety of criteria, including an evaluation of the creditworthiness of the borrower, the borrower’s ability to repay, debt service coverage ratios, historical and projected client income, borrower liquidity and credit history, and their trends in income and balance sheet management. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends in the client’s industry. Full recourse from the owners of these entities is usually not required for these loans.
Small Business Lending and SBA Lending: We provide small business lending term loans and lines of credit through our retail branch network. These products typically have a maximum loan amount of $250,000 and are generally supported by the cash flows generated from the business operations of the entity to which the loan is made. These loans are generally secured by perfected UCC filings on the assets of the borrowing entity and typically require full recourse from the owners of the borrowing entity. Mechanics Bank has applied for approval as a SBA preferred lender. We are committed to our small business commercial lending to serve our communities and small businesses that operate in proximity to our network of retail branch locations. As these are government guaranteed programs, we are required to comply with the relevant agency’s underwriting guidelines, servicing and monitoring requirements, and terms and conditions set forth under the related programs standard operating procedures. SBA loans generally follow our underwriting guidelines established for non-SBA commercial and industrial loans and meet the criteria set forth by the SBA.
Mortgage and Consumer Lending
Loans originated by Mortgage and Consumer Lending are generally supported by cash flows of the borrower and are secured by one to four unit residential properties. Mortgage and Consumer Lending loans are originated for sale or to be held for investment. We also make construction loans to qualified borrowers, which upon completion of the construction phase convert to long-term Mortgage and Consumer Lending loans that are eligible for sale in the secondary market. Home equity loans are originated to be held for investment. In addition to leads generated by our loan officers, we utilize referrals from various sources in the Bank, including consumer and business banking, commercial lending, private banking, and wealth management to generate leads. We do not originate loans defined as high cost by state or federal banking regulators.
Mortgage and Consumer Lending Loans Originated for Sale: These loans are generally underwritten and documented in accordance with the guidelines established by the FHLMC and FNMA. These loans are delivered/sold into securities issued by either FNMA or FHLMC. Government insured loans are underwritten and documented in accordance with the guidelines established by HUD and the VA. These loans are delivered/sold into securities issued by GNMA. We also participate in correspondent and broker relationships under which we originate and sell loans to other financial institutions in compliance with their underwriting guidelines. As part of these guidelines, we underwrite these loans based on a variety of criteria, including an evaluation of the creditworthiness of the borrower, the borrower’s ability to repay, loan-to-value and debt-to-income ratios, borrower liquidity, income verification and credit history. Our loan-to-value limits are generally up to 80% of the lesser of the appraised value or purchase price of the property. We offer both fixed and adjustable rate loans. The majority of our fixed rate loans have terms of 15 or 30 years. Our adjustable rate loans are typically amortized over a 30-year period with fixed rate periods ranging between three to ten years and adjust thereafter based on the applicable index and terms. Adjustable rate loans generally have interest rate floors and caps. Mortgage and Consumer
Lending loans are generally sold servicing retained.
Mortgage and Consumer Lending Loans Held for Investment: These loans take the form of Conforming and Non-
conforming loans collateralized by real properties located in our market areas. These loans have fixed or adjustable rates with initial fixed rate periods ranging from three to ten years and a term not exceeding 30 years. These loans generally have interest rate floors and caps. The loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness of the borrower, the borrower’s ability to repay, loan-to-value and debt-to-income ratios, borrower liquidity, income verification and credit history.
Home Equity Lines of Credit: HELOCs are secured by first or second liens on residential properties and are structured as revolving lines of credit whereby the borrower can draw upon and repay the loan at any time. These loans have adjustable rates with interest rates tied to a variety of independent indices, with interest rate floors and caps and with terms of up to ten years. We underwrite these loans based on a variety of criteria, including an evaluation of the creditworthiness of the borrower, the borrower’s ability to repay, loan-to-value and debt-to-income ratios, borrower liquidity, income verification and credit history.
Cash Surrender Value of Life Insurance (“CSVLI”) Lending: Credit facilities secured by CSVLI are structured as lines of credit. The lines are originated and serviced through a third-party program partnership. Line limits are primarily based on the underlying cash collateral. The lines are renewable annually and priced at promotional fixed rates or variable rates based on the WSJ Prime Rate.
CRE Lending
Loans originated by CRE Lending are supported by the underlying cash flow from operations of the related real estate collateral for loans except for construction related loans. The loans originated by CRE Lending consist of multifamily, non-
owner occupied CRE and CRE construction loans, including bridge loans. The business is primarily sourced through our loan officers’ relationships and through brokers with little direct marketing support.
CRE Residential Mortgage Loans-Multifamily: We make multifamily residential mortgage loans for terms up to 15 years, but offer 30 year amortization for five or greater unit properties. These loans generally have fixed interest rates for periods ranging from three to ten years and adjust thereafter based on an applicable indices and terms. We may also offer adjustable rates with interest rates tied to a variety of independent indices. These loans generally have interest rate floors, payment caps, and prepayment fees. The loans are underwritten based on a variety of criteria, including an evaluation of the subject real estate collateral cash flow, the creditworthiness of the borrower and guarantors, the borrower’s ability to repay, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as rental rates, market values and vacancy rates. We typically require full or limited recourse from the owners of the entities to which we make such loans. Our multifamily real estate loans originated under our Fannie Mae DUS© lender service authorization are sold to or securitized by Fannie Mae after origination, with the Company generally retaining the servicing rights. We may sell multifamily loans to other financial institutions, usually servicing released. See discussion in Item 7.
“Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Other Recent Developments
—Asset Sale” for details on the pending sale of the DUS business line.
CRE Loans-Non-owner Occupied: Our commercial real estate loans are secured by first liens on nonresidential real property with terms typically up to ten years. We typically focus on multi-tenant industrial, office and retail real estate collateral with strong, stable tenancy, and strong, stable historical cash flow located in submarket locations with strong, stable demand. These loans generally have fixed interest rates for periods ranging from three to ten years and adjust thereafter based on an applicable indices and terms. We may also offer adjustable rates with interest rates tied to a variety of independent indices. These loans generally have interest rate floors, payment caps, and prepayment fees. The loans are underwritten based on a variety of criteria, including an evaluation of the subject real estate collateral cash flow, the creditworthiness of the borrower and guarantors, the borrower’s ability to repay, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates.
We typically require full recourse from the owners of the entities to which we make such loans.
CRE Construction Loans: CRE construction loans are provided to borrowers with extensive construction experience and are primarily focused on multifamily, commercial building and warehouse developments. These loans are custom tailored to fit the individual needs of each specific request. We typically consider CRE construction loan requests in the submarket locations where we have experience and offer permanent real estate loans. We may also offer bridge loans which are designed to fund a project for a short period of time until permanent financing can be arranged. Construction loans and bridge loans usually only require interest payments which are usually supported by an interest reserve established at the time the loan is originated. Construction loans typically are disbursed as construction progresses and are subject to inspection by third party experts. Construction loans, including bridge loans, carry a higher degree of risk because repayment of these loans is dependent, in part, on the successful completion of the project or, to a lesser extent, the ability of the borrower to refinance the loan or sell the property upon completion of the project, rather than the ability of the borrower or guarantor to repay principal and interest. Because of these factors, these loans require equity either as up-front cash equity in the project or equity in the value of the underlying property. These loans are typically secured by the underlying development and, even if we foreclose on the loan, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. CRE construction and bridge loans are secured by first liens on real property. These loans typically have adjustable rates with interest rates tied to a variety of independent indices. These loans generally have interest rate floors and payment caps. The loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness of the borrower and guarantors, the borrower’s ability to repay, loan to value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.
Residential Construction Lending
Loans originated by Residential Construction Lending include single family residential construction loans, lot acquisition loans and land development loans. Our residential construction loans are generally to experienced local developers with extensive track records in building single family homes. Our lot acquisition loans and land development loans are typically on entitled land, versus raw land, and are used to support our vertically integrated and experienced local developers who maintain inventory for building single family projects. Construction loans are disbursed as construction progresses. These loans require repayment as residences or lots are sold. The business is primarily sourced through our relationship managers with minimal direct marketing support.
We typically consider residential construction loan requests in the submarket locations where we have experience and a relationship manager is located. Construction loans, lot acquisition loans and land development loans usually only require interest payments which may be supported by an interest reserve established at the time the loan is originated. Construction loans typically are disbursed as construction progresses. Construction loans carry a higher degree of risk because repayment of these loans is dependent, in part, on the success of the ultimate project or, to a lesser extent, the ability of the borrower to sell the home or lots upon completion of the project. Because of these factors, these loans require equity either as up-front cash equity in the project or equity in the value of the underlying property. These loans are secured by the underlying real estate and improvements. In the event of a foreclosure on the loan, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. Residential Construction Lending loans are secured by first liens on real property. These loans generally have adjustable rates with interest rates tied to our prime lending rate. These loans generally have interest rate floors and payment caps. The loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness of the borrower and guarantors, the borrower’s ability to repay, loan to value and loan to cost ratios, borrower leverage and liquidity, credit history and guarantor support. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.
Private Banking
Loans originated by Private Banking include the partner loan program, personal lines of credit and investment management
& trust lines of credit. Private Banking also originates mortgages and HELOCs, using the same product types, features, and pricing as Mortgage and Consumer Lending. Additionally, Private Banking also refers and originates certain Commercial
Banking loans in partnership with the applicable business units.
Partner Loan Program (“PLP”): We make installment loans to assist newly promoted partners with their buy-in into a professional firm, such as a legal or accounting firm. The loan is made to an individual, with a guarantee from the firm.
Loan amounts are offered up to $350,000 with terms of three, five, or seven years. The rate is based on prime, plus an additional rate component depending on the client’s deposit relationship with the Company.

Personal Line of Credit (“PLOC”): We extend lines of credit to assist Private Banking clients with personal liquidity needs and management. Loan amounts are offered up to $300,000, with terms of three, five, or seven years. There is an initial draw period of 18 months, with the balance termed out over the remainder of the loan. The rate is based on prime, plus an additional rate component depending on the client’s deposit relationship with the Company.
Investment Management & Trust Line of Credit (“IMT LOC”): We extend lines of credit to individuals secured by an investment account held and managed by our wealth management department. Advances are limited to 65% of the account value. The rate is based on prime and renewed every two years.
Other
Through our retail branch network, we offer unsecured consumer installment loans and personal reserve accounts serving as overdraft lines of credit to our customers allowing them to meet short term cash flow needs. Installment loans are generally fixed rate loans made for terms ranging from one to three years. Personal reserve accounts are open ended lines of credit tied to a consumer checking account. The loans are underwritten based on a variety of criteria, including an evaluation of the creditworthiness and credit history of the borrower and guarantors, the borrower’s ability to repay, debt-
to-income ratios, borrower liquidity and income verification.
Deposit Products and Services
FDIC-insured deposits represent our principal source of funds for making loans and acquiring other interest-earning assets.
These deposits are serviced through our retail branch network, which includes 166 branches as of December 31, 2025.
These retail branches serve as one of our primary contact points with our customers. These branches are typically staffed with three to six employees, including a branch manager who is responsible for servicing our existing customers and generating new business. As part of our asset-liability management strategy, we closely monitor customer deposit maturities and interest rate trends to effectively manage our cost of funds. Our pricing approach is designed to align with our broader product and service offerings, enabling us to grow and retain client relationships without relying primarily on offering the highest rate in the market.
We offer a wide range of deposit products including personal, business and analyzed checking, savings accounts, individual retirement accounts, money market accounts, time certificates of deposit, and safe deposit boxes.
Our suite of specialty deposit services is tailored to deposit-rich industry segments, including real estate, escrow services, title, labor unions, nonprofits and property management. Additionally, we serve government entities and international clients with customized banking solutions designed to meet their unique operational needs. These niche offerings support our strategy to attract and retain stable, relationship-based deposits across diversified markets.
Treasury Management: Treasury Management products and services provide our customers tools to bank with us conveniently without having the need to visit one of our offices and are necessary to attract complex commercial and specialty deposit clients. These products and services include automated bill payments, remote and mobile deposit capture, automated clearing house origination, wire transfer, lockbox, payee positive pay, and direct deposit. We participate in the
IntraFi Network, utilizing deposit placement services such as Insured Cash Sweep (“ICS”) and Certificate of Deposit
Account Registry Service (“CDARS”). These solutions are intended to optimize liquidity management while ensuring that large deposits remain fully eligible for FDIC insurance, enhancing flexibility for our clients.
Digital Banking: We provide online access to a comprehensive range of banking services for both consumer and business clients. This includes account management information reporting functions, transaction review and processing through our full suite of treasury management solutions. Additionally, our mobile banking platform extends these capabilities, offering convenient and secure 24/7 access.
Mergers and Acquisitions History
On April 30, 2015, an affiliate of the Ford Financial Funds acquired a majority of the voting shares of legacy Mechanics
Bank from certain shareholders. Since that date, legacy Mechanics Bank, and now Mechanics Bancorp, has been a controlled company of the Ford Financial Funds.

On October 1, 2016, legacy Mechanics Bank completed its acquisition of California Republic Bancorp in a transaction pursuant to which California Republic Bancorp and its subsidiary, California Republic Bank, were merged with and into legacy Mechanics Bank.
On June 1, 2018, legacy Mechanics Bank completed its acquisition of Scott Valley Bank in a transaction pursuant to which
Scott Valley Bank was merged with and into legacy Mechanics Bank.
On August 31, 2019, legacy Mechanics Bank completed its acquisition of Rabobank, N.A., a subsidiary of Rabobank
International Holding B.V., in a transaction pursuant to which Rabobank, N.A. was merged with and into legacy
Mechanics Bank.
On September 2, 2025, the Company consummated the strategic reverse merger pursuant to the terms of the Merger
Agreement, by and among the Company, HomeStreet Bank and legacy Mechanics Bank, whereby (i) legacy HomeStreet
Bank merged with and into legacy Mechanics Bank, with legacy Mechanics Bank surviving the Merger and becoming a wholly-owned subsidiary of the Company and (ii), pursuant to the amended and restated articles of incorporation effective immediately before the Merger on September 2, 2025, the Company changed its name to “Mechanics Bancorp”. As a result of the Merger, the Company’s business became primarily the business conducted by legacy Mechanics Bank, and the combined company is run by the leadership team of legacy Mechanics Bank.
Legal Proceedings
We are periodically party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. We do not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material adverse effect on our consolidated financial position, liquidity or results of operations.
Competition
We encounter strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies, as well as an increasing level of interstate banking, have created a highly competitive environment for commercial banking. We compete with national, regional and community banks within the various markets where we operate. We also face competition from many other types of financial institutions, including savings and loan associations, savings banks, finance companies and credit unions.
A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than we do. We also compete with other providers of financial services, such as money market mutual funds, brokerage and investment banking firms, consumer finance companies, pension trusts, governmental organizations and, increasingly, fintech companies, each of which may offer more favorable financing than we are able to provide. In addition, some of our non-bank competitors are not subject to the same extensive regulations that we are. The banking business in California and other markets in which we operate has remained competitive over the past several years, and we expect the level of competition we face to further increase. Competition for deposits and in providing lending products and services to consumers and businesses in our market area continues to be competitive and pricing is important.
Other factors encountered in competing for savings deposits are convenient office locations, interest rates and fee structures of products offered. Direct competition for savings deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans is based on factors such as interest rates, loan origination fees and the range of services offered by the provider. Our profitability depends on our ability to compete effectively in these markets. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect its results of operations and financial condition. Our mortgage origination business faces vigorous competition from banks and other financial institutions, including large financial institutions as well as independent mortgage banking companies, commercial banks, savings banks and savings and loan associations.
Overall, competition among providers of financial products and services continues to increase as technological advances, including the rise of artificial intelligence and automation, have lowered the barriers to entry for financial technology companies, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including online checking, savings and brokerage accounts, online lending, online insurance underwriters, crowdfunding, digital wallets, and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.
Human Capital Management
Our success is dependent, to a large degree, upon the continued service and skills of our management team and other key employees with long-term customer relationships. Our continued success and growth depend in large part on the efforts of these key employees and our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees to complement our core senior management team. Our business and growth strategies rely upon our ability to retain employees with experience and business relationships.
Employee Headcount
As of December 31, 2025, we employed 1,971 employees across our geographic footprint, 92% of which are classified as full-time. None of our employees are covered by a collective bargaining agreement. Our employee turnover rate was 30%
for 2025, primarily driven by Merger-related efficiencies.
Compensation of Employees
As part of our goal of providing high-quality banking and financial services to our customers while creating a positive impact in the local communities in which we do business, we designed our compensation program with the intention of attracting and retaining highly qualified employees. To incentivize our employees, we use a mix of base salary, cash-based short-term incentive plans, defined contributions to the 401(k) plan for participating employees, and equity based long-term incentive compensation for a limited number of employees. Employee performance is considered, evaluated and discussed through performance check-ins between manager and direct report.
We have a variety of group benefit programs designed to provide our employees with health and wellness benefits, financial benefits in the event of planned or unplanned expenses, or losses relating to illness, disability, or death, and to help plan for retirement, or provide support with employment-related or personal needs.
Employee Training and Development
As part of our employee development program, we provide a variety of training and educational opportunities to help our employees grow and develop their professional skills. In addition to third party training and education opportunities, we use an online learning management system to create, assign, and track compliance and professional development learning programs across many topical areas such as banking, mortgage and regulatory education, technology training, development of strong customer relationship and customer service skills.
Employee Community Involvement
We are committed to our communities and prioritize the active involvement of our employees in supporting their communities. Employees are given time off to volunteer for community organizations, and when employees make a substantial commitment of time to a particular organization, we offer an additional financial contribution to those organizations in recognition of the commitment of our employees. We also create active partnerships with local organizations and our employees provide leadership, educational support, hands-on service, expertise, and financial support to those organizations. We focus primarily on organizations within the scope of the Community Reinvestment Act that provide support for affordable housing, basic needs, and economic development for those of low and moderate income.
Where You Can Obtain Additional Information
We file annual, quarterly, current and other reports with the SEC. We make available free of charge on or through our website http://www.mechanicsbank.com all of these reports (and all amendments thereto), as soon as reasonably practicable after we file these materials with the SEC. Please note that the contents of our website do not constitute a part of our reports, and those contents are not incorporated by reference into any of our securities filings. The SEC’s website,
www.sec.gov, contains reports, proxy and information statements, and other information that we file or furnish electronically with the SEC.

Regulation and Supervision
General
Mechanics Bancorp is a bank holding company, as defined in the BHCA, that has elected to be a financial holding company. As a financial holding company, which is a type of bank holding company, it is primarily regulated by the FRB and the Federal Reserve Bank of Dallas (the “Federal Reserve Bank,” and together with the FRB, the “Federal Reserve”).
Mechanics Bank is a California state-chartered commercial bank. Mechanics Bank is subject to regulation, examination and supervision by the CDFPI and the FDIC. Because the assets of Mechanics Bank exceed $10 billion, Mechanics Bank is subject to additional regulation, examination and supervision of the CFPB.
Accordingly, we are subject to extensive regulation under federal and state laws and by various governmental and other regulatory authorities. The regulatory framework is intended primarily for the protection of customers and clients, and not for the protection of our stockholders or creditors. In many cases, the applicable regulatory authorities have broad enforcement power over bank holding companies, banks and their subsidiaries, including the power to impose substantial fines and other penalties for violations of laws and regulations. The following discussion provides an overview of certain elements of banking regulations that currently apply to Mechanics Bancorp and Mechanics Bank and is not intended to be a complete list of all the activities regulated by the banking regulations. Rather, it is intended only to briefly summarize some material provisions of the statutes and regulations applicable to our businesses, and is qualified by reference to the statutory and regulatory provisions discussed.
New statutes, regulations and guidance are regularly considered that may change the regulatory framework applicable to financial institutions operating in our markets and in the United States generally. Any change in policies, legislation or regulation, including through interpretive decisions or enforcement actions, by any of our regulators, including the Federal
Reserve, the CDFPI, FDIC and the CFPB or by any other government branch or agency with authority over us, could have a material impact on our operations.
Regulation Applicable to Mechanics Bancorp and Mechanics Bank
Capital Requirements
Capital rules (the “Rules”) adopted by Federal banking regulators (including the Federal Reserve and the FDIC) establish a framework for measuring capital adequacy using quantitative measures of Mechanics Bancorp’s and Mechanics Bank’s assets, liabilities and certain off‑balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about risk weightings and other factors.
Generally, the Rules recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as AOCI except to the extent that Mechanics Bancorp and Mechanics
Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Mechanics Bancorp and Mechanics
Bank made this election in 2015. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for credit losses, subject to certain requirements and deductions. The term “Tier 1 capital” means common equity Tier 1 capital plus additional Tier 1 capital, and the term “total capital” means Tier 1 capital plus Tier 2 capital.
The Rules generally measure an institution’s capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution’s common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 risk-
based capital ratio is the ratio of the institution’s Tier 1 capital to its total risk-weighted assets. The total risk-based capital ratio is the ratio of the institution’s total capital to its total risk-weighted assets. The Tier 1 leverage ratio is the ratio of the institution’s Tier 1 capital to its adjusted average total consolidated assets as determined in accordance with the Rules. To determine risk-weighted assets, assets of an institution are generally placed into a risk category as prescribed by the regulations and given a percentage weight based on the relative risk of that category. An asset’s risk-weighted value will generally be its percentage weight multiplied by the asset’s value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution’s federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution’s capital requirements under the Rules are not commensurate with the institution’s credit, market, operational or other risks.
To be adequately capitalized under the Rules, both Mechanics Bancorp and Mechanics Bank are required to have a common equity Tier 1 capital ratio of at least 4.5% or more, a Tier 1 leverage ratio of 4.0% or more, a Tier 1 risk-based ratio of 6.0% or more and a total risk-based ratio of 8.0% or more. In addition to the preceding requirements both
Mechanics Bancorp and Mechanics Bank are required to maintain a “conservation buffer,” consisting of common equity
Tier 1 capital, which is at least 2.5% above each of the required minimum levels. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
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
In addition, Mechanics Bank is subject to the prompt corrective action framework. See “Regulation and Supervision of
Mechanics Bank—Prompt Corrective Action” below.
Bank Secrecy Act and USA PATRIOT Act
Mechanics Bancorp and Mechanics Bank are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers by imposing mandatory recordkeeping and reporting obligations, as well as obligations to prevent and detect money laundering on financial institutions. By way of example, the Bank Secrecy Act imposes an affirmative obligation on Mechanics Bank to report currency transactions that exceed certain thresholds, to report other transactions determined to be suspicious, and to maintain an anti-money laundering compliance program. The
Bank Secrecy Act requires financial institutions, including Mechanics Bank, to meet certain customer due diligence requirements, including obtaining and verifying certain identity information on its customers, understanding the customers’
intended and actual use of Mechanics Bank’s services, and obtaining a certification from the individual opening the account on behalf of the legal entity that identifies the beneficial owner(s) of the entity and to conduct enhanced due diligence on certain types of customers. The purpose of customer due diligence requirements is to enable Mechanics Bank to form a reasonable belief it knows the true identity if its customers and to be able to understand the types of transactions in which a customer is likely to engage, which should in turn assist in identifying when transactions that could require reporting pursuant to obligations to report suspicious activity.
Like all United States companies and individuals, Mechanics Bancorp and Mechanics Bank are prohibited from transacting business with certain individuals and entities named on the OFAC list of Specially Designated Nationals and Blocked
Persons. Prohibitions also include conducting business involving jurisdictions targeted by OFAC for comprehensive, embargo-type sanctions, such as Cuba, Iran, North Korea, and certain of the Russia-occupied areas of Ukraine, as well as conducting certain other limited types of transactions with persons listed on additional lists of sanctions targets maintained by OFAC. Failure to comply may result in fines and other penalties. OFAC has issued guidance directed at financial institutions, including guidance regarding the recommended elements of OFAC compliance programs, and Mechanics
Bancorp‘s regulators generally examine Mechanics Bancorp for compliance with OFAC’s substantive prohibitions as well as OFAC’s compliance program guidance.
Compensation
Compensation policies and practices at Mechanics Bancorp and Mechanics Bank are subject to regulations and policies by their respective banking regulators. These regulations and policies are generally intended to prohibit excessive compensation and to help ensure that incentive compensation policies do not encourage imprudent risk-taking and are consistent with the safety and soundness of the financial institution. In addition, FDIC regulations may restrict our ability to make certain “golden parachute” and “indemnification” payments.
As a public company, Mechanics Bancorp is subject to various SEC rules regarding disclosure of compensation payments and policies as well as providing its shareholders certain non-binding votes relating to Mechanics Bancorp’s disclosed compensation practices. In certain cases, incentive compensation payments may have to be clawed back from executives.

Regulation and Supervision of Mechanics Bancorp
General
Mechanics Bancorp, which owns all of the outstanding capital stock of Mechanics Bank, is a financial holding company registered under the BHCA. As a financial holding company, Mechanics Bancorp is subject to Federal Reserve regulations, examinations, supervision and reporting requirements relating to bank holding companies. Among other things, the Federal
Reserve is authorized to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary bank. Mechanics Bancorp is also required to file with the Federal Reserve an annual report and such other additional information as the Federal Reserve may require pursuant to the BHCA. The Federal
Reserve also examines Mechanics Bancorp and each of its on-bank subsidiaries. Mechanics Bancorp is subject to risk-
based capital requirements adopted by the Federal Reserve, which are substantially identical to those applicable to
Mechanics Bank, and which are described above. Since Mechanics Bank is chartered under California law, the CDFPI has authority to regulate, examine and receive reports from Mechanics Bancorp relating to its conduct affecting Mechanics
Bank.
Source of Strength
Under the Dodd Frank Act and Federal Reserve Policy, Mechanics Bancorp is required to act as a source of financial and managerial strength for Mechanics Bank. This means that Mechanics Bancorp may be required to commit resources, as necessary, to support Mechanics Bank including at times when we may not be in a financial position to provide such resources, and it may not be in our, or our shareholders’ best interests to do so.
Non-Banking Activities
With some exceptions, the BHCA prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing, or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities so closely related to the business of banking as to be a proper incident thereto. In addition, a bank holding company that has elected to be a financial holding company, such as Mechanics Bancorp, may engage, directly or through a subsidiary, in certain expanded activities deemed financial in nature, such as securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are determined by the FRB to be “financial in nature or incidental thereto” or that the FRB determines unilaterally to be “complementary” to financial activities. To maintain its status as a financial holding company, a bank holding company (and all of its depository institution subsidiaries) must each remain “well capitalized” and “well managed.” If a bank holding company fails to meet these regulatory standards, the Federal Reserve could place limitations on its ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of the bank holding company or its affiliates. If the deficiencies persisted, the
Federal Reserve could order the bank holding company to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies.
Expansion Activities
The BHCA requires a bank holding company to obtain the prior approval of the Federal Reserve before merging with another bank holding company, acquiring substantially all the assets of any bank or bank holding company, or acquiring directly or indirectly any ownership or control of more than five percent of the voting shares of any bank. In addition, the prior approval of the FDIC and CDFPI is required for a California state-chartered bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves.
Acquisition of Control
Two statutes, the BHCA and the Change in Bank Control Act, together with regulations promulgated thereunder, require federal regulatory review before any company may acquire “control” of a bank or a bank holding company. Transactions subject to the BHCA are exempt from Change in Bank Control Act requirements. Under the BHCA, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company, controls the election of a majority of the members of the board of directors or exercises a controlling influence over the management or policies of a bank or bank holding company. On January 30, 2020, the Federal Reserve issued a final rule (which became effective
September 30, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol, each of which may be rebutted, based on the percentage of voting shares held by the investor (i.e., less than 5%, 5-9.9%, 10-14.9% and
15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship, solicitation of proxies to replace more than the permitted number of directors and limiting contractual rights. Under the final rule, investors can hold up to 24.9%
of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.
Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire “control” of a bank holding company. An acquisition of control can occur upon the acquisition of 10.0% or more of the voting stock of a bank holding company or as otherwise defined by the Federal Reserve. Under the Change in Bank Control Act, the Federal Reserve has 60 days from the filing of a complete notice to act, unless extended, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control can also exist if an individual or company has, or exercises, directly or indirectly or by acting in concert with others, a controlling influence over a bank. California law also imposes certain limitations on the ability of persons and entities to acquire control of a banking institution and controlling persons and entities of such institution based on factors including, among others, competitive effects, financial stability of the subject banking institutions, managerial experience of the acquirer and the fairness of the proposed acquisition with respect to depositors, creditors and shareholders of the subject banking institution.
Dividends
Under Washington law, Mechanics Bancorp is generally permitted to make a distribution, including payments of dividends, only if, after giving effect to the distribution, in the judgment of the board of directors, (1) Mechanics Bancorp would be able to pay its debts as they become due in the ordinary course of business and (2) Mechanics Bancorp’s total assets would at least equal the sum of its total liabilities plus the amount that would be needed if Mechanics Bancorp were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. In addition, it is the policy of the Federal Reserve that bank holding companies generally should pay dividends only out of net income generated over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policy also provides that bank holding companies should not maintain a level of cash dividends that places undue pressure on the capital of its subsidiary bank or that may undermine its ability to serve as a source of strength. The Federal Reserve has the authority to place additional restrictions and limits on payment of dividends. Capital rules, as well as regulatory policy, impose additional requirements on the ability of Mechanics Bancorp to pay dividends.
Regulation and Supervision of Mechanics Bank
General
As a commercial bank chartered under the laws of the State of California, Mechanics Bank is subject to applicable provisions of California law and regulations of the CDFPI. As a state-chartered commercial bank, Mechanics Bank’s primary federal regulator is the FDIC. It is subject to regulation and examination by the CDFPI and the FDIC and its deposits are insured by the FDIC. Mechanics Bank is also subject to regulation and examination by the CFPB with respect to federal consumer protection laws. See “Consumer Protection Laws and Regulations and Regulation by the CFPB.”
California Banking Regulation
As a California bank, Mechanics Bank’s operations and activities are substantially regulated by California law and regulations, which govern, among other things, Mechanics Bank’s ability to take deposits and pay interest, make loans on or invest in residential and other real estate, make consumer and commercial loans, invest in securities, offer various banking services to its customers and establish branch offices.
California law also governs numerous corporate activities relating to Mechanics Bank, including Mechanics Bank’s ability to pay dividends, to engage in merger activities and to amend its articles of incorporation, as well as limitations on change of control of Mechanics Bank. Mergers involving Mechanics Bank and sales or acquisitions of its branches are generally subject to the approval of the CDFPI and the FDIC. No person or entity may acquire control of Mechanics Bank unless the
Commissioner of the CDFPI has approved such acquisition of control. California law defines “control” of an entity to mean the ownership, directly or indirectly, of shares or equity securities possessing more than 50% of the voting power of the entity. Amendments to Mechanics Bank’s articles of incorporation, including certain amendments in connection with a merger, require the approval and endorsement of the CDFPI.
Mechanics Bank is subject to periodic examination by and reporting requirements of the CDFPI, as well as enforcement actions initiated by the CDFPI. The CDFPI’s enforcement powers include the suspension or revocation of the license of
Mechanics Bank, the possession of properties of Mechanics Bank and the imposition of civil penalties. The CDFPI has authority to place Mechanics Bank under supervisory direction or to take possession of Mechanics Bank and to appoint the
FDIC as receiver.
Insurance of Deposit Accounts and Regulation by the FDIC
The FDIC is Mechanics Bank’s principal federal bank regulator. As such, the FDIC is authorized to conduct examinations of, and to require reporting by Mechanics Bank. The FDIC may prohibit Mechanics Bank from engaging in any activity determined by law, regulation or order to pose a serious risk to the institution, and may take a variety of enforcement actions in the event Mechanics Bank violates a law, regulation or order or engages in an unsafe or unsound practice or under certain other circumstances. The FDIC also has the authority to appoint itself as receiver of Mechanics Bank or to terminate Mechanics Bank’s deposit insurance if it were to determine that Mechanics Bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
Mechanics Bank is a member of the DIF administered by the FDIC, which insures customer deposit accounts. The amount of federal deposit insurance coverage is $250,000, per depositor, for each account ownership category at each depository institution. The $250,000 amount is subject to periodic adjustments. In order to maintain the DIF, member institutions, such as Mechanics Bank, are assessed insurance premiums, which are now based on an insured institution’s average consolidated assets less tangible equity capital.
Each institution is provided an assessment rate, which is generally based on the risk that the institution presents to the DIF.
FDIC assessment rates for large institutions, which are banks with $10 billion or more in assets and include Mechanics
Bank, are determined by a scorecard method. The initial base assessment rate for large institutions, based on rates effective
January 1, 2023, can range from 5 to 32 basis points. However, adjustments can further impact the final assessment rate. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered.
Prompt Corrective Action
Section 38 of the Federal Deposit Insurance Act establishes a framework of supervisory actions for insured depository institutions that are not adequately capitalized, also known as “prompt corrective action.” All of the federal banking agencies have promulgated substantially similar regulations to implement a system of prompt corrective action. As modified by the Rules, the framework establishes five capital categories; under the Rules, a bank is:
•“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of
8.0% or more, a common equity Tier 1 risk-based ratio of 6.5% or more, and a leverage capital ratio of 5.0% or more, and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure;
•“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a common equity Tier 1 risk-based ratio of 4.5% or more, and a leverage capital ratio of 4.0% or more;
•“undercapitalized” if it has a total risk-based capital ratio less than 8.0%, a Tier 1 risk-based capital ratio less than
6.0%, a common equity risk-based ratio less than 4.5% or a leverage capital ratio less than 4.0%;
•“significantly undercapitalized” if it has a total risk-based capital ratio less than 6.0%, a Tier 1 risk-based capital ratio less than 4.0%, a common equity risk-based ratio less than 3.0% or a leverage capital ratio less than 3.0%;
and
•“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
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
Limitations on Transactions with Affiliates
Transactions between Mechanics Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.
An affiliate of Mechanics Bank is any company or entity that controls, is controlled by or is under common control with
Mechanics Bank but which is not a subsidiary of Mechanics Bank. Mechanics Bancorp and its nonbank subsidiaries are affiliates of Mechanics Bank. Generally, Section 23A limits the extent to which Mechanics Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of Mechanics Bank’s capital stock and surplus, and imposes an aggregate limit on all such transactions with all affiliates in an amount equal to 20.0% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable to Mechanics Bank, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to an affiliate, the purchase of or investment in the securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, or certain transactions with an affiliate that involves the borrowing or lending of securities and certain derivative transactions with an affiliate.
In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans, derivatives, repurchase agreements and securities lending to executive officers, directors and principal shareholders of Mechanics Bancorp and its affiliates.
Standards for Safety and Soundness
The federal banking regulatory agencies have adopted a set of guidelines for all insured depository institutions prescribing safety and soundness standards. These guidelines establish general standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines before capital becomes impaired. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.
Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the Federal Reserve or FDIC determines that Mechanics Bancorp or
Mechanics Bank fails to meet any standard prescribed by the guidelines, it may require Mechanics Bancorp or Mechanics
Bank to submit an acceptable plan to achieve compliance with the standard.
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
Activities and Investments of Insured State-Chartered Financial Institutions
Federal law generally prohibits FDIC-insured state banks from engaging as a principal in activities, and from making equity investments, other than those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in certain subsidiaries, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed two percent of the bank’s total assets, (3) acquiring up to 10.0% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions or (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.
Under California law, the Commissioner of the CDFPI may issue regulations to authorize a state-chartered financial institution to conduct an activity allowed for a federal institution unless such activity is expressly prohibited by state law.
Federal Home Loan Bank System
The Federal Home Loan Bank system consists of 11 regional Federal Home Loan Banks. Among other benefits, each of these serves as a reserve or central bank for its members within its assigned region. Each of the Federal Home Loan Banks makes available loans or advances to its members in compliance with the policies and procedures established by its board of directors. Mechanics Bank is a member of the Federal Home Loan Bank of San Francisco (the “San Francisco FHLB”).
As a member of the San Francisco FHLB, Mechanics Bank is required to own stock in the San Francisco FHLB.
Community Reinvestment Act of 1977
Banks are subject to the provisions of the CRA, which requires the appropriate federal bank regulatory agency to assess a bank’s record in meeting the credit needs of the assessment areas serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, these assessments are considered by regulators when evaluating mergers, acquisitions and applications to open or relocate a branch or facility. Mechanics Bank currently has a rating of “Satisfactory” under the CRA.
Dividends
Dividends from Mechanics Bank constitute an important source of funds for dividends that may be paid by Mechanics
Bancorp to shareholders. The amount of dividends payable by Mechanics Bank to Mechanics Bancorp depends upon
Mechanics Bank’s earnings and capital position and is limited by federal and state laws. Under California law, a bank, or any majority owned subsidiary of a bank, is generally prohibited from making any distribution in an amount that exceeds the lesser of the retained earnings of a bank or the net income of a bank in the last three fiscal years, less the amount of any distributions made by a bank or any majority owned subsidiary of a bank to shareholders of a bank. Notwithstanding this restriction, a bank may, with the prior approval of the Commissioner of the CDFPI, make a distribution to its shareholder by means of redeeming its redeemable shares and, with the prior approval of its outstanding shares and of the
Commissioner of the CDFPI, make a distribution to its shareholders in connection with a reduction of its contributed capital. These restrictions are in addition to restrictions imposed by federal law, such as the Rules, which impose minimum levels of capital adequacy.
Consumer Protection Laws and Regulations and Regulation by the CFPB
The Dodd-Frank Act created the CFPB, an independent bureau that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to such laws and exclusive examination and primary enforcement authority with respect to banks and their subsidiaries with consolidated assets of more than $10 billion. Accordingly, Mechanics Bank is subject to ongoing supervision, examination, loan portfolio review and other enhanced supervision by the CFPB. Mechanics Bank is also required to provide information to the CFPB on a quarterly basis and will be subject to periodic examinations by the CFPB regarding compliance with consumer laws and regulations.

Mechanics Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. Although this list is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds
Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Secure and Fair Enforcement in Mortgage
Licensing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting
Act, the Fair Debt Collection Practices Act, the Service Members’ Civil Relief Act, the Right to Financial Privacy Act, the
Gramm-Leach-Bliley Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit
Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. The
Federal Reserve also promulgated regulations limiting the amount of debit interchange fees that large bank issuers may charge or receive on their debit card transactions.
These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject Mechanics Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil money penalties, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights. Mechanics Bank has a compliance governance structure in place to help ensure its compliance with these requirements.
Privacy
Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third-party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third-party for use in telemarketing, direct mail marketing or other marketing to consumers. Mechanics Bank and all of its subsidiaries have established policies and procedures to comply with the privacy provisions of the Gramm-
Leach-Bliley Act.
Brokered Deposits
Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized”
are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to such bank. As of December 31, 2025, Mechanics Bank’s capital ratios exceeded the minimum necessary to be considered  “well capitalized” and therefore was not subject to any limitations with respect to its ability to accept brokered deposits.

ITEM 1A.RISK FACTORS
You should carefully consider the risks described below. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made or may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. In addition, other risk factors not currently known to us or that we currently deem immaterial could adversely affect our business, financial condition, results of operations and future growth. Therefore, the risk factors below should not be considered all the risks we might face. In addition, other risk factors not currently known to us or that we currently deem immaterial could adversely affect our business, financial condition, results of operations and future growth. Therefore, the risk factors below should not be considered all the risks we might face.
Risks Related to Post-Merger Integration
We expect to continue to incur substantial costs related to integration as a result of the Merger, and these costs may be greater than anticipated due to unexpected events.
We have incurred and expect to incur a number of significant non-recurring costs associated with the Merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs.
Although the Merger was completed on September 2, 2025, we will incur integration costs as we continue to integrate the businesses of legacy Mechanics Bank and legacy HomeStreet Bank, including facilities and systems consolidation costs and employment-related costs. We may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies and systems that are being integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs.
Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in us taking charges against earnings, and the amount and timing of such charges are uncertain at present.
There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time.
Operating Mechanics Bancorp and its subsidiaries may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the Merger.
Our success will depend, in part, on the ability to realize the anticipated cost savings, synergies and operational enhancements from combining the businesses of HomeStreet Bank and legacy Mechanics Bank. To realize the anticipated benefits and cost savings from the Merger, we must successfully integrate and combine our businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the
Company following the completion of the Merger, which may adversely affect the value of Mechanics Bancorp common stock.
It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger.
Integration efforts may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the Merger.

Our operating results may suffer if we do not effectively manage our expanded operations.
As a result of the Merger, the size and complexity of our business has increased. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may also face increased scrutiny from governmental entities as a result of the increased size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the Merger.
Risks Related to the Industry and Macroeconomic Conditions
Events impacting the financial services industry may adversely affect our business and the market price of Mechanics
Bancorp’s common stock.
Negative developments and events in the financial services industry, such as the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 that resulted in the failure of those institutions, may result in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These previous events occurred against the backdrop of a rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks and more competition for bank deposits. These events, or the occurrence of similar events in the future, could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins and potential increased credit losses, which could in turn have an adverse impact on the market price of Mechanics Bancorp’s common stock. These events, or the occurrence of similar events in the future, could result in changes to laws or regulations governing banks and bank holding companies or result in the imposition of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business.
The soundness of other financial institutions could adversely affect our business.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks and other institutional clients. As a result, defaults by, or even negative speculation about, one or more financial services institutions, or the financial services industry in general, have led to market-wide liquidity problems in the past and could lead to losses or defaults by us or by other institutions. For example, bank failures during the first half of 2023 put additional financial pressure and uncertainty on other financial institutions and led to increased regulatory scrutiny in the industry.
Liquidity, primarily through deposits, is essential to our business, and a lack of liquidity, or an increase in the cost of liquidity could materially impair our ability to fund our operations and jeopardize our consolidated financial condition, consolidated results of operations and cash flows.
Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.
Liquidity is essential for the operation of our business. Market conditions, unforeseen outflows of funds or other events could have a negative effect on our level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund new business transactions at a reasonable cost and in a timely manner. If our access to stable and low-cost sources of funding, such as client deposits, is reduced, then we may need to use alternative funding, which could be more expensive or of limited availability. Any substantial, unexpected or prolonged changes in the level or cost of liquidity could affect our business adversely.
Deposit levels may be affected by several factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, customers seeking to maximize deposit insurance by limiting their deposits at a single financial institution to $250,000, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors, including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-
offs, inclement weather, natural disasters and other factors.
Furthermore, loans generally are not readily convertible to cash. From time to time, if our ability to raise funds through deposits, borrowings, the sale of investment securities and other sources is not sufficient to meet our liquidity needs, then we may be required to rely on alternative funding sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such alternative funding sources include Federal Home Loan Bank advances, Federal
Reserve borrowings, brokered deposits, unsecured federal funds lines of credit from correspondent banks and/or accessing the equity or debt capital markets. The availability of these alternative funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Additionally, if we fail to remain “well-capitalized,” our ability to utilize brokered deposits may be restricted.
An inability to maintain or raise funds (including the inability to access alternative funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our consolidated financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Those factors may lead to depositors withdrawing deposits or creditors limiting our borrowings. Our access to liquidity could also be impaired by factors that are not specific to us, such as general business conditions, interest rate fluctuations, severe volatility or disruption of the financial markets, bank closures or negative views and expectations about the prospects for the financial services industry as a whole, or legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the
U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control, including the impact of tariffs. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our consolidated financial condition and consolidated results of operations.
Our business and results of operations may be adversely affected by unpredictable economic, market and business conditions.
Our business and results of operations are affected by general economic, market and business conditions. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends to a degree on factors beyond our control, including:
•national and local economic conditions, such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, energy prices, bankruptcies, household income and consumer spending;
•the availability and cost of capital and credit;
•incidence of customer fraud; and
•federal, state and local laws affecting these matters.
The deterioration of any of these conditions, as we have experienced with past economic downturns, could adversely affect our consumer and commercial businesses and securities portfolios, our level of loan charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations. Several factors could pose risks to the financial services industry, including tightening monetary policies by central banks, rising energy prices, trade wars, restrictions and tariffs; slowing growth in emerging economies; geopolitical matters, including international political unrest, disturbances and conflicts; acts of war and terrorism; pandemics; changes in interest rates;
regulatory uncertainty; continued infrastructure deterioration; high oil prices; disruptions in global or national supply chains; and natural disasters. Each of these factors may adversely affect our fees and costs.
Over the last several years, there have been several instances where there has been uncertainty regarding the ability of
Congress and the President collectively to reach agreement on federal budgetary and spending matters. A period of failure to reach agreement on these matters, particularly if accompanied by an actual or threatened government shutdown, may have an adverse impact on the U.S. economy. Additionally, a prolonged government shutdown may inhibit our ability to evaluate borrower creditworthiness and originate and sell certain government-backed loans.
Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.
We are subject to significant risk from changes in interest rates. Between August 2019 and March 2020, the Federal Open
Market Committee of the Federal Reserve Board decreased its target range for the federal funds rate by 200 basis points, while between March 2022 and December 2023, it raised the target range for the federal funds rate by 525 basis points.
Between September 2024 and December 2025, the Federal Reserve Board decreased its target range for the federal funds rate by 175 basis points. Changes in interest rates have in the past and may continue to impact our net interest income in the future as well as the valuation of our assets and liabilities. Our earnings are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our bank assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be adversely affected. Given the potential for an adverse impact on our net interest income associated with interest rate cycle transitions, we periodically evaluate our current “gap” position and determine whether a repositioning of our balance sheet is appropriate. Asymmetrical changes in interest rates, such as if short-term rates increase or decrease at a faster rate than long-term rates, can affect the slope of the yield curve. A prolonged inversion of the yield curve, as measured by the difference between 10-year U.S. Treasury bond yields and 3-month yields, could adversely impact the net interest income of our business as the spread between interest-earning assets and interest-bearing liabilities becomes further compressed.
A subset of our loans are advanced to customers on a variable or adjustable-rate basis and a subset of our loans are advanced to customers on a fixed-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for credit losses, any of which could have a material adverse effect on our business, financial condition or results of operations. The inability of certain of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when adjustable rate loans have interest rate floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates, which could have a material adverse effect on our results of operations.
If we need to offer higher interest rates on deposit accounts to maintain current clients or attract new clients, then our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.
An increase in the absolute level of interest rates may also, among other things, adversely affect the demand for loans and our ability to originate loans. In particular, if mortgage interest rates increase, the demand for residential mortgage loans and the refinancing of residential mortgage loans will likely decrease, which will have an adverse effect on our income generated from mortgage origination activities. Conversely, a decrease in the absolute level of interest rates, among other things, may lead to prepayments in our loan and mortgage-backed securities portfolios, as well as increased competition for deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-
earning assets, loan origination volume and Mechanics’ overall results.
In addition, we hold securities that may be sold in response to changes in market interest rates, changes in securities’
prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Such securities are classified as available for sale and are carried at estimated fair value, which may fluctuate with changes in market interest rates. The effects of an increase in market interest rates have in the past resulted in, and may in the future result in, a decrease in the value of our available for sale investment portfolio.
Market interest rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, political factors, international disorder and instability in domestic and foreign financial markets. We may not be able to accurately predict the likelihood, nature and magnitude of such changes or how and to what extent such changes may affect our business. We also may not be able to adequately prepare for, or compensate for, the consequences of such changes. Any failure to predict and prepare for changes in interest rates, or adjust for the consequences of these changes, may adversely affect our earnings and capital levels and overall results of operations and financial condition.
Inflationary pressures and rising prices may affect our results of operations and financial condition.
Inflation rose sharply during 2021 and 2022 and remained at elevated levels during 2025. While the rise in inflation has slowed during the latter half of 2025 by some measures, inflationary pressures have remained elevated throughout 2025 compared to recent historic norms. Small- to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses.
Consequently, the ability of our business customers to repay their loans may deteriorate during period of high inflation, and, in some cases, this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Similarly, rising interest rates will negatively impact our mortgage business by making home mortgages more expensive for home buyers and by making mortgage refinancing transactions less likely, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to us to increase, which could adversely affect our results of operations and financial condition.
An adverse change in real estate market values may result in losses and otherwise adversely affect our profitability.
Many loans in our portfolio contain commercial or residential real estate as the primary component of collateral. The real estate collateral in such cases provides a source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in commercial or residential real estate values generally, and in
California, Washington, Oregon or Hawaii specifically, could impair the value of the collateral underlying a significant portion of our loan portfolio and ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our results of operations and financial condition may be materially adversely affected by a decrease in real estate market values.
Climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
Concerns over the long-term impacts of climate change have led, and may continue to lead, to governmental efforts in the
United States to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. Our customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. Our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
Risks Relating to Our Business and Operations
Our allowances for credit losses for loans and debt securities may prove inadequate or we may be negatively affected by credit risk exposures. Future additions to our allowance for credit losses will reduce our future earnings.
As a lender, we are exposed to the risk that we could sustain losses because our borrowers may not repay their loans in accordance with the terms of their loans. We maintain allowances for credit losses for loans and debt securities to provide for defaults and nonperformance, which represent an estimate of expected losses over the remaining contractual lives of the loan and debt security portfolios. This estimate is the result of our continuing evaluation of specific credit risks and loss experience, current loan and debt security portfolio quality, present economic, political and regulatory conditions, industry concentrations, reasonable and supportable forecasts for future conditions and other factors that may indicate losses. The determination of the appropriate levels of the allowances for loan and debt security credit losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. Generally, our nonperforming loans and other real estate owned reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve.
While our management endeavors to estimate the allowance to cover anticipated losses over the lives of our loan and debt security portfolios, no underwriting and credit monitoring policies and procedures that we could adopt to address credit risk could provide complete assurance that we will not incur unexpected losses. These losses could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, regulators periodically evaluate the adequacy of our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs based on judgments different from those of our management. Any such increase in our provision for (reversal of) credit losses or additional loan charge-offs could have a material adverse effect on our results of operations and financial condition.
We may suffer losses in our loan portfolio despite strict adherence to our underwriting practices.
We mitigate the risks inherent in our loan portfolio by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices may include, among other considerations: analysis of a borrower’s prior credit history, financial statements, tax returns, cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans it makes, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for credit losses.
Bank regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses.
While we believe that our allowance for credit losses is adequate to cover potential losses, we cannot guarantee that future increases to the allowance for credit losses may not be required by regulators or other third-party loan review or financial audits. Any of these occurrences could materially and adversely affect our business, financial condition and results of operations.
Our mortgage origination business is subject to fluctuations based upon seasonal and other factors.
Our mortgage origination business is subject to several variables that can impact loan origination volume, including seasonal and interest rate fluctuations. An increase in the general level of interest rates may, among other things, adversely affect the demand for mortgage loans and our ability to originate mortgage loans. In particular, if mortgage interest rates increase, the demand for residential mortgage loans and the refinancing of residential mortgage loans will likely decrease, which will have an adverse effect on our mortgage origination activities. Conversely, a decrease in the general level of interest rates, among other things, may lead to increased competition for mortgage loan origination business.
Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.
We predominately serve businesses, organizations and individuals located in California, Washington, Oregon and Hawaii.
As a result, we are exposed to risks associated with limited geographic diversification. An economic downturn or decrease in property values in California, Washington, Oregon or Hawaii, in particular, and adverse changes in laws or regulations in California, Washington, Oregon or Hawaii could impact the credit quality of our assets, the businesses of our customers, the ability to expand our business, the ability of our customers to repay loans, the value of the collateral securing loans, our ability to sell the collateral upon any foreclosure and the stability of our deposit funding sources. Our success significantly depends upon the growth in population, income levels, commerce, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, then our business may be negatively affected.
Any regional or local economic downturn that affects California, Washington, Oregon or Hawaii, in particular, whether caused by recession, inflation, unemployment, natural disasters, supply chain disruptions or other factors, may affect our profitability more significantly and more adversely than our competitors that are less geographically concentrated and could have a material adverse effect on our results of operations and financial condition.
The trade policies and potential tariff initiatives being pursued by the U.S. government may present risks to our borrowers and the markets within which we operate, particularly with respect to the threatened imposition of additional tariffs on certain products imported from countries, such as Mexico, Canada and China, which are significant international trading partners for the economy of the Western United States. The imposition of tariffs on imports, the potential for retaliatory tariffs by foreign governments, or other similar restrictions on international trade could increase costs for manufacturers and resellers, reduce demand for U.S. exports and disrupt supply chains. Prolonged trade tensions or the implementation of tariffs could negatively impact the broader economic environment, potentially leading to reduced consumer spending, lower economic growth, and decreased demand for other banking products and services. As a result, our financial performance, including credit quality and loan growth, could be adversely affected by these policy changes.

We rely upon independent appraisals to determine the value of the real estate that secures a substantial portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.
A substantial portion of our loan portfolio consists of loans secured by real estate. We generally rely upon appraisers at the time of origination to estimate the value of such real estate. Appraisals are only estimates of value, and the soundness of those estimates may be affected by volatility in the real estate market or other changes in market conditions. In addition, the appraisers may make mistakes of fact or judgment, which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. For example, since
2020 and in light of the prevalence of hybrid work arrangements and associated lower occupancy rates, the value of commercial real estate secured by office properties has generally declined. As a result of these factors, the real estate securing some of our loans may be less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, then we may not be able to recover the outstanding balance of the loan and will suffer a loss.
Some of the small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.
We target our business development and marketing strategy to serve the banking and financial services needs of our communities, including small- to medium-sized businesses and real estate owners. These small- to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results.
Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could negatively affect our consolidated financial condition and consolidated results of operations.
Our risk management processes may not fully identify and mitigate exposure to the various risks that we face, including interest rate, credit, liquidity and market risk.
We continue to refine our risk management techniques, strategies and assessment methods on an ongoing basis. However, our risk management techniques and strategies (as well as those available to the market generally) may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk. For example, we, or the systems that we use, might fail to identify or anticipate particular risks and may not be capable of identifying certain risks. Certain of our strategies for managing risk are based upon observed historical market behavior. We apply statistical and other tools to these observations to quantify our risk exposure. Any failures in our risk management techniques and strategies to accurately identify and quantify our risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than historical measures indicate. Further, our quantified modeling does not take all risks into account. As a result, we also take a qualitative approach in reducing our risk, although our qualitative approach to managing those risks could also prove insufficient, exposing it to material unanticipated losses.
Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.
We have used, and may use, derivative financial instruments, such as interest rate swaps, to limit our exposure to interest rate risk. No hedging strategy can completely protect us, and the derivative financial instruments that we elect may not have the effect of reducing our interest rate risk. Poorly designed strategies, improperly executed and documented transactions, inaccurate assumptions or the failure of a counterparty to fulfill its obligations could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not adequately offset the risks of interest rate volatility and could result in or magnify losses, which could have an adverse effect on our financial condition and results of operations.
Negative publicity regarding us, or financial institutions in general, could damage our reputation and adversely impact our business and results of operations.
Our ability to attract and retain customers and conduct our business could be adversely affected to the extent our reputation is damaged. Reputational risk, or the risk to our business, earnings and capital from negative public opinion regarding the

Company or Mechanics Bank, or financial institutions in general (such as the bank failures in the first half of 2023), is inherent in our business. Adverse perceptions concerning our reputation or financial institutions in general could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, such negative perceptions could lead to decreases in the level of deposits that consumer and commercial customers and potential customers choose to maintain with us. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including: lending or foreclosure practices; sales practices; corporate governance and potential conflicts of interest; ethical failures or fraud, including alleged deceptive or unfair lending or pricing practices; regulatory compliance;
protection of customer information; cyberattacks, whether actual, threatened, or perceived; negative news about us or the financial institutions industry generally; general company performance; or actions taken by government regulators and community organizations in response to such activities or circumstances. Furthermore, our failure to address, or the perception that we have failed to address, these issues appropriately could impact our ability to keep and attract customers and/or employees and could expose us to litigation and/or regulatory action, which could have an adverse effect on our business and results of operations. If we, or our relationships with certain customers, vendors or suppliers, became the subject of negative publicity, then our ability to attract and retain customers and employees, and our financial condition and results of operations, could be adversely impacted.
We may be subject to environmental liability risk associated with lending activities.
A significant portion of our loan portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material and adverse effect on our business, financial condition and results of operations.
New lines of business, products, product enhancements or services may subject us to additional risk.
From time to time, we implement new lines of business, or offer new products and product enhancements as well as new services within our existing lines of business. In developing, implementing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, yet our new products or product enhancements may not be successful or may require more resources or expertise than we anticipated. We may also face factors, such as regulatory compliance, competitive alternatives and shifting market preferences, any of which may impact the success of a new line of business or offerings of new products, product enhancements or services. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.
We may fail to adapt our services to changes in the marketplace related to mortgage servicing or origination, technology or in changes in the requirements of governmental authorities and customers.
We both sell and hold for investment residential mortgage loans that we originate. The markets for our mortgage origination and servicing business are subject to frequent introduction of new services by competitors, evolving industry standards and government regulations. Our future success will depend on enhancing our services and technologies and developing new services that address changes in technology, competing services, applicable marketplaces or customer needs. In addition, the demand for mortgage servicing can be impacted by various factors, including national and regional economic trends, such as recessions or stagnating real estate markets as well as the difference between interest rates on existing mortgage loans relative to prevailing mortgage rates. We may not be able to maintain or grow the size of our servicing portfolio if mortgage loans serviced by us are repaid at maturity, prepaid prior to maturity, refinanced with a mortgage not serviced by us, liquidated through foreclosure, deed-in-lieu of foreclosure, other liquidation process or other events. The failure of mortgage loans that we hold on our books to perform adequately could have a material adverse effect on our financial condition, liquidity and results of operations.

If we fail to develop, implement and maintain an effective system of internal control over financial reporting, then the accuracy and timing of our financial reporting in future periods may be adversely affected.
Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud.
If we fail to maintain adequate internal controls, then our financial statements may not accurately reflect our financial condition. Any material misstatements could require a restatement of our consolidated financial statements or cause investors to lose confidence in our reported financial information.
We may identify material weaknesses in our internal control over financial reporting in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements.
Our management evaluated the effectiveness of the design and operation of our ongoing internal control over financial reporting related to the Company and determined that such internal controls were effective as of December 31, 2025. As the Merger occurred during the third quarter of 2025, and Mechanics Bank was the accounting acquirer and not previously subject to Section 404 of the Sarbanes-Oxley Act, management concluded that there was insufficient time for management to complete its assessment of the internal control over financial reporting related to Mechanics Bank, and therefore,
Mechanics Bank internal control over financial reporting was excluded from the evaluation conducted by management in accordance with Section 404 of the Sarbanes-Oxley Act. Separate from Section 404 of SOX, FDICIA and Part 363 of the
FDIC’s regulations require Mechanics Bank’s management to assess the effectiveness of Mechanics Bank’s internal control over financial reporting. In satisfaction of the requirements under FDICIA and Part 363 of the FDIC’s regulations, management has assessed the effectiveness of Mechanics Bank’s internal controls under the Committee of Sponsoring
Organizations of the Treadway Commission (“COSO”) framework. Based on that assessment, management concluded that
Mechanics Bank maintained effective internal control over financial reporting as of December 31, 2025 for purposes of
FDICIA. In the future, we may identify material weaknesses in our internal control over financial reporting or fail to maintain an effective system of internal control over financial reporting, which may result in misstatements of our financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.
Such material weaknesses could result in the misstatement of a substantial part or substantially all of our accounts or disclosures, which would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.
To prevent such material weaknesses, we actively recruit accounting personnel with appropriate experience, certification, education and training. We are in the process of implementing additional measures and risk assessment procedures designed to improve our disclosure controls and procedures and internal control over financial reporting. We have engaged financial consultants to assist with the implementation of internal controls over financial reporting. To the extent that we are not able to hire and retain such individuals or are unable to successfully design and implement such controls, material weaknesses may not be prevented, identified or remediated and management may be required to record additional adjustments to our financial statements in the future or otherwise not be able to produce timely or accurate financial statements. Remediation efforts are generally time-consuming and require financial and operational resources. If our management concludes that our internal control over financial reporting is not effective, such a determination could adversely affect investor confidence in the Company.
We may ultimately write off goodwill and other intangible assets resulting from business combinations.
Goodwill is initially recorded at fair value and is not amortized but is reviewed at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be fully recoverable. If our estimates of goodwill fair value change, then we may determine that impairment charges are necessary. The determination of whether impairment has occurred takes into consideration a number of factors, including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows and current market data. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we may not realize the value of these intangible assets. If we determine that a material impairment has occurred, then we will be required to write off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. We continuously monitor developments regarding future operating performance of our business, overall economic conditions, market capitalization and any other triggering events or circumstances that may indicate an impairment in the future.
No assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our business, consolidated financial condition and our consolidated results of operations. Furthermore, even though goodwill is a noncash item, significant impairment of goodwill could subject us to regulatory limitations, including the ability to pay dividends on our common stock.
We are dependent on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with customers and adversely affect our business and financial results.
Our success is dependent, to a large degree, upon the continued service and skills of our existing management team and other key employees with long-term customer relationships. Our continued success and growth depend in large part on the efforts of these key personnel and our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees to complement our core senior management team. Our business and growth strategies rely upon our ability to retain employees with experience and business relationships.
Our future success depends in large part on our ability to retain and motivate our existing employees and attract new employees. Competition for the best employees can be intense. The loss of one or more of such key personnel could have an adverse impact on our business because of their skills, knowledge of the market, years of industry experience and the difficulty of finding qualified replacement personnel. If any of these personnel were to leave and compete with the
Company, then our business, financial condition, results of operations and growth could suffer.
We are subject to losses due to fraudulent and negligent acts.
Our banking and mortgage origination businesses expose us to fraud risk from our loan and deposit customers and the parties they do business with, as well as from our employees, contractors and vendors. We rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans to originate and the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or negligently, and the misrepresentation is not detected before funding, then the value of the collateral may be significantly lower than expected, the source of repayment may not exist or may be significantly impaired, or we may fund a loan that we would not have funded or on terms that we would not have extended. While we have underwriting and operational controls in place to help detect and prevent such fraud, no such controls are effective to detect or prevent all fraud. Whether a misrepresentation is made by the applicant, another third party or one of our own employees, we may bear the risk of loss associated with the misrepresentation. We have experienced losses resulting from fraud in the past, including loan, wire transfer, document and check fraud and identity theft. We maintain fraud insurance, but this insurance may not be sufficient to cover all of our losses from any fraudulent acts.
We are subject to legal claims and litigation, including potential securities law liabilities, any of which could have a material adverse effect on our business.
We face legal risks in each aspect of our business, and the volume of legal claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial service companies remains high. These risks often are difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time.
Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects. Further, regulatory inquiries and subpoenas, other requests for information, or testimony in connection with litigation may require incurrence of significant expenses, including fees for legal representation and fees associated with document production.
These costs may be incurred even if we are not a target of the inquiry or a party to the litigation. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Pursuant to ASC 450, “Contingencies,” we accrue an estimated loss contingency liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate our outstanding legal and regulatory proceedings and other matters each quarter to assess our loss contingency accruals, and make adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel.
For claims and legal actions where it is not reasonably possible that a loss may be incurred, or where we are not currently able to estimate the reasonably possible loss or range of loss, we do not establish an accrual. There is no assurance that our accruals for loss contingencies will not need to be adjusted significantly in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not exceed the accruals that we have recorded. The defense or ultimate resolution of these matters could involve significant monetary costs and could have a significant impact on us.
We are subject to employee class action lawsuits or other legal proceedings, which could result in significant expenses and harm our reputation.
We occasionally face lawsuits or other legal actions from current or former employees related to various employment matters, including discrimination, harassment, wrongful termination, wage and hour violations, or other alleged breaches of employment laws or agreements. Such actions, including class action lawsuits, can be costly to defend and may divert management’s attention from business operations. Additionally, the outcome of any such litigation is inherently uncertain, and an unfavorable resolution could result in substantial monetary damages, penalties, or injunctive relief that could materially and adversely affect our financial condition and results of operations. Even if we are successful in defending against such claims, the negative publicity and reputational harm associated with these types of lawsuits could negatively impact our ability to attract and retain talent. Some of these claims and legal actions are not covered by our liability insurance.
We may need to raise additional capital, but additional capital may not be available.
We may need to raise additional capital in the future to support our growth, strategic objectives or to meet regulatory or other internal requirements. Our ability to access the capital markets, if needed, will depend on a number of factors, including our consolidated financial condition, our business prospects and the state of the financial markets. If capital is not available on favorable terms when we need it, then we may have to curtail our growth or certain operations until market conditions become more favorable. Any diminished ability to raise additional capital, if needed, could restrict our ability to grow, require us to take actions that would affect our earnings negatively or otherwise affect our business and our ability to implement our business plan, capital plan and strategic goals adversely. Such events could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.
We face strong competition from other financial institutions and financial service companies, which may adversely affect our operations and financial condition.
We compete with national, regional and community banks within the various markets where we operate. We also face competition from many other types of financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than we do. We also compete with other providers of financial services, such as money market mutual funds, brokerage and investment banking firms, consumer finance companies, pension trusts, governmental organizations and, increasingly, fintech companies, each of which may offer more favorable financing than we are able to provide. In addition, some of our non-bank competitors are not subject to the same extensive regulations that govern us. The banking business in California, Washington, Oregon and Hawaii has remained competitive over the past several years, and we expect the level of competition we face to further increase.
Competition for deposits and in providing lending products and services to consumers and businesses in our market area continues to be competitive and pricing is important.
Other factors encountered in competing for savings deposits are convenient office locations, interest rates and fee structures of products offered. Direct competition for savings deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans is based on factors, such as interest rates, loan origination fees and the range of services offered by the provider. Our profitability depends on our ability to compete effectively in these markets. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition. Our mortgage origination business faces vigorous competition from banks and other financial institutions, including large financial institutions as well as independent mortgage banking companies, commercial banks, savings banks and savings and loan associations. The ability to attract and retain skilled mortgage origination professionals is critical to our mortgage origination business.
Overall, competition among providers of financial products and services continues to increase as technological advances, including the rise of artificial intelligence and automation, have lowered the barriers to entry for financial technology companies, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including online checking, savings and brokerage accounts, online lending, online insurance underwriters, crowdfunding, digital wallets and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. This competition could result in the loss of customer deposits and lower mortgage originations, which could have a material adverse effect on our financial condition and results of operations.
Regulatory restrictions may delay, impede or prohibit our ability to consider certain acquisitions and opportunities.
Acquisitions by financial institutions are subject to approval by a variety of federal and state regulatory agencies.
Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to the Bank Holding
Company Act, the Change in Bank Control Act, the Bank Merger Act, Bank Secrecy Act compliance, Community
Reinvestment Act issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.
We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
Banks are highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements from government agencies, such as the Federal Reserve, the FDIC, the CDFPI and the CFPB which govern almost all aspects of our operations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our common stock.
Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system, not stockholders or other debt holders. These regulations affect our lending practices, capital structure, capital requirements, investment practices, brokerage and investment advisory activities, dividends and growth, among other things. Failure to comply with laws, regulations or policies could result in enforcement actions, money damages, civil money penalties or reputational damage, as well as sanctions and supervisory actions by regulatory agencies that could subject us to significant restrictions on or suspensions of our business and our ability to expand through acquisitions or branching. While we have implemented policies and procedures designed to prevent any such violations of rules and regulations, such violations may occur from time to time, which could have a material adverse effect on our financial condition and results of operations.
Compliance with new laws and regulations has resulted and likely will continue to result in additional costs, which could be significant and may adversely impact our results of operations, financial condition and liquidity. The U.S. Congress, state legislatures and federal and state regulatory agencies frequently revise banking and securities laws, regulations and policies.
Mechanics Bank received a “Satisfactory” CRA rating in connection with its most recent CRA performance evaluation. A
CRA rating of less than “Satisfactory” adversely affects a bank’s ability to establish new branches and impairs a bank’s ability to commence new activities that are “financial in nature” or acquire companies engaged in these activities. Other regulatory exam ratings or findings also may adversely impact our ability to branch, commence new activities or make acquisitions.
We cannot predict whether or in what form any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. These changes become less predictable, yet more likely to occur, following the transition of power from one presidential administration to another, especially as occurred in
2025, when it involves a change in the governing political party. Any such changes could subject our business to additional costs, limit the types of financial services and products that we may offer and increase the ability of non-banks to offer competing financial services and products, among other things.

Our failure to comply with stringent capital requirements could result in regulatory criticism, requirements and restrictions, and we may be subject to more stringent capital requirements in the future.
We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. Our failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities. If we fail to meet the minimum capital guidelines and other regulatory requirements as applicable to us, then we may be restricted in the types of activities that we may conduct, and we may be prohibited from taking certain capital actions. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial condition and results of operations. The application of more stringent capital requirements could, among other things, adversely affect our results of operations and growth, require the raising of additional capital, restrict our ability to pay dividends or repurchase shares and result in regulatory actions if we were to be unable to comply with such requirements.
Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.
The Federal Reserve, FDIC, CFPB and the CDFPI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a regulatory agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in Mechanics Bank’s capital, to restrict Mechanics Bank’s growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate Mechanics Bank’s deposit insurance and place Mechanics Bank into receivership or conservatorship. Any regulatory action against Mechanics Bank could have a material adverse effect on our business, financial condition and results of operations.
We face risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to
Intercept and Obstruct Terrorism Act of 2001, and other laws and regulations require financial institutions to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury
Department’s Office of Foreign Assets Control.
To comply with laws and guidelines in this area, we have dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, we could be required to dedicate additional resources to our anti-money laundering program and could be subject to liabilities, including fines, and regulatory enforcement actions restricting our growth and restrictions on future acquisitions and de novo branching.
Mechanics Bancorp primarily relies on dividends from Mechanics Bank, which may be limited by applicable laws and regulations.
Mechanics Bancorp is a separate legal entity from Mechanics Bank, which is the primary source of funds available to
Mechanics Bancorp to service its debt, fund its operations, pay dividends to shareholders, repurchase shares and otherwise satisfy its obligations. The availability of dividends from Mechanics Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a “well capitalized” position at Mechanics Bank, as well as by our policy of retaining a significant portion of our earnings to support Mechanics Bank’s operations. Under California law, Mechanics
Bank, or any majority owned subsidiary of Mechanics Bank, generally may not declare a cash dividend on its capital stock in an amount that exceeds the lesser of the retained earnings of Mechanics Bank or the net income of Mechanics Bank in the last three fiscal years, less the amount of any distributions made by Mechanics Bank or any majority owned subsidiary of Mechanics Bank to shareholders of Mechanics Bank. In addition, federal bank regulatory agencies have the authority to prohibit Mechanics Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends or other transfers of funds to Mechanics Bancorp, depending on the financial condition of Mechanics Bank, could be deemed an unsafe or unsound practice.

If Mechanics Bank cannot pay dividends to Mechanics Bancorp, Mechanics Bancorp may be limited in its ability to service its debt, fund its operations, repurchase shares and pay dividends to its shareholders.
Market conditions or Company-specific issues may restrict our ability to raise debt or capital to pay off our debts upon maturity.
We may have to raise debt or capital to pay off our debts upon maturity. We may not be able to raise debt or capital at the time when we need it, or on terms that are acceptable to us, especially if capital markets are constrained, if our financial performance weakens, or if we need to do so at a time when many other financial institutions are competing for debt and capital from investors in response to changing economic conditions. An inability to raise additional debt or capital on acceptable terms when needed could have a material adverse effect on our business, results of operations and capital position. In addition, any capital raising alternatives could dilute the value of our outstanding common stock held by our existing shareholders and may adversely affect the market price of our common stock.
Our level of indebtedness following the completion of the Merger could adversely affect our ability to raise additional capital or to meet our obligations.
Upon the closing of the Merger, Mechanics Bancorp assumed or continued to be responsible for the outstanding indebtedness of both the Company and legacy Mechanics Bank. Our debt, together with any future incurrence of additional indebtedness, could have important consequences to our creditors and shareholders. For example, it could:
•limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•restrict us from paying dividends to our shareholders;
•increase our vulnerability to general economic and industry conditions; and
•require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use cash flows to fund our operations, capital expenditures and future business opportunities.
Risks Related to Our Technology Infrastructure
Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.
We rely heavily on communications and information systems to conduct our business and maintain the security of confidential information and complex transactions, which subjects us to an increasing risk of cyber incidents, threats of cyberattacks from these activities, due to a combination of new technologies and the increasing use of the Internet to conduct financial transactions, and the potential failure, interruption or breach in the security of these systems, including those that could result from attacks or planned changes, upgrades and maintenance of these systems. Such cyber incidents could result in, and have in the past resulted in, failures or disruptions in our customer relationship management, securities trading, general ledger, deposits, computer systems, electronic underwriting servicing or loan origination systems, or the unauthorized disclosure of confidential and non-public information maintained within our systems. We also utilize relationships with third parties to aid in a significant portion of our information systems, communications, data management and transaction processing. These third parties with which we do business may also be sources of cybersecurity or other technological risks, including operational errors, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property, and have experienced cyberattacks. Evolving technologies and the increased use of artificial intelligence and automation by third parties further increase the risk of cyberattacks and threats of cyberattacks against us or those third parties that we depend upon. If our third-party service providers encounter any of these issues, then we could be exposed to disruption of service, reputation damages, and litigation risk, any of which could have a material adverse effect on our business.
In 2023, a third-party vendor of ours confirmed that data specific to our customers was likely obtained in a security incident targeting the vendor’s instance of a secure file transfer program. As a result of this, an unauthorized party likely obtained information in the vendor’s possession about our employees and customers. Affected individuals were notified by the applicable vendors. Given the widespread use of such secure file transfer program, additional vendors of ours may have been impacted. We have incurred, and may continue to incur, expenses related to this incident, and we remain subject to risks and uncertainties as a result of the incident, including litigation and additional regulatory scrutiny, and we continue to monitor potential impacts and respond to regulatory, customer, and other inquiries as they arise.
The continued occurrence of cybersecurity incidents and threats thereof across a range of industries has resulted in increased legislative and regulatory scrutiny over cybersecurity and calls for additional data privacy laws and regulations at both the state and federal levels. For example, in 2018, the State of California adopted the California Consumer Privacy
Act of 2018, as amended by the California Privacy Rights Act in 2023, which imposes requirements on companies operating in California and provides consumers with a private right of action if covered companies suffer a data breach related to their failure to implement reasonable security measures. There have been ongoing discussions and proposals in the U.S. Congress with respect to new federal data privacy and security laws to which we would become subject if enacted.
These upcoming and evolving laws and regulations could result in increased operating expenses or increase our exposure to the risk of litigation or regulatory inquiries or proceedings.
Although we devote significant resources to maintain and regularly upgrade our systems and networks to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Our computer systems, software and networks may be adversely affected by cyber incidents such as: unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyberattacks; and other events. In addition, our protective measures may not promptly detect intrusions, and we may experience losses or incur costs or other damage related to intrusions that go undetected or go undetected for significant periods of time, at levels that adversely affect our financial results or reputation. Further, because the methods used to cause cyberattacks change frequently, or in some cases cannot be recognized until launched, we may be unable to implement preventative measures or proactively address these methods until they are discovered.
Cyber threats have derived or may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Additional challenges are posed by external extremist parties, including foreign state actors, in some circumstances, as a means to promote political ends. If one or more of these events occurs, then it could result in the disclosure of confidential client or customer information, damage to our reputation with our clients, customers and the market, customer dissatisfaction, additional costs, such as repairing systems or adding new personnel or protection technologies, regulatory penalties, fines, remediation costs, exposure to litigation and other financial losses to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.
We continue to evaluate our cybersecurity program and will consider incorporating new practices as necessary to meet the expectations of regulatory agencies in light of such cybersecurity guidance and regulatory actions and settlements for cybersecurity-related failures and violations by other industry participants. Such procedures include management-level engagement and corporate governance, risk management and assessment, technical controls, incident response planning, vulnerability testing, vendor management, intrusion detection monitoring, patch management and staff training. Even if we implement these procedures, however, we cannot assure you that it will be fully protected from a cybersecurity incident, the occurrence of which could adversely affect our reputation and financial condition.
The financial services industry is characterized by rapid technological change, and if we fail to keep pace, our business may suffer.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including increased usage of artificial intelligence and automation. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively or timely implement new technology-driven products and services or be successful in marketing these products and services to our customers and clients. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse impact on our business, financial condition, results of operations or cash flows.
We are heavily reliant on technology, and a failure to effectively implement new technological solutions or enhancements to existing systems or platforms could adversely affect our business operations and the financial results of our operations.
We significantly depend on technology to deliver our products and services and to otherwise conduct business. To remain technologically competitive and operationally efficient, we have either begun significant investment in or have plans to invest in new technological solutions, substantial core system upgrades and other technology enhancements. Many of these solutions and enhancements have a significant duration, include phased implementation schedules, are tied to critical systems, and require substantial internal and external resources for design and implementation. Such external resources may be relied upon to provide expertise and support to help implement, maintain and/or service certain of our core technology solutions.
Although we have taken steps to mitigate the risks and uncertainties associated with these solutions and initiatives, we may encounter significant adverse developments in the completion and implementation of these initiatives. These may include significant time delays, cost overruns, loss of key personnel, technological problems, processing failures, distraction of management and other adverse developments. Further, our ability to maintain an adequate control environment may be impacted.
The ultimate effect of any adverse development could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could materially affect us, including our control environment, operating efficiency, and results of operations.
The development and use of artificial intelligence presents risk and challenges that may adversely impact our business.
We use artificial intelligence on a limited basis. The use of artificial intelligence may result in reputational harm or liability, or could otherwise adversely affect our business. Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into our products and services or those developed by our third-party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Artificial intelligence algorithms may be flawed. Datasets may contain biased information or otherwise be insufficient; and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses that products incorporating artificial intelligence assist in producing for us or our third-party partners are deficient, biased or inaccurate, we could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If we or our third-party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, we may experience competitive harm, potential legal liability and brand or reputational harm. In addition, we expect that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of our products and services and those developed by our third-party partners.
We depend on our computer and communications systems and an interruption in service would negatively affect our business.
Our businesses rely on electronic data processing and communications systems. The effective use of technology allows us to better serve customers and clients, increases efficiency and reduces costs. The continued success of the Company will depend, in part, upon our ability to successfully maintain, secure and upgrade the capability of our systems, our ability to address the needs of our clients by using technology to provide products and services that satisfy their demands and our ability to retain skilled information technology employees. Significant malfunctions or failures of our computer systems, computer security, software or any other systems (e.g., record retention and data processing functions performed by third parties, and third-party software, such as Internet browsers), could cause delays in customer activity. Such delays could cause substantial losses for customers and could subject us to claims from customers for losses, including litigation claiming fraud or negligence. In addition, if our computer and communications systems fail to operate properly, regulations would restrict our ability to conduct business. Any such failure could prevent us from collecting funds relating to customer and client transactions, which would materially impact our cash flows. Any computer or communications system failure or decrease in computer system performance that causes interruptions in our operations could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We are subject to certain risks in connection with our data management or aggregation.
We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and decision-making. Deficiencies in how data is acquired, validated, stored, protected, or processed, as well as the manual nature of many of our data management and aggregation processes, could lead to human error or system failures. Inaccurate, incomplete, or delayed data could limit our ability to identify, measure, and manage current and emerging risks, impair management decision-making, and hinder our ability to respond to changing business conditions. These shortcomings could also adversely affect our financial reporting, regulatory compliance, operational efficiency, and strategic initiatives. Any of these outcomes could materially and adversely affect our business, financial condition, results of operations, and growth prospects.
Risks Related to Our Common Stock
Ford Financial Funds and their controlled affiliates control approximately 77% of the voting power of Mechanics
Bancorp and have the ability to elect all of our directors and control most other matters submitted to our shareholders for approval.
Ford Financial Funds and their controlled affiliates control approximately 77% of the voting power of Mechanics Bancorp.
Through their indirect ownership of a majority of Mechanics Bancorp’s voting power and the provisions set forth in our amended and restated articles of incorporation and our amended and restated bylaws, Ford Financial Funds and their affiliates have the ability to elect all of our directors. Further, Ford Financial Funds and their affiliates have the ability to control most other matters submitted to shareholders for approval, including changes in capital structure, transactions requiring stockholder approval under Washington law or Nasdaq rules and corporate governance. Ford Financial Funds and their affiliates may have different interests than other holders of our common stock and may make decisions adverse to such holders’ interests.
Among other things, Ford Financial Funds and their affiliates’ control could delay, defer, or prevent a sale of Mechanics
Bancorp that our other shareholders support, or, conversely, this control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could discourage a potential investor from seeking to acquire our common stock and, as a result, might harm the market price of our common stock. The holders of our common stock also do not have the same protections afforded to stockholders of companies that are subject to all of the requirements of the Nasdaq Corporate Governance Rules.
We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, we qualify for, and rely on, exemptions from certain corporate governance standards.
Ford Financial Funds and their affiliates control approximately 77% of the voting power of Mechanics Bancorp. We are therefore a “controlled company” for purposes of the Nasdaq Listing Rules and qualify for, and rely on, exemptions from certain governance standards that would otherwise be applicable to us.
Under Nasdaq Listing Rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements that would otherwise require us to have: (i) a nominating committee comprised solely of independent directors or select or recommend director nominees by a majority of the independent directors and (ii) a compensation committee comprised solely of independent directors. We do, however, have an audit committee that is composed entirely of independent directors.
Future sales of shares by existing shareholders could cause our stock price to decline.
If existing Mechanics Bancorp shareholders sell, or indicate an intention to sell, substantial amounts of our stock in the public market, then the trading price of our stock could decline. Prior to the Merger, legacy Mechanics Bank was a private company, and, as a result of the Merger, many former Mechanics Bank shareholders now have the ability to freely trade their shares of our common stock in the public markets. Based on shares outstanding as of March 9, 2026, (without accounting for any equity awards of Mechanics Bancorp), Mechanics Bancorp has outstanding a total of approximately 220 million shares of Class A common stock outstanding. Of these shares, only approximately 59.7 million shares of our common stock are currently freely tradable, without restriction, in the public market (assuming each share of Class B common stock of Mechanics has converted into ten shares of Class A common stock of Mechanics).
Upon the registration of the shares held by the Ford Financial Funds and their affiliates, approximately 171.8 million additional shares of Mechanics Bancorp’s common stock will become eligible for sale in the public market pursuant to such registration. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We rely on certain entities affiliated with the Ford Financial Funds for services, and certain of our directors and officers are employed by entities affiliated with the Ford Financial Funds.
Mechanics Bank is a party to a Bank Services Agreement (“Mechanics Bank Services Agreement”) with GJF Financial
Management II, LLC (“GJF Management”), an affiliate of Gerald J. Ford, a former director and now director emeritus of
Mechanics Bank. GJF Management serves as the management company to the Ford Financial Funds, which collectively beneficially own, directly or indirectly, approximately 77% of our voting common stock. Pursuant to the Mechanics Bank
Services Agreement, GJF Management and individuals from GJF Management provide certain services to Mechanics
Bank, including, among other things, executive oversight, accounting, tax, investment management, legal, regulatory, strategic planning, capital management, budgeting and other oversight. The services and value of services, inclusive of administrative costs, are evaluated annually to ensure compliance with applicable regulations. These services are provided to Mechanics Bank at a cost up to $10.0 million annually (pro rata for any partial years). Either party may terminate this agreement upon thirty days’ prior notice to the other. There may be disruption to our business and operations if such services were to be terminated or if our relationship with GJF Management or the Ford Financial Funds were to change.
Further, Mr. Webb, Executive Chairman of Mechanics Bancorp, and Mr. Johnson, our current President and Chief
Executive Officer, are both employed by GJF Management. Additionally, Mr. Russell, a director of Mechanics Bancorp and former interim Chief Executive Officer of Mechanics Bank, is employed by an affiliate of Mr. Ford. There may be disruption to our business and operations if such personnel were no longer involved with us.
As a “smaller reporting company, we have reduced disclosure requirements that may make our common stock less attractive to investors.
Under Rule 12b-2 of the Exchange Act, a “smaller reporting company” is a company that is not an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. For as long as we continue to be a smaller reporting company, we expect we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in SEC filings as a result of our scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.
Certain of our shareholders have registration rights, the exercise of which could adversely affect the trading price of our common stock.
In connection with the Merger, we entered into a registration rights agreement with legacy Mechanics Bank and certain key shareholders of legacy Mechanics Bank. In the registration rights agreement, we granted certain key shareholders of legacy
Mechanics Bank demand registration rights, shelf takedown rights and piggyback registration rights with respect to shares of Mechanics Bancorp common stock such key shareholders now own as a result of the Merger, in each case, subject to certain minimum and maximum thresholds and other customary limitations. The existence and potential or actual exercise of such rights, and the perception that a large number of shares will be publicly sold in the market, could adversely impact the trading price of our common stock, have the effect of increasing the volatility in the trading price of our common stock and impact our ability to engage in capital market transactions or the price at which we are able to offer or sell our common stock.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.CYBERSECURITY
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks;
intellectual property theft; data compromise, fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks.
We maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to and remediate cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
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
•having an incident response process that helps us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident;
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
These approaches vary in maturity across the business enterprise and we work to continually improve them.
Our process for identifying and assessing material risks from cybersecurity threats is integrated into our broader overall risk assessment process, covering all Company risks, including periodic risk reporting, risk assessment activities, and escalation protocols aligned with our enterprise risk governance framework. As part of this process, appropriate disclosure personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations, and we consider a range of factors that may be relevant to materiality, including the nature and scope of the incident or risk, potential operational disruption, customer impact, regulatory or legal exposure, financial loss, and reputational harm. As part of the above approach and processes, we regularly engage with assessors, consultants, auditors, and other third parties, to review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance.
We oversee cybersecurity risks associated with third-party service providers through risk-based vendor tiering, pre-
engagement due diligence, review of independent assurance reports where appropriate, contractual security requirements
(including incident notification provisions), and periodic reassessments for higher-risk vendors.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Risks Related to Our Technology Infrastructure”
included as part of our risk factor disclosures in Item 1A. of this Form 10-K.
We do not currently believe that any current cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, Mechanics, including its business strategy, results of operations or financial condition.
Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management. Our Board Risk Committee (“BRC”) is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the BRC receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-
determined risk-mitigation-related goals, our incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the BRC generally receives materials including a cybersecurity scorecard and other materials indicating current and emerging cybersecurity threat risks, describing the Company’s ability to mitigate those risks, and discussing such matters with our Chief
Information Security Officer, Chief Operating Officer and Chief Information Officer. Members of the BRC are also encouraged to engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks may also be considered during separate Board meeting discussions. Lastly, management engages external cyber security experts, as needed, leveraging their expertise as part of our ongoing effort to evaluate and enhance our cybersecurity program. They help with cyber defense capabilities and transformation designed to mitigate associated threats, reduce risk, enhance our cybersecurity posture, and meet the Company's evolving needs.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our
Chief Information Security Officer, Chief Information Officer, and our management technology steering committee. Such individuals have collectively over 30 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs, as well as several relevant certifications, including Certified Information Security Manager, Cisco Certified Network Administrator-
Security, CompTIA Secure Infrastructure Specialist, and many others.
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
These processes are designed to support timely evaluation, escalation, and, where required, public disclosure.
ITEM 2.PROPERTIES
We own 91% of our principal corporate office, which is located at 1111 Civic Drive, Walnut Creek, CA 94596. This building provides sufficient space to conduct the management of our business. As of December 31, 2025, we operated in
166 retail deposit branches throughout California, Washington, Oregon and Hawaii. We also operated in 18 facilities for the purpose of administrative and other functions in addition to our principal corporate office, including corporate offices in
Seattle, Washington, Irvine, California and Roseville, California, and other administrative and support facilities located primarily in California and Washington. Other than our principal corporate office, we own 45 retail deposit branches, 50%
of a retail branch through a joint venture, one operations support facility and one administrative office. All other locations are leased.

ITEM 3.LEGAL PROCEEDINGS
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
However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any matter could be material to our business, consolidated financial position, results of operations or cash flows for any particular reporting period of occurrence. Refer to Note 15, “Commitments and Contingencies—Legal Contingencies” in Item 8. of
the accompanying consolidated financial statements for additional information about such estimates.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “MCHB.” Our Class B common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock.
As of March 9, 2026, there were 2,108 shareholders of record of our Class A common stock and one shareholder of record of our Class B common stock.
Dividends
In the fourth quarter of 2025, the Company paid a cash dividend of $0.21 per share of Class A common stock and $2.10 per share of Class B common stock and on February 25, 2026, we declared a cash dividend of $0.40 per Class A common share and $4.00 per Class B common share, payable on March 19, 2026 to shareholders of record as of the close of business on March 9, 2026. The Company did not pay cash dividends in the first three quarters of 2025. The Company anticipates continuing a regular quarterly cash dividend; however, we have no obligation to pay dividends, and we may change our dividend policy at any time without notice to our shareholders. Our ability to pay dividends to shareholders is dependent on many factors, including the Bank’s ability to pay dividends to the Company, financial condition, results of operations, capital needs and other factors. For information on the statutory and regulatory limitations on the ability of the
Company to pay dividends to our stockholders and on Mechanics Bank to pay dividends to the Company, see “Item 1.
Business—Regulation and Supervision—Regulation and Supervision of Mechanics Bancorp—Dividends” and “—
Regulation and Supervision of Mechanics Bank—Dividends.”
ITEM 6. RESERVED

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. This Annual
Report contains forward-looking statements that involve risks and uncertainties, including those described in the section entitled “Forward-Looking Statements.” There are a number of important risks and uncertainties that could cause our actual results to differ materially from those discussed in these forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors”
under Part I, Item 1A. of this Annual Report, and those discussed in our other disclosures and filings.
Overview
Mechanics Bancorp is a financial holding company and primarily operates through 121-year-old Mechanics Bank, a full-
service community bank with 166 branches throughout California, Washington, Oregon and Hawaii. Following the
strategic Merger of HomeStreet Bank with and into Mechanics Bank on September 2, 2025, with Mechanics Bank surviving the Merger as a wholly owned subsidiary of the Company, the assets, liabilities and operations of HomeStreet
Bank became the assets, liabilities and operations of Mechanics Bank. Headquartered in Walnut Creek, California,
Mechanics Bank provides a wide range of products and services in consumer and business banking, commercial lending, cash management services, private banking, and comprehensive wealth management and trust services.
Other Recent Developments
Presentation of Results - HomeStreet Bank Merger
On September 2, 2025, we completed the Merger of HomeStreet Bank, the wholly-owned subsidiary of Mechanics
Bancorp (formerly known as “HomeStreet, Inc.”) with and into Mechanics Bank, with Mechanics Bank as the surviving bank. Mechanics Bank is the accounting acquirer (“legal acquiree”), HomeStreet Bank is the accounting acquiree and
Mechanics Bancorp is the legal acquirer. In this Annual Report on Form 10-K, our financial results for all periods ended prior to September 2, 2025 reflect Mechanics Bank’s historical financial results on a standalone basis. In addition, our reported financial results for 2025 reflect Mechanics Bank’s financial results on a standalone basis until the closing of the
Merger on September 2, 2025 and results of the combined company from September 2, 2025 through December 31, 2025.
The number of shares issued and outstanding, earnings per share, and all references to share quantities or metrics of
Mechanics Bancorp have been retrospectively restated to reflect the equivalent number of shares issued in the Merger since the Merger was accounted for as a reverse acquisition. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger as of September 2, 2025 at their acquisition date fair values. The estimates of fair value were recorded based on initial valuations at the Merger date. These estimates are considered preliminary as of December 31, 2025, are subject to change for up to one year after the Merger date, and any changes could be material.
Unless we state otherwise or the content otherwise requires, references in this Annual Report on Form 10-K to
“Mechanics,” “we,” “our,” “us” or the “Company” refer collectively to Mechanics Bancorp, Mechanics Bank (the “Bank”)
and other direct and indirect subsidiaries of Mechanics Bancorp, following completion of the Merger. In some instances, we refer to Mechanics Bank prior to the effective time of the Merger as “legacy Mechanics Bank,” HomeStreet Bank prior to the effective time of the Merger as “legacy HomeStreet Bank,” and HomeStreet, Inc. prior to the effective time of the
Merger as “legacy HomeStreet, Inc.”
Asset Sale
On December 3, 2025, Mechanics Bank and Fifth Third Bank, National Association (“Fifth Third”), a wholly-owned, indirect subsidiary of Fifth Third Bancorp, entered into an asset purchase agreement (the “Agreement”), pursuant to and subject to the terms and conditions of which Mechanics Bank has agreed to sell, and Fifth Third has agreed to purchase,
Mechanics Bank’s Fannie Mae Delegated Underwriting and Servicing (“DUS”) business line (the “Transaction”), which was acquired in the HomeStreet acquisition, for cash consideration. In connection with the Agreement, Fifth Third will acquire the DUS servicing portfolio, including the DUS multifamily mortgage servicing rights. The aggregate purchase price in the Transaction is approximately $130 million, subject to adjustment for changes in the fair value at closing of the
DUS multifamily mortgage servicing rights being transferred in connection with the Transaction.
The closing of the Transaction is subject to customary closing conditions, including (a) approval of the Transaction by
Fannie Mae and other regulatory approvals to the extent applicable, (b) the absence of any order, injunction, decree or law making the Transaction illegal or otherwise preventing the consummation of the Transaction, (c) the accuracy of each party’s representations and warranties as of the closing date, subject to materiality qualifications, and (d) each party’s performance of its covenants under the Agreement in all material respects. The sale is expected to close in the first or second quarter of 2026.
Critical Accounting Estimates
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, these changes could have a material adverse effect on the carrying value of assets and liabilities and on our results of operations. As a result of the
Merger, the Company updated critical accounting estimates. Management believes the ACL policy and estimate, the valuation of single family MSRs and business combinations estimates are important to the portrayal of the Company’s financial condition and results of operations and requires difficult, subjective, or complex judgments and, therefore, management considers the following to be critical accounting estimates.
ACL
The Company utilizes a blend of economic forecast scenarios from Moody’s Analytics, specifically, the baseline, upside
(“S1”), and downside (“S3”) scenarios, as key inputs in estimating our ACL. These scenarios are refreshed quarterly and provide forward-looking assumptions on key macroeconomic indicators such as Gross Domestic Product (“GDP”) growth, unemployment rates, commercial real estate conditions, interest rates and other market risk factors. Within this framework, our current expected credit loss models generate PD and LGD at the individual loan or pooled segment level. These components are modeled using borrower characteristics, loan terms, and scenario-specific economic conditions. The product of PD and LGD results in the expected credit loss for each instrument, which aggregates into the Bank’s total
ACL. In addition to model-driven outputs, we incorporate qualitative adjustments where management determines other considerations may be warranted. These adjustments consider factors not fully captured in the models and are reassessed regularly to ensure reserves remain appropriate. Changes in the Company’s assumptions and economic forecasts could significantly affect its estimate of expected credit losses, which could potentially lead to significant changes in the estimate from one reporting period to the next.
MSRs
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
Management uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for PCD loans and PSL is recognized within acquisition accounting. Fair value adjustments are amortized or accreted into the statement of operations over the estimated life of the acquired assets or assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill or bargain purchase gain recognized in connection with the acquisition. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations.
The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. In addition, the Company engages third-party specialists to assist in the development of fair values. Preliminary estimates of fair values may be adjusted for up to one year after the date of acquisition, and any changes could be material. Additional information may be obtained during the measurement period about facts and circumstances that existed as of the effective time of the acquisition that, if known, would have affected the measurement of the amounts recognized as of that date.
Adjustments recorded during the measurement period are recognized in the reporting period they are identified.
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

Summary Financial Data

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2025	2024
Select income statement data:
Net interest income	$585,718	$519,169
Provision (reversal of provision) for credit losses on loans	20,503	(1,559)
Provision (reversal of provision) for credit losses on unfunded lending commitments	(987)	52
Noninterest income (loss)	222,905	(139,120)
Noninterest expense	469,557	345,859
Net income before income tax expense	319,550	35,697
Net income	265,739	28,999

Basic earnings per share:
Class A common stock	$1.22	$0.14
Class B common stock	$12.03	$1.37
Diluted earnings per share:
Class A common stock	$1.22	$0.14
Class B common stock	$12.03	$1.37
Basic weighted-average shares outstanding:
Class A common stock	207,512,468	200,878,747
Class B common stock	1,114,448	1,114,448
Diluted weighted-average shares outstanding:
Class A common stock	207,617,154	200,938,167
Class B common stock	1,114,448	1,114,448

Select performance ratios:
Return on average equity	10.57%	1.29%
Return on average tangible equity (1)	17.37%	2.83%
Return on average assets	1.44%	0.17%
Efficiency ratio	58.1%	91.0%
Efficiency ratio (non-GAAP) (1)	55.9%	87.5%
Net interest margin	3.43%	3.31%
(1)Return on average tangible equity, efficiency ratio (excluding the impact of intangible amortization), tangible book value per share, and tangible common equity ratio are non-GAAP financial measures. For a reconciliation of these measures to the comparable GAAP financial measure or the computation of the measure, see “Non-GAAP Financial Measures and Reconciliations.”

	December 31,
(dollars in thousands, except per share amounts)	2025	2024

Selected balance sheet data:
Loans held for sale	$5,967	$543
Loans held for investment	14,176,936	9,643,497
Allowance for credit losses on loans	(153,319)	(88,558)
Investment securities	5,379,535	4,505,745
Total assets	22,351,475	16,490,112
Total deposits	19,024,997	13,941,804
Total long-term debt	192,014	—
Total shareholders’ equity	2,862,375	2,301,868
Other data:
Book value per share	$12.93	$11.40
Tangible book value per share (1)	$7.81	$6.70
Common equity ratio	12.81%	13.96%
Tangible common equity ratio (1)	8.48%	9.10%
Loans to deposits ratio	74.52%	69.17%
Full time equivalent employees	1,921	1,439
Credit quality:
Nonaccrual loans	$42,863	$10,693
Nonperforming assets to total assets	0.23%	0.16%
ACL to total loans	1.08%	0.92%
ACL to nonaccrual loans	357.70%	828.22%
Nonaccrual loans to total loans	0.30%	0.11%
Nonperforming assets	$51,796	$26,504
Regulatory capital ratios:(2)
Mechanics Bancorp:
Tier 1 leverage capital	8.65%	n/a
Common equity Tier 1 capital	14.09%	n/a
Tier 1 risk-based capital	14.09%	n/a
Total risk based capital	16.27%	n/a
Mechanics Bank:
Tier 1 leverage capital	9.58%	9.66%
Common equity Tier 1 capital	15.59%	16.14%
Tier 1 risk-based capital	15.59%	16.14%
Total risk based capital	16.81%	17.14%
(1)Return on average tangible equity, efficiency ratio (excluding the impact of intangible amortization), tangible book value per share, and tangible common equity ratio are non-GAAP financial measures. For a reconciliation of these measures to the comparable GAAP financial measure or the computation of the measure, see “Non-GAAP Financial Measures and Reconciliations.”
(2)On September 2, 2025, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the Merger and becoming a wholly-owned subsidiary of Mechanics Bancorp. As a result, for December 31, 2024, regulatory capital ratios are only presented for Mechanics
Bank.

Management’s Overview of Financial Performance
2025 Compared to 2024
General: Our net income and income before taxes were $265.7 million and $319.6 million, respectively, for 2025 as compared to a net income and net income before taxes of $29.0 million and $35.7 million, respectively, for 2024. The
$283.9 million increase in income before taxes compared to 2024 was primarily due to an increase in noninterest income due to the bargain purchase gain of $145.5 million from the HomeStreet merger in 2025 and the $207.2 million loss on the sale of lower yielding AFS investment securities as part of a balance sheet restructure in 2024. The increases were partially offset by an increase in provision for credit losses and an increase in noninterest expense primarily due to acquisition and integration related costs from the HomeStreet merger of $73.4 million.
Income Taxes: Our effective tax rate for 2025 was 16.8% as compared to 18.8% for 2024 and our federal statutory rate was
21.0%. The $145.5 million bargain purchase gain was the primary reason for the low effective tax rate in 2025.
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

	Year Ended December 31,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Cash and cash equivalents	$1,270,348	$51,975	4.09%	$1,377,338	$69,662	5.06%
Investment securities	4,615,697	179,393	3.89%	4,016,215	131,810	3.28%
Loans (1)	11,063,647	572,272	5.17%	10,177,692	528,514	5.19%
FHLB stock and other investments	118,599	8,124	6.85%	101,598	5,732	5.64%
Total interest-earning assets	17,068,291	811,764	4.76%	15,672,843	735,718	4.69%
Noninterest-earning assets	1,426,002			1,330,445
Total assets	$18,494,293			$17,003,288
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$1,505,484	$6,354	0.42%	$1,474,428	$9,177	0.62%
Money market and savings	6,660,081	162,114	2.43%	5,835,061	151,689	2.60%
Certificates of deposit	1,693,105	51,150	3.02%	1,021,679	28,392	2.78%
Total	9,858,670	219,618	2.23%	8,331,168	189,258	2.27%
Borrowings:
Borrowings	2,760	124	4.48%	553,284	26,429	4.78%
Long-term debt	63,976	6,304	9.85%	15,809	862	5.45%
Total interest-bearing liabilities	9,925,406	226,046	2.28%	8,900,261	216,549	2.43%
Noninterest-bearing liabilities:
Demand deposits (2)	5,817,264			5,640,938
Other liabilities	236,997			206,823
Total liabilities	15,979,667			14,748,022
Shareholders’ equity	2,514,626			2,255,266
Total liabilities and shareholders’ equity	$18,494,293			$17,003,288
Net interest income		$585,718			$519,169
Net interest spread			2.48%			2.26%
Net interest margin			3.43%			3.31%
(1)Includes loans held for sale.
(2)Cost of deposits including noninterest-bearing deposits, was 1.40% and 1.35% for 2025 and 2024, respectively.

Rate and Volume Analysis
The following table presents the extent to which changes in interest rates and changes in the volume of our interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense. Information is provided in each category with respect to: (1) changes attributable to changes in rate, (2) changes attributable to changes in volume and
(3) changes attributable to both rate and volume (which have been allocated proportionally between the rate and volume variances).

	2025 vs. 2024
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume

Assets:
Interest-earning assets:
Cash and cash equivalents	$(12,574)	$(5,113)	$(17,687)
Investment securities	26,286	21,297	47,583
Loans (1)	(2,077)	45,835	43,758
FHLB stock and other investments	1,344	1,048	2,392
Total interest-earning assets	12,979	63,067	76,046
Interest-bearing liabilities:
Deposits:
Demand deposits	(3,012)	189	(2,823)
Money market and savings	(10,081)	20,506	10,425
Certificates of deposit	2,664	20,094	22,758
Total interest-bearing deposits	(10,429)	40,789	30,360
Borrowings:
Borrowings	(1,539)	(24,766)	(26,305)
Long-term debt	1,140	4,302	5,442
Total interest-bearing liabilities	(10,828)	20,325	9,497
Total changes in net interest income	$23,807	$42,742	$66,549
(1)Includes loans held for sale.
Net interest income in 2025 increased $66.5 million as compared to 2024 due primarily to an increase in net interest margin from 3.31% in 2024 to 3.43% in 2025, and as a result of the HomeStreet merger. The increase in net interest margin is primarily due to a 15 basis point reduction in the rates paid on interest-bearing liabilities and a 7 basis point increase on interest-earning asset yields. The decrease in rates paid on interest-bearing liabilities was primarily driven by the payoff of the Company’s $750 million of BTFP borrowings in 2024 and the decrease in rates paid on deposits after the Federal
Reserve cut federal funds rates in 2025, partially offset by higher borrowing costs on acquired debt from the HomeStreet merger. The increase in earning asset yields was primarily driven by investment securities and loans acquired in the
HomeStreet merger, as well as higher yields on investment securities purchases in 2025.
Provision for Credit Losses on Loans: The provision for credit losses for loans and unfunded commitments was $19.5 million in 2025, compared to a $1.5 million reversal of provision in 2024. The increase in provision for 2025 was primarily driven by future economic scenario assumptions and increased concentration risk due to the acquisition of HomeStreet.

Noninterest income (loss) consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024

Noninterest income (loss)
Service charges on deposit accounts	$23,221	$23,650
Trust fees and commissions	13,017	12,319
ATM network fee income	13,490	12,158
Loan servicing income	2,898	968
Net gain (loss) on sales and calls of investment securities	4,568	(207,203)
Income from bank-owned life insurance	4,848	2,600
Bargain purchase gain	145,460	—
Other	15,403	16,388
Total noninterest income (loss)	$222,905	$(139,120)
Loan servicing income, a component of noninterest income, consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024

Single family servicing income, net:
Servicing fees and other	$4,290	$968
Changes in fair value of single family MSRs - other (1)	(2,112)	—
Net	2,178	968
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	(388)	—
Net gain from economic hedging (3)	427	—
Subtotal	39	—
Single family servicing income	2,217	968

Commercial loan servicing income:
Servicing fees and other	3,309	—
Amortization of capitalized MSRs	(2,628)	—
Subtotal	681	—
Total loan servicing income	$2,898	$968
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
Noninterest income for 2025 increased from 2024 primarily due to the bargain purchase gain of $145.5 million from the
HomeStreet merger in 2025 and the $207.2 million loss on the sale of lower yielding AFS investment securities as part of a balance sheet restructure in 2024.

Noninterest Expense consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024

Noninterest expense
Salaries and employee benefits	$219,319	$191,173
Occupancy	37,842	32,313
Equipment	29,271	23,414
Professional services	23,199	21,374
FDIC assessments and regulatory fees	8,999	14,625
Amortization of intangible assets	17,134	13,447
Data processing	11,741	8,901
Loan related	13,038	6,975
Marketing and advertising	3,131	3,269
Other real estate owned related	2,464	2,505
Acquisition and integration costs	73,365	—
Other	30,054	27,863
Total noninterest expense	$469,557	$345,859
Noninterest expense increased $123.7 million for 2025 compared to 2024 primarily due to acquisition and integration related costs of $73.4 million, increases in salaries and employee benefits expense, and four months of legacy HomeStreet operating expenses after the Merger.
Financial Condition-December 31, 2025 compared to December 31, 2024
During 2025, total assets increased $5.9 billion, total liabilities increased $5.3 billion and shareholders’ equity increased
$560.5 million.
Investment Securities
Trading securities totaled $49.5 million at December 31, 2025 and were acquired in the HomeStreet merger. Securities held-to-maturity decreased by $103.9 million due to maturities and calls during 2025 and totaled $1.3 billion at
December 31, 2025. Securities available-for-sale increased by $928.1 million during 2025 to $4.0 billion at December 31,
2025. The net increase in investment securities was primarily due to the securities acquired in the HomeStreet merger, offset by the sale of $925.8 million of securities in the second quarter of 2025 to generate liquidity for the Merger.
Loans
Total loans at December 31, 2025 were $14.2 billion, up $4.5 billion from $9.6 billion at December 31, 2024, due primarily to the addition of $5.6 billion of legacy HomeStreet Bank loans recorded at fair value, offset by run-off in our auto loan portfolio of $805.9 million.
Deposits
Total deposits increased by $5.1 billion during 2025 to $19.0 billion at December 31, 2025 from $13.9 billion at
December 31, 2024, due primarily to balances acquired in the Merger.
Noninterest-bearing accounts totaled $6.7 billion and represented 35% of total deposits at December 31, 2025, compared to
$5.6 billion, or 40% of total deposits, at December 31, 2024. Noninterest-bearing deposit balances increased in 2025 primarily due to balances acquired in the Merger.
Insured deposits of $12.2 billion represented 64% of total deposits at December 31, 2025, compared to insured deposits of
$7.8 billion, or 56% of total deposits at December 31, 2024.

Borrowings
Total borrowings were $192.0 million at December 31, 2025, representing subordinated notes, senior notes and trust preferred debt acquired in the Merger. For additional discussion of these borrowings, refer to Note 11, “Borrowings and
Long-Term Debt” in the financial statements.
Equity
During 2025, total shareholders’ equity increased by $560.5 million to $2.9 billion and tangible common equity (1)
increased by $386.8 million to $1.8 billion at December 31, 2025. The increase in total shareholders’ equity for 2025 resulted from Mechanics Bancorp shares issued as Merger consideration, an increase in retained earnings, a decrease in the unrealized losses on our AFS securities portfolio, partially offset by dividends paid to common shareholders.
At December 31, 2025, book value per common share increased to $12.93, compared to $11.40 at December 31, 2024. The year-to-date change in book value per share reflects Mechanics Bancorp shares issued as Merger consideration and an increase in retained earnings. Tangible book value per common share (1) increased to $7.81, compared to $6.70 at
December 31, 2024, mainly as a result of Mechanics Bancorp shares issued as Merger consideration and an increase in retained earnings, offset by the additional $190.9 million of intangibles added as part of the Merger.
(1)Tangible common equity and tangible book value per share are non-GAAP financial measures. For a reconciliation of these measures to the comparable GAAP financial measure or the computation of the measure, see “Non-GAAP Financial Measures and Reconciliations.”
Debt Securities
Debt securities AFS and HTM are as follows:

	December 31, 2025		December 31, 2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$458,290	$471,159	$91,799	$91,299
Mortgage-backed securities - residential	2,871,733	2,884,289	2,694,745	2,643,688
Mortgage-backed securities - commercial	381,934	371,806	259,793	240,862
Collateralized loan obligations	188,500	188,316	50,000	50,000
Corporate bonds	51,828	49,915	43,968	39,402
U.S. Treasury securities	20,623	20,669	—	—
Agency debentures	7,243	7,231	—	—
Total securities available-for-sale	3,980,151	3,993,385	3,140,305	3,065,251

Securities held-to-maturity
Obligations of states and political subdivisions	12,902	13,441	14,193	14,672
Mortgage-backed securities - residential	1,012,716	877,722	1,115,389	918,440
Mortgage-backed securities - commercial	311,014	279,655	310,912	262,888
Total securities held-to-maturity	1,336,632	1,170,818	1,440,494	1,196,000
Total AFS and HTM debt securities	$5,316,783	$5,164,203	$4,580,799	$4,261,251
In addition to AFS and HTM securities, at December 31, 2025, the Company held $49.5 million of trading securities, consisting of U.S. Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and reported as trading securities on the consolidated balance sheets. The trading securities were acquired in the Merger and we had no trading securities at December 31, 2024.

The fair value of available-for-sale securities and the amortized cost of held-to-maturity debt securities are shown by contractual maturities and weighted average yields in the following table:

	December 31, 2025
	One Year Or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(dollars in thousands)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)

Securities available-for-sale
Obligations of states and political subdivisions	$344	2.49%	$45,175	3.81%	$104,645	3.77%	$320,995	4.29%	$471,159	4.13%
Mortgage-backed securities - residential	602	1.98%	14,463	2.12%	24,896	2.28%	2,844,328	5.01%	2,884,289	4.97%
Mortgage-backed securities - commercial	2,543	6.25%	187,736	3.07%	162,269	4.42%	19,258	4.37%	371,806	3.74%
Collateralized loan obligations	—	—%	—	—%	—	—%	188,316	5.21%	188,316	5.21%
Corporate bonds	—	—%	3,542	25.01%	46,373	4.48%	—	—%	49,915	6.04%
U.S. Treasury securities	—	—%	20,669	3.60%	—	—%	—	—%	20,669	3.60%
Agency debentures	—	—%	1,394	3.64%	3,652	4.33%	2,185	4.74%	7,231	4.32%
Total securities available-for-sale	3,489	5.14%	272,979	3.46%	341,835	3.38%	3,375,082	5.19%	3,993,385	4.77%
Securities held-to-maturity
Obligations of states and political subdivisions	3,500	0.73%	3,099	4.09%	4,664	4.35%	1,639	7.64%	12,902	3.72%
Mortgage-backed securities - residential	—	—%	55	2.48%	—	—%	1,012,661	1.78%	1,012,716	1.78%
Mortgage-backed securities - commercial	—	—%	170,449	1.75%	140,565	1.84%	—	—%	311,014	1.79%
Total securities held-to- maturity	3,500	0.73%	173,603	0.92%	145,229	2.27%	1,014,300	1.79%	1,336,632	1.80%
Total AFS and HTM debt securities	$6,989	2.94%	$446,582	2.88%	$487,064	3.42%	$4,389,382	4.22%	$5,330,017	4.02%
(1)Weighted-average yields are calculated based on the contractual coupon, including amortization of premiums and accretion of discounts, weighted by amortized cost.

Loans
The composition of our LHFI portfolio is as follows:

(in thousands)	December 31,
	2025	2024

Commercial and industrial	$482,170	$410,040
Commercial real estate
Multifamily	5,355,252	2,794,581
Non-owner occupied	1,740,277	1,657,597
Owner occupied	689,079	360,100
Construction and land development	493,992	104,430
Residential real estate	3,970,803	2,280,963
Auto	791,012	1,596,935
Other consumer	654,351	438,851
Total LHFI	14,176,936	9,643,497
ACL	(153,319)	(88,558)
Total LHFI less ACL	$14,023,617	$9,554,939
The following table shows the contractual maturity of our loan portfolio by loan type:

	December 31, 2025
						Loans due after one year by rate characteristic
(in thousands)	Within one year	Due after one year through five years	Due after five through fifteen years	Due after fifteen years	Total	Fixed- rate	Adjustable- rate

Commercial and industrial	$190,824	$156,066	$126,545	$8,735	$482,170	$152,126	$139,220
Commercial real estate
Multifamily	65,353	152,510	3,080,489	2,056,900	5,355,252	189,317	5,100,582
Non-owner occupied	480,088	615,288	644,901	—	1,740,277	832,194	427,995
Owner occupied	61,327	271,601	291,844	64,307	689,079	328,595	299,157
Construction and land	317,039	142,296	10,506	24,151	493,992	56,876	120,077
Residential real estate	9,526	23,743	189,484	3,748,050	3,970,803	2,058,353	1,902,924
Auto	55,526	735,449	37	—	791,012	735,486	—
Other consumer	607,098	14,136	19,825	13,292	654,351	44,822	2,431
Total LHFI	$1,786,781	$2,111,089	$4,363,631	$5,915,435	$14,176,936	$4,397,769	$7,992,386

The following table shows the activity in loan balances:

	Year Ended December 31,
(in thousands)	2025	2024

Loans - beginning of period	$9,643,497	$10,777,756
Originations and advances	1,863,153	1,246,907
Purchases	46,164	142,597
Acquired loans	5,645,715	—
Loans sold	(39,283)	—
Payoffs, paydowns and other	(2,930,289)	(2,461,935)
Charge-offs	(52,021)	(59,546)
Transfers to other real estate owned	—	(2,282)
Loans - end of period	$14,176,936	$9,643,497

The following table shows loan originations and advances:

	Year Ended December 31,
(in thousands)	2025	2024

Commercial and industrial	$353,133	$412,145
Commercial real estate
Multifamily	107,200	225,948
Non-owner occupied	17,114	37,515
Owner occupied	36,269	24,870
Construction and land development	240,536	65,806
Residential real estate	677,760	187,408
Other consumer	431,141	293,215
Total	$1,863,153	$1,246,907
Deposits
Deposit balances and weighted average rates were as follows for the periods indicated:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Deposits by product:
Noninterest-bearing demand deposits	$6,744,082	—%	$5,616,116	—%
Interest-bearing:
Interest-bearing demand deposits	1,878,468	0.75%	1,435,266	0.43%
Savings	1,367,475	0.03%	1,216,900	0.02%
Money market	6,250,364	2.41%	4,703,643	3.15%
Certificates of deposit	2,784,608	3.01%	969,879	2.55%
Total interest-bearing deposits	12,280,915	2.00%	8,325,688	2.15%
Total deposits	$19,024,997	1.29%	$13,941,804	1.29%

Uninsured deposits	$6,825,674		$6,153,395
The following table presents the schedule of maturities of certificates of deposit as of December 31, 2025:

(in thousands)	Three Months or Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total

Time deposits of $250 thousand or less	$1,488,989	$535,617	$144,824	$49,306	$2,218,736
Time deposits greater than $250 thousand	391,379	108,928	58,382	7,183	565,872
Total	$1,880,368	$644,545	$203,206	$56,489	$2,784,608

Credit Risk Management: Delinquent Loans, Nonperforming Assets and Provision for Credit Losses
Asset Quality Information and Ratios

	December 31,
(dollars in thousands)	2025	2024

Delinquent loans held for investment:
30-89 days past due	$58,459	$91,337
90+ days past due	34,686	6,082
Total delinquent loans	$93,145	$97,419
Total delinquent loans to loans held for investment	0.66%	1.01%

Nonperforming assets
Nonaccrual loans	$42,863	$10,693
90+ days past due and accruing	3,943	211
Total nonperforming loans	46,806	10,904
Foreclosed assets	4,990	15,600
Total nonperforming assets	$51,796	$26,504

Allowance for credit losses on loans	$153,319	$88,558
Allowance for credit losses on loans to total loans held for investment	1.08%	0.92%
Allowance for credit losses on loans to nonaccrual loans	357.70%	828.22%
Nonaccrual loans to total loans held for investment	0.30%	0.11%
Nonperforming assets to total assets	0.23%	0.16%

At December 31, 2025, total delinquent loans were $93.1 million, compared to $97.4 million at December 31, 2024. The decrease was primarily due to decreases in the auto loan portfolio and loans that improved to current status during the year.
Total delinquent loans as a percentage of total loans declined to 0.66% at December 31, 2025, as compared to 1.01% at
December 31, 2024.
At December 31, 2025, nonperforming assets were $51.8 million, compared to $26.5 million at December 31, 2024. The increase was mostly due to nonperforming loans acquired from legacy HomeStreet Bank. Nonperforming assets as a percentage of total assets increased to 0.23% at December 31, 2025 as compared to 0.16% at December 31, 2024.

Delinquent, nonaccrual and current loans by loan type consisted of the following:

	December 31, 2025
	Past Due and Still Accruing
(dollars in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual	Current	Total loans

Commercial and industrial	$3,276	$315	$—	$11,196	$14,787	$467,383	$482,170
Commercial real estate
Multifamily	—	—	—	3,387	3,387	5,351,865	5,355,252
Non-owner occupied	50	—	—	12,539	12,589	1,727,688	1,740,277
Owner occupied	—	176	—	1,870	2,046	687,033	689,079
Construction and land development	—	—	—	2,962	2,962	491,030	493,992
Residential real estate	13,293	4,558	3,943	6,765	28,559	3,942,244	3,970,803
Auto	25,895	6,547	—	4,143	36,585	754,427	791,012
Other consumer	289	149	—	1	439	653,912	654,351
Total loans	$42,803	$11,745	$3,943	$42,863	$101,354	$14,075,582	$14,176,936
%	0.30%	0.08%	0.03%	0.30%	0.71%	99.29%	100.00%

	December 31, 2024
	Past Due and Still Accruing
(dollars in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual	Current	Total loans

Commercial and industrial	$1,920	$72	$211	$1,145	$3,348	$406,692	$410,040
Commercial real estate
Multifamily	1,940	—	—	—	1,940	2,792,641	2,794,581
Non-owner occupied	512	—	—	—	512	1,657,085	1,657,597
Owner occupied	1,006	—	—	—	1,006	359,094	360,100
Construction and land development	5,400	—	—	441	5,841	98,589	104,430
Residential real estate	13,020	406	—	2,854	16,280	2,264,683	2,280,963
Auto	53,073	11,781	—	6,252	71,106	1,525,829	1,596,935
Other consumer	361	214	—	1	576	438,275	438,851
Total loans	$77,232	$12,473	$211	$10,693	$100,609	$9,542,888	$9,643,497
%	0.80%	0.13%	0.00%	0.11%	1.04%	98.96%	100.00%
Management considers the current level of the allowance for credit losses on loans to be appropriate to cover estimated lifetime losses within our LHFI portfolio. For additional information on the Company’s allowance for credit losses, refer to
Note 4, “Loans and Credit Quality.”
The following table presents the amount of allowance for credit losses on loans by product type, as well as the percentage of each respective portfolio's loan balance to total loans:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Loan balance % to total loans	Balance	Loan balance % to total loans

Commercial and industrial	$8,417	3.4%	$4,869	4.2%
Commercial real estate	114,326	58.4%	35,097	51.0%
Residential real estate	13,294	28.0%	4,656	23.6%
Auto	15,003	5.6%	41,282	16.6%
Other consumer	2,279	4.6%	2,654	4.6%
Total ACL	$153,319	100.0%	$88,558	100.0%

As of December 31, 2025, the expected loss rates decreased when compared to December 31, 2024 due to product mix and credit risk composition changes from the HomeStreet acquisition and runoff of the auto portfolio. During 2025, the qualitative factors primarily increased due to commercial real estate concentration risk, and interest rate and maturity repricing risks.
The following table presents net charge-offs for the loan portfolio for the dates indicated:

	Year Ended December 31,
	2025			2024
(dollars in thousands)	Net loan charge-offs (recoveries)	Average balance	%	Net loan charge-offs (recoveries)	Average balance	%

Commercial and industrial	$8,034	$401,932	2.00%	$254	$478,124	0.05%
Commercial real estate	428	6,066,695	0.01%	—	4,992,690	0.00%
Residential real estate	105	2,901,902	0.00%	10	2,198,360	0.00%
Auto	29,160	1,160,033	2.51%	40,916	2,122,336	1.93%
Other consumer	1,761	533,085	0.33%	2,481	386,182	0.64%
Total	$39,488	$11,063,647	0.36%	$43,661	$10,177,692	0.43%
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
Mechanics’ contractual cash flow obligations include the maturity of certificates of deposit, short-term and long-term borrowings, interest on certificates of deposit and borrowings, operating leases and fees for information technology-related services and professional services. Obligations for certificates of deposit are typically satisfied through excess cash reserve balances, the renewal of these instruments or the generation of new deposits. Interest payments and obligations related to leases and services are typically met by cash generated from our operations.
At December 31, 2025, Mechanics had available borrowing capacity of $6.2 billion from the FHLB, $4.4 billion from the
Federal Reserve and $5.3 billion under borrowing lines established with other financial institutions. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity will be sufficient to meet our liquidity needs for at least the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our liquidity needs during or beyond the next 12 months.
Cash Flows
For 2025, cash and cash equivalents increased by $30.3 million compared to a decrease of $457.9 million during 2024. As a banking institution, Mechanics has extensive access to liquidity. Mechanics manages its cash positions to conservative minimum cash buffer levels and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities
Mechanics’ operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For 2025, net cash of $193.6 million was provided by operating activities from ongoing bank operations.
For 2024, net cash of $292.3 million was provided by operating activities primarily due to our net income for the year, excluding the impact of the $207.2 million loss on sale of securities.
Cash flows from investing activities
Mechanics’ investing activities are primarily related to investment securities and LHFI. For 2025, net cash of $1.5 billion was provided by investing activities primarily from AFS investment security sales, maturities and calls, net loan originations and principal collections, and cash acquired in the Merger, partially offset by AFS investment security purchases. For 2024, net cash of $476.2 million was provided by investing activities primarily from net loan originations and principal collections partially offset by AFS investment security purchases, net of maturities and sales.
Cash flows from financing activities
Mechanics’ financing activities are primarily related to deposits, net proceeds from borrowings and equity transactions. For
2025, net cash of $1.7 billion was used by financing activities, due to repayment of FHLB advances acquired in the
Merger, a decrease in deposits and dividends paid. For 2024, net cash of $1.2 billion was used in financing activities primarily due to a net decrease in bank term funding, decreases in deposits and cash dividends paid.
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
These commitments include the following:

	December 31,
(in thousands)	2025	2024

Unused consumer portfolio lines	$835,480	$224,812
Commercial portfolio lines (1)	1,355,452	906,123
Commitments to fund loans	11,830	2,765
Total	$2,202,762	$1,133,700
Standby letters of credit	$17,257	$19,227
(1)Within the commercial portfolio lines, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments were $361.4 million and $129.9 million at December 31, 2025 and 2024, respectively.

Capital Resources
The capital rules applicable to United States based bank holding companies and federally insured depository institutions require Mechanics Bancorp and Mechanics Bank to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-
balance sheet items, calculated under regulatory accounting practices. In addition, prompt corrective action regulations place a federally insured depository institution, such as Mechanics Bank, into one of five capital categories on the basis of its capital ratios: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized;
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
The following tables present the regulatory capital amounts and ratios (inclusive of the capital 2.5% conservation buffer, where applicable) for Mechanics Bancorp and Mechanics Bank as of the dates indicated:

	At December 31, 2025
	Actual		For Minimum Capital Adequacy Purposes (including Capital Conservation Buffer)		To Be Categorized As “Well Capitalized”
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Mechanics Bancorp (1)
Tier 1 leverage capital (to average assets)	$1,854,132	8.65%	$857,147	4.0%	n/a	n/a
Common equity Tier 1 capital (to risk-weighted assets)	1,854,132	14.09%	921,471	7.0%	n/a	n/a
Tier 1 risk-based capital (to risk-weighted assets)	1,854,132	14.09%	1,118,929	8.5%	n/a	n/a
Total risk-based capital (to risk-weighted assets)	2,141,745	16.27%	1,382,207	10.5%	n/a	n/a

Mechanics Bank (1)
Tier 1 leverage capital (to average assets)	$2,054,349	9.58%	$857,560	4.0%	$1,071,950	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	2,054,349	15.59%	922,177	7.0%	856,307	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	2,054,349	15.59%	1,119,786	8.5%	1,053,917	8.0%
Total risk-based capital (to risk-weighted assets)	2,214,783	16.81%	1,383,266	10.5%	1,317,396	10.0%

	At December 31, 2024
	Actual		For Minimum Capital Adequacy Purposes (including Capital Conservation Buffer)		To Be Categorized As “Well Capitalized”
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Mechanics Bank (1)
Tier 1 leverage capital (to average assets)	$1,509,029	9.66%	$624,943	4.0%	$781,179	5.0%
Common equity Tier 1 capital (to risk- weighted assets)	1,509,029	16.14%	654,297	7.0%	607,562	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	1,509,029	16.14%	794,504	8.5%	747,769	8.0%
Total risk-based capital (to risk-weighted assets)	1,601,953	17.14%	981,446	10.5%	934,711	10.0%
(1)On September 2, 2025, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the Merger and becoming a wholly-owned subsidiary of Mechanics Bancorp. As a result, for December 31, 2024, regulatory capital ratios are only presented for Mechanics
Bank.

As of the dates set forth in the above table, Mechanics Bancorp exceeded the minimum required capital ratios applicable to it and Mechanics Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, Mechanics Bancorp and Mechanics Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1
Capital of 5% in addition to the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. Mechanics maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At December 31, 2025, the capital conservation buffers for
Mechanics Bancorp and Mechanics Bank were 8.81% and 8.09%, respectively.
The Company paid cash dividends of $0.21 per share for Class A shareholders and $2.10 per share for Class B shareholders in the fourth quarter of 2025 and on February 25, 2026, we declared a cash dividend of $0.40 per Class A common share and $4.00 per Class B common share, payable on March 19, 2026 to shareholders of record as of the close of business on March 9, 2026. The Company did not pay cash dividends in the first three quarters of 2025. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities—Dividends” for more information.
We had no material commitments for capital expenditures as of December 31, 2025.
Non-GAAP Financial Measures and Reconciliations
This document contains non-GAAP financial measures of our financial performance, including return on average tangible equity, efficiency ratio (excluding the impact of intangible amortization), tangible book value per share and tangible common equity ratio. We believe that these non-GAAP financial measures provide useful information because they are used by management to evaluate our operating performance, without the impact of goodwill and other intangible assets.
However, these financial measures are not intended to be considered in isolation of or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP and should be viewed in addition to, and not as an alternative to, its GAAP results. The non-GAAP financial measures Mechanics presents may differ from similarly captioned measures presented by other companies.
The following table presents the calculations of our non-GAAP financial measures.

(dollars in thousands, except per share amounts)		Year Ended December 31,
Return on Average Equity and Return on Average Tangible Equity	Ref.	2025	2024

Net income	(a)	$265,739	$28,999
Add: intangibles amortization, net of tax (1)		12,305	9,615
Net income, excluding the impact of intangible amortization, net of tax	(b)	$278,044	$38,614

Average shareholders’ equity	(c)	$2,514,626	$2,255,266
Less: average goodwill and other intangible assets		914,226	888,462
Average tangible shareholders’ equity	(d)	$1,600,400	$1,366,804

Return on average equity	(a) / (c)	10.57%	1.29%
Return on average tangible equity (non-GAAP)	(b) / (d)	17.37%	2.83%

(1)Estimated statutory tax rate of 28.19% and 28.50% for years ended December 31, 2025 and 2024, respectively.

		Year Ended December 31,
Efficiency Ratio	Ref.	2025	2024

Noninterest expense	(e)	$469,557	$345,859
Less: intangibles amortization		17,134	13,447
Noninterest expense, excluding the impact of intangible amortization	(f)	452,423	332,412
Net interest income	(g)	585,718	519,169
Noninterest income (loss)	(h)	222,905	(139,120)
Efficiency ratio	(e) / (g+h)	58.1%	91.0%
Efficiency ratio (non-GAAP)	(f) / (g+h)	55.9%	87.5%

		December 31,
Book Value per Share and Tangible Book Value per Share	Ref.	2025	2024

Total shareholders’ equity	(i)	$2,862,375	$2,301,868
Less: goodwill and other intangible assets		1,055,796	882,049
Total tangible shareholders' equity	(j)	$1,806,579	$1,419,819

Common shares outstanding - Class A and B	(k)	221,305,009	201,999,328

Common shares outstanding - Class A		220,190,561	200,884,880
Common shares outstanding - Class B adjusted		11,144,480	11,144,480
Common shares outstanding at period end - adjusted (2)	(l)	231,335,041	212,029,360

Book value per share	(i) / (k)	$12.93	$11.40
Tangible book value per share (non-GAAP)	(j) / (l)	$8.16	$6.70

(2)    Includes 11,144,480 Class A Shares issuable upon the conversion of 1,114,448 Class B Shares outstanding. Class B Shares also are treated as if such share had been converted into ten Class A Shares for purposes of calculating the economic rights of the Class B Shares, including upon liquidation of the Company or the declaration of dividends or distributions by the Company.

		December 31,
Common Equity Ratio and Tangible Common Equity Ratio	Ref.	2025	2024

Total shareholders’ equity	(m)	$2,862,375	$2,301,868
Less: goodwill and other intangible assets		1,055,796	882,049
Total tangible shareholders’ equity	(n)	$1,806,579	$1,419,819

Total assets	(o)	$22,351,475	$16,490,112
Less: goodwill and other intangible assets		1,055,796	882,049
Total tangible assets	(p)	$21,295,679	$15,608,063

Common equity ratio	(m) / (o)	12.81%	13.96%
Tangible common equity ratio (non-GAAP)	(n) / (p)	8.48%	9.10%

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principal items affecting net interest income. Changes in net interest rates
(interest rate risk) are influenced to a significant degree by the repricing characteristics of assets and liabilities (repricing risk), the relationship between various rates (basis risk), customer options (optionality risk) and changes in the shape of the yield curve (yield curve risk). We manage the available-for-sale investment securities portfolio while maintaining a balance between risk and return. The Company's funding strategy is to grow core deposits while we efficiently supplement using wholesale borrowings.
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
various time horizons, known as interest rate sensitivity gaps.

The following table presents sensitivity gaps for these different intervals:

	At December 31, 2025
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Total

Interest-earning assets:
Cash & cash equivalents	$1,029,983	$—	$—	$—	$—	$—	$—	$1,029,983
Investment securities (1)	925,733	153,829	282,686	894,978	957,194	1,923,059	242,056	5,379,535
Loans held for sale	5,967	—	—	—	—	—	—	5,967
Loan receivables(1) ,(2)	3,327,784	777,271	1,405,259	4,083,443	2,272,713	2,193,716	116,750	14,176,936
FHLB stock and other investments	—	—	—	—	—	—	147,428	147,428
Total rate sensitive assets	$5,289,467	$931,100	$1,687,945	$4,978,421	$3,229,907	$4,116,775	$506,234	$20,739,849
Interest-bearing liabilities:
Demand deposits (2), (3)	$478,262	$—	$—	$—	$—	$8,144,288	$—	$8,622,550
Savings (2)	1,316	—	—	—	—	1,366,159	—	1,367,475
Money market accounts (2)	5,558,329	—	—	—	—	692,035	—	6,250,364
Certificates of deposit	1,826,728	608,878	293,006	46,731	8,005	1,228	32	2,784,608
Long-term debt (4)	112,388	—	—	79,626	—	—	—	192,014
Total rate sensitive liabilities	$7,977,023	$608,878	$293,006	$126,357	$8,005	$10,203,710	$32	$19,217,011
Interest sensitivity gap	(2,687,556)	322,222	1,394,939	4,852,064	3,221,902	(6,086,935)	506,202
Cumulative interest sensitivity gap	$(2,687,556)	$(2,365,334)	$(970,395)	$3,881,669	$7,103,571	$1,016,636	$1,522,838

Cumulative ratio of interest- earning assets to interest- bearing liabilities	66%	72%	89%	143%	179%	105%	108%
Ratio of interest sensitivity gap to total assets	(12)%	1%	6%	22%	14%	(27)%	2%
Ratio of cumulative gap to total assets	(12)%	(11)%	(4)%	17%	32%	5%	7%

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
(4)Based on repricing dates, except for the Senior Notes, which reflects the redemption date of March 1, 2026.
The negative gap in the interest rate analysis indicates that net interest income would decline if rates increase. Because of the inherent limitations in the interest rate gap analysis, Mechanics employs multiple interest rate risk measurement approaches. Mechanics runs interest rate simulations to the existing repricing conditions to rising and falling interest rates in increments and decrements of 100 basis points to determine the effect on net interest income changes for the next twelve months. In addition, Mechanics also measures the effects that changes in interest rates on the economic value of equity by discounting future cash flows. We believe that the simulation analysis presents a more accurate picture than the gap analysis. Our simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products.
The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of
December 31, 2025 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and parallel shift in market interest rates and no change in the composition or size of the balance sheet.

	At December 31, 2025
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)

-300	(0.7)%	(1.5)%
-200	(0.7)%	1.4%
-100	(0.2)%	1.8%
+100	(0.5)%	(4.6)%
+200	(1.4)%	(11.9)%
+300	(2.5)%	(19.8)%
(1)This percentage change represents the impact to net interest income for a one-year period, assuming there is no change in the structure of the balance sheet.
(2)This percentage change represents the impact to the net present value of equity, assuming contractual runoff of the balance sheet.
The projected changes in the table above were in compliance with established internal policy guidelines and are based on numerous assumptions. The timing and magnitude of future interest rate movements, along with changes to the balance sheet composition, may impact projected changes in net interest income, but may not necessarily reflect the manner in which actual cash flows, yields and costs respond to changes in market interest rates. We continue to evaluate the interest rate risk position and may reposition the banking segment’s balance sheet in the future to better align with management’s target rate risk position. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve. Since the assumptions used relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results, particularly in times of stress and uncertainty. In addition, this analysis does not consider actions that management might employ in the future in response to changes in interest rates, as well as changes in earning asset and interest bearing liability balances.
Current Banking Environment
Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the higher interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. Reliance on secondary funding sources could increase the Company’s overall cost of funding and reduce net interest income. As of December 31, 2025, the Company had available liquidity of
$17.1 billion which is equal to 90% of its total deposits and the level of uninsured deposits was 36% of total deposits. The
Company believes it has sufficient liquidity to meet its current needs.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Mechanics Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Mechanics Bancorp
Walnut Creek, California
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mechanics Bancorp (the “Company”) as of December
31, 2025 and 2024, the related consolidated income statements, statements of comprehensive income (loss), statements of changes in shareholders’ equity, and statements of cash flows for each of the years in the two-year period ended December
31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control –
Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the
Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Explanatory Paragraph – Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for certain purchased loans in 2025 due to the adoption of ASU 2025-08 Financial Instruments – Credit Losses (Topic 326):
Purchased Loans.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board
(United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S.
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

As described in Management’s Report on Internal Control over Financial Reporting under Item 9A, as a result of the merger between Mechanics Bancorp (formerly known as HomeStreet, Inc.), HomeStreet Bank (“Legacy HomeStreet”) and
Mechanics Bank (“Legacy Mechanics”) on September 2, 2025 (“the Merger”), management excluded from its assessment the internal control over financial reporting of Legacy Mechanics which constitutes 74% of total consolidated assets and
86% of total consolidated revenue as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting of Legacy Mechanics; rather it focused exclusively on the internal control over financial reporting related to ongoing Legacy HomeStreet operations.
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
Business Combination – Fair Value of Acquired Loans Held For Investment
As described in Notes 1 and 2 to the consolidated financial statements, Mechanics Bancorp (formerly known as
HomeStreet, Inc.) (the “Company”) consummated the Merger by and among the Company, HomeStreet Bank, and
Mechanics Bank. In connection with the merger, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics
Bank surviving the Merger and becoming a wholly-owned subsidiary of the Company. The Merger was accounted for as a reverse acquisition, with Mechanics Bank deemed to have acquired HomeStreet Bank. Accordingly, the historical financial statements of Mechanics Bank became the historical financial statements of the Company for all periods before the Merger.
As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the
Merger as of September 2, 2025, at their acquisition date fair values. Determination of the acquisition date fair values of the assets acquired and liabilities assumed required management to make estimates and assumptions. The fair value of the acquired loans held for investment was $5.6 billion and required management to make estimates about future cash flows and discount rates that are subjective and actual cash flows may differ from estimated cash flows.
We identified the auditing of the acquisition date fair value of acquired loans held for investment as a critical audit matter due to the subjective auditor judgment and significant audit effort, including the need for professionals with specialized skill and knowledge to assist in evaluating the fair value of the acquired loans.
The primary audit procedures we performed to address this critical audit matter included:
•Developed, with assistance from professionals with specialized skill and knowledge, an independent fair value for the acquired loans and compared management’s estimate to the independently developed fair value.
•Tested the completeness and accuracy of loan data provided by management used in developing the independent estimate and independently developed future cash flows and discount rate assumptions.

Allowance for Credit Losses for loans – Economic Forecast Scenarios
As described in Notes 1 and 4 to the consolidated financial statements, the Company estimates expected credit losses for its financial assets carried at amortized cost using the current expected credit loss (“CECL”) methodology. The allowance for credit losses (“ACL”) on loans as of December 31, 2025, was $153.3 million and the provision for credit losses on loans for the year ended December 31, 2025, was $20.5 million.
The calculation of the ACL on loans is primarily measured based on a probability of default / loss given default modeled approach. The estimate of the probability of default and loss given default assumptions uses one or more economic forecast scenarios of relevant current and forward-looking macroeconomic variables determined by portfolio segment, such as:
gross domestic product growth, unemployment rates; commercial real estate conditions; interest rates and other market risk factors.
We identified the auditing of the economic forecast scenarios as a critical audit matter due to the subjective auditor judgment and significant audit effort, including the need for professionals with specialized skill and knowledge to assist, in evaluating management’s judgments related to the weighting and selection of the economic forecast scenarios.
The primary audit procedures we performed to address this critical audit matter included:
•Evaluated the appropriateness of the probability of default/ loss given default models.
•Evaluated management’s judgments in selection of the economic forecast  scenarios.
•Evaluated management’s judgments in the weighting of selected economic forecast scenarios.
•Used the work of professionals with specialized skill and knowledge to evaluate the ACL model, including its conceptual design, third-party technical papers, management’s model validation and internal back-testing, and to perform univariate directionality testing.
•Performed historical trends analysis and substantive analytical procedures to evaluate the directional consistency of the ACL model with trends in observable macroeconomic indicators.
/s/ Crowe LLP
We have served as the Company’s auditor since 2006.
Sacramento, California
March 16, 2026

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2025	2024

ASSETS
Cash and cash equivalents	$1,029,983	$999,711
Trading securities	49,518	—
Securities available-for-sale, at fair value	3,993,385	3,065,251
Securities held-to-maturity, at amortized cost (fair value of $1,170,818 and $1,196,000 at December 31, 2025 and 2024, respectively)	1,336,632	1,440,494
Loans held for sale (includes $5,967 and zero carried at fair value at December 31, 2025 and 2024, respectively)	5,967	543
Loan receivables	14,176,936	9,643,497
Allowance for credit losses on loans	(153,319)	(88,558)
Net loan receivables	14,023,617	9,554,939
Mortgage servicing rights (includes $58,095 and zero carried at fair value at December 31, 2025 and 2024, respectively)	85,832	—
Other real estate owned	4,990	15,600
Federal Home Loan Bank stock, at cost	17,292	17,250
Premises and equipment, net	143,895	117,362
Bank owned life insurance	170,339	83,741
Goodwill	843,305	843,305
Other intangible assets, net	212,491	38,744
Right-of-use asset	82,076	53,545
Interest receivable and other assets	352,153	259,627
TOTAL ASSETS	$22,351,475	$16,490,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Noninterest-bearing demand deposits	$6,744,082	$5,616,116
Interest-bearing transaction accounts	8,128,832	6,138,909
Savings and time deposits	4,152,083	2,186,779
Total deposits	19,024,997	13,941,804
Long-term debt	192,014	—
Operating lease liability	86,794	56,094
Interest payable and other liabilities	185,295	190,346
TOTAL LIABILITIES	19,489,100	14,188,244
Commitments and contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Common stock, Class A, no par value, Authorized —1,897,500,000 shares, Issued and outstanding, 220,190,561 shares and 200,884,880 shares at December 31, 2025 and 2024, respectively; Class B, no par value, Authorized — 2,500,000 shares, Issued and outstanding, 1,114,448 shares at December 31, 2025 and 2024	2,402,193	2,122,117
Retained earnings	456,695	239,517
Accumulated other comprehensive income (loss), net of tax	3,487	(59,766)
TOTAL SHAREHOLDERS’ EQUITY	2,862,375	2,301,868
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,351,475	$16,490,112
See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2025	2024

INTEREST INCOME
Loans interest and fees	$572,272	$528,514
Investment securities	179,393	131,810
Interest-bearing cash and other	60,099	75,394
Total interest income	811,764	735,718
INTEREST EXPENSE
Deposits	219,618	189,258
Borrowed funds	124	26,429
Long-term debt	6,304	862
Total interest expense	226,046	216,549
Net interest income	585,718	519,169
Provision (reversal of provision) for credit losses on loans	20,503	(1,559)
Provision (reversal of provision) for credit losses on unfunded lending commitments	(987)	52
Net interest income after provision for credit losses	566,202	520,676
NONINTEREST INCOME (LOSS)
Service charges on deposit accounts	23,221	23,650
Trust fees and commissions	13,017	12,319
ATM network fee income	13,490	12,158
Loan servicing income	2,898	968
Net gain (loss) on sales and calls of investment securities	4,568	(207,203)
Income from bank owned life insurance	4,848	2,600
Bargain purchase gain	145,460	—
Other	15,403	16,388
Total noninterest income (loss)	222,905	(139,120)
NONINTEREST EXPENSE
Salaries and employee benefits	219,319	191,173
Occupancy	37,842	32,313
Equipment	29,271	23,414
Professional services	23,199	21,374
FDIC assessments and regulatory fees	8,999	14,625
Amortization of intangible assets	17,134	13,447
Data processing	11,741	8,901
Loan related	13,038	6,975
Marketing and advertising	3,131	3,269
Other real estate owned related	2,464	2,505
Acquisition and integration costs	73,365	—
Other	30,054	27,863
Total noninterest expense	469,557	345,859
Income before income tax expense	319,550	35,697
INCOME TAX EXPENSE	53,811	6,698
NET INCOME	$265,739	$28,999

Basic earnings per share
Class A common stock	$1.22	$0.14
Class B common stock	$12.03	$1.37
Diluted earnings per share
Class A common stock	$1.22	$0.14
Class B common stock	$12.03	$1.37
Basic weighted-average shares outstanding
Class A common stock	207,512,468	200,878,747
Class B common stock	1,114,448	1,114,448
Diluted weighted-average shares outstanding
Class A common stock	207,617,154	200,938,167
Class B common stock	1,114,448	1,114,448
See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2025	2024

NET INCOME	$265,739	$28,999
Other comprehensive income (loss)
Net change in unrealized gain (loss) on investment securities available-for-sale	92,600	(20,248)
Reclassification adjustment for accretion of unrealized holding loss from the transfer of securities from available-for-sale to held-to-maturity debt securities	2,485	2,629
Reclassification adjustment for net realized (gain) loss on securities available-for-sale included in net income	(4,568)	207,203
Change in defined benefit pension liability obligations	(1,709)	(4,937)
Other comprehensive income before tax	88,808	184,647
Income tax impact of:
Net change in unrealized gain (loss) on investment securities available-for-sale	26,579	(6,454)
Reclassification adjustment for accretion of unrealized holding loss from the transfer of securities from available-for-sale to held-to-maturity debt securities	813	755
Reclassification adjustment for net realized (gain) loss on securities available-for-sale included in net income	(1,311)	59,716
Change in defined benefit pension liability obligations	(526)	(1,397)
Total	25,555	52,620
Other comprehensive income	63,253	132,027
Total comprehensive income	$328,992	$161,026
See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A and Class B Common Stock			Accumulated Other Comprehensive Income (Loss), Net
(dollars in thousands, except per share amounts)	Shares	Amount	Retained Earnings	Securities	Defined Benefit Obligations	Total Shareholders’ Equity

Balance, December 31, 2023	201,982,823	$2,121,888	$305,510	$(199,625)	$7,832	$2,235,605
Net income	—	—	28,999	—	—	28,999
Other comprehensive income (loss), net of tax	—	—	—	135,567	(3,540)	132,027
Common stock issued from stock awards, net	16,505	229	—	—	—	229
Cash dividends declared Class A common stock ($0.45 per share)	—	—	(89,999)	—	—	(89,999)
Cash dividends declared Class B common stock ($4.48 per share)	—	—	(4,993)	—	—	(4,993)
Balance, December 31, 2024	201,999,328	$2,122,117	$239,517	$(64,058)	$4,292	$2,301,868
Net income	—	$—	$265,739	$—	$—	$265,739
Other comprehensive income (loss), net of tax	—	—	—	64,436	(1,183)	63,253
Share-based compensation expense	—	2,101	—		—	2,101
Common stock issued from Merger	19,163,904	265,803	—	—	—	265,803
Common stock issued from stock awards, net	141,777	(1,471)	—	—	—	(1,471)
Reclassification of liability classified awards to equity	—	13,643	—	—	—	13,643
Cash dividends declared Class A common stock ($0.21 per share)	—	—	(46,221)	—	—	(46,221)
Cash dividends declared Class B common stock ($2.10 per share)	—	—	(2,340)	—	—	(2,340)
Balance, December 31, 2025	221,305,009	$2,402,193	$456,695	$378	$3,109	$2,862,375
See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$265,739	$28,999
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal of provision) for credit losses on loans	20,503	(1,559)
Originations of loans held for sale and principal collections, net	(121,914)	(5,687)
Proceeds from sales of loans held for sale	158,383	5,637
Net fair value adjustment and gain on sale of loans held for sale	(2,324)	(54)
Provision (reversal of provision) for credit losses on unfunded lending commitments	(987)	52
Amortization of premiums and discounts on investment securities	1,384	6,747
Depreciation of premises and equipment	10,620	9,377
Amortization of intangible assets	17,134	13,447
Amortization of premiums and discounts on debt and deposits	2,378	35
Net loss on debt extinguishment	835	—
Share-based compensation expense	5,592	4,592
Increase in cash surrender value of bank-owned life insurance	(4,405)	(2,435)
Net (gain) loss on sales and calls of investment securities	(4,568)	207,203
Net loss on sale, disposal and write-down of other real estate owned	2,314	1,437
Net loss (gain) on sale and disposal of premises and equipment	100	(804)
Deferred income tax expense	11,011	9,230
Amortization of deferred loan fees and costs	12,127	19,270
Amortization of premiums and discounts on purchased loans	(22,749)	(4,462)
Origination, amortization and change in fair value of MSRs, net	3,702	—
Net decrease in trading securities	593	—
Bargain purchase gain	(145,460)	—
Changes in:
Interest receivable and other assets	77,341	(9,149)
Interest payable and other liabilities	(93,757)	10,388
Net cash provided by operating activities	193,592	292,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available-for-sale:
Purchases	(1,207,659)	(2,658,611)
Sales	931,767	1,629,111
Maturities, calls and paydowns	415,666	332,426
Securities held-to-maturity:
Maturities, calls and paydowns	104,286	99,625
Loan originations and principal collections, net	1,074,749	1,200,219
Purchases of loans	(46,164)	(142,597)
Recoveries of loans charged-off	12,533	15,885
Proceeds from sales of loans	39,204	—
Proceeds from the settlement of bank-owned life insurance	6,779	1,645
Proceeds from sales of other real estate owned	13,303	2,256
Proceeds from sales of premises and equipment	887	2,621
Purchases of premises and equipment	(6,513)	(6,372)
Proceeds from sale of Federal Home Loan Bank stock	49,875	—
Net cash acquired in Merger	156,890	—
Net cash provided by investing activities	1,545,603	476,208

	Year Ended December 31,
(in thousands)	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(660,362)	(356,338)
Repayment of long-term FHLB advances	(1,000,000)	—
Net decrease in bank term funding	—	(750,000)
Repayment of subordinated debt	—	(25,000)
Cash dividends paid	(48,561)	(94,992)
Net cash used by financing activities	(1,708,923)	(1,226,330)
Net increase (decrease) in cash and cash equivalents	30,272	(457,858)
Cash and cash equivalents at beginning of period	999,711	1,457,569
Cash and cash equivalents at end of period	$1,029,983	$999,711

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$220,830	$217,388
Income taxes paid, net of refunds	31,385	3,555
Non-cash activities:
Transfer from loans to other real estate owned	3,007	2,282
Stock awards reclassified from liability to equity-based	13,643	—

Merger related items:
Stock consideration	265,803	—
Fair value of assets acquired	7,285,996	—
Fair value of liabilities assumed	7,031,623	—
See accompanying notes to consolidated financial statements

Mechanics Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Mechanics Bancorp, a Washington corporation, is a financial holding company and primarily operates through 121-year-old Mechanics Bank, its wholly-owned subsidiary. Mechanics Bank is a full-service community bank with 166 branches throughout California, Washington, Oregon and Hawaii. Following the strategic Merger of
HomeStreet Bank with and into Mechanics Bank on September 2, 2025, with Mechanics Bank surviving the Merger as a wholly-owned subsidiary of the Company, the assets, liabilities and operations of HomeStreet Bank became the assets, liabilities and operations of Mechanics Bank. Headquartered in Walnut Creek, California, Mechanics Bank provides a wide range of products and services in consumer and business banking, commercial lending, cash management services, private banking, and comprehensive wealth management and trust services.
Prior to merging with and into Mechanics Bank on September 2, 2025, HomeStreet Bank was principally engaged in commercial banking, consumer banking, and real estate lending, including construction and permanent loans on commercial real estate and single-family residences. It also sold insurance products for consumer clients. It provided these financial products and services to its customers through bank branches, loan production offices and ATMs, and through online, mobile and telephone banking channels.
The Company’s business is conducted primarily through its wholly-owned subsidiaries, Mechanics Bank and HomeStreet
Statutory Trusts (I, II, III and IV), as well as Mechanics Bank’s subsidiaries: MacDonald Auxiliary Corporation,
Mechanics Real Estate Holdings Inc., 3190 Klose Way, LLC, Hydrox Properties XXVI, LLC, Continental Escrow
Company, HS Properties, Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC, and 16389 Redmond
Way LLC.
Ceasing the origination of auto loans in February 2023, Mechanics Bank continued to service its existing auto loan portfolio until May 1, 2025, when it entered into a servicing agreement with a third-party servicer to oversee and manage
Mechanics Bank’s active portfolio of auto loans. The portfolio consisted of new and pre-owned retail automobile sales contracts purchased from both franchised and independent automobile dealerships in the United States.
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
The Merger is considered a reverse acquisition in accordance with ASC 805-40, “Business Combinations-Reverse
Acquisitions.” Mechanics Bank is the accounting acquirer (legal acquiree), HomeStreet Bank is the accounting acquiree and Mechanics Bancorp, formerly HomeStreet, Inc., is the legal acquirer. Mechanics Bancorp’s financial results for all periods ended prior to September 2, 2025 reflect legacy Mechanics Bank’s results only on a standalone basis. In addition,
Mechanics Bancorp’s reported financial results for 2025 reflect legacy Mechanics Bank’s financial results only on a standalone basis until the closing of the Merger on September 2, 2025 and results of the combined company for September
2, 2025 through December 31, 2025. The number of shares issued and outstanding, earnings per share, and all references to share quantities or metrics of Mechanics Bancorp have been retrospectively restated to reflect the equivalent number of shares issued in the Merger since the Merger was accounted for as a reverse acquisition. As the accounting acquirer,
Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger as of September 2, 2025 at their acquisition date fair values. Refer to Note 2, “Business Combination,” for additional information on the transaction.
Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on the Company’s prior year net income or shareholders’ equity.
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
Business Combinations: Purchase accounting requires that the assets purchased, the liabilities assumed, and non-
controlling interests all be reported on the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. A bargain purchase gain is realized when the excess of the fair value of identifiable net assets acquired is greater than the consideration paid and it is recognized in earnings on the acquisition date.
Merger with HomeStreet: On September 2, 2025, Mechanics Bancorp (formerly known as “HomeStreet, Inc.”), a
Washington corporation (the “Company”), consummated the Merger by and among the Company, HomeStreet Bank, a
Washington state-chartered commercial bank and a wholly-owned subsidiary of the Company, and Mechanics Bank. In connection with the Merger, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the
Merger and becoming a wholly-owned subsidiary of the Company. As a result of the Merger, the Company’s business became primarily the business conducted by Mechanics Bank. Immediately following the Merger, (1) legacy Mechanics
Bank shareholders owned approximately 91.7% of the Company on an economic basis and 91.3% of the voting power of the Company and (2) legacy Company shareholders owned approximately 8.3% of the Company on an economic basis and
8.7% of the voting power of the Company. See Note 22, “Shareholders’ Equity and Dividend Limitations” for details of the
Company’s Class A and Class B common stock, including further information on the economic rights of the Class B shares.
The Merger is considered a reverse acquisition. Mechanics Bank is the accounting acquirer (“legal acquiree”), HomeStreet
Bank is the accounting acquiree and Mechanics Bancorp is the legal acquirer. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger at their acquisition date fair values. These estimates are considered preliminary as of December 31, 2025, are subject to change for up to one year after the Merger date, and any changes could be material.
Asset Sale: On December 3, 2025, Mechanics Bank and Fifth Third Bank, National Association (“Fifth Third”), a wholly-
owned, indirect subsidiary of Fifth Third Bancorp, entered into an asset purchase agreement (the “Agreement”), pursuant to and subject to the terms and conditions of which Mechanics Bank has agreed to sell, and Fifth Third has agreed to purchase, Mechanics Bank’s Fannie Mae Delegated Underwriting and Servicing (“DUS”) business line (the
“Transaction”), which was acquired in the HomeStreet acquisition, for cash consideration. In connection with the
Agreement, Fifth Third will acquire the DUS servicing portfolio, including the DUS multifamily mortgage servicing rights.
The aggregate purchase price in the Transaction is approximately $130 million, subject to adjustment for changes in the fair value at closing of the DUS multifamily mortgage servicing rights being transferred in connection with the
Transaction.
The closing of the Transaction is subject to customary closing conditions, including (a) approval of the Transaction by
Fannie Mae and other regulatory approvals to the extent applicable, (b) the absence of any order, injunction, decree or law making the Transaction illegal or otherwise preventing the consummation of the Transaction, (c) the accuracy of each party’s representations and warranties as of the closing date, subject to materiality qualifications, and (d) each party’s performance of its covenants under the Agreement in all material respects. The sale is expected to close in the first or second quarter of 2026.
Trading Securities: Trading securities, consisting of U.S. Treasury notes, are carried at fair value and are used as economic hedges of our single family mortgage servicing rights. Net gain or loss on trading securities are included in loan servicing income in the consolidated income statements.
Allowances for Credit Losses on Loans Held for Investment: The Company accounts for its allowance for credit losses with an expected loss methodology that is referred to as the current expected credit loss methodology. The following discussion represents the allowance for credit losses under the CECL methodology.
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
The allowance for credit losses for loans not evaluated for specific reserves is calculated primarily using statistical credit factors, including PD and LGD, to the amortized cost or unpaid principal balance of loan exposures based on the guidance in ASC 326 as amended by ASU 2025-08, “Financial instruments–Credit Losses (Topic 326): Purchased Loans,” over their contractual life, adjusted for prepayments. Third-party provided economic forecasts are applied over the period management believes it can estimate reasonable and supportable forecasts. Reasonable and supportable forecast periods and reversion assumptions are credit model specific. Prepayments are estimated by loan type using historical information and adjusted for current and future conditions.
When computing allowance levels, credit loss assumptions are estimated primarily using third-party models that analyze loans according to credit trends and risk characteristics like delinquency status, risk rating and debt service ability, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain.
Future factors and forecasts may result in significant changes in the allowance and provision (reversal) for credit losses in those future periods.
The Company utilizes a blend of economic forecast scenarios from Moody’s Analytics, specifically, the baseline, upside
(“S1”), and downside (“S3”) scenarios, as key inputs in estimating our ACL. These scenarios are refreshed quarterly and provide forward-looking assumptions on key macroeconomic indicators such as Gross Domestic Product (“GDP”) growth, unemployment rates, commercial real estate conditions, interest rates and other market risk factors. Within this framework, our current expected credit loss models generate PD and LGD at the individual loan or pooled segment level. These components are modeled using borrower characteristics, loan terms, and scenario-specific economic conditions. The product of PD and LGD results in the expected credit loss for each instrument, which aggregates into the Bank’s total
ACL. In addition to model-driven outputs, we incorporate qualitative adjustments where management determines other considerations may be warranted. These adjustments consider factors not fully captured in the models and are reassessed regularly to ensure reserves remain appropriate. Changes in the Company’s assumptions and economic forecasts could significantly affect its estimate of expected credit losses, which could potentially lead to significant changes in the estimate from one reporting period to the next.
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
Estimating the timing and amounts of future losses is subject to significant management judgment as these loss cash flows rely upon assumptions and estimates such as default rates, loss severities, collateral valuations, the amounts and timing of principal payments (including any expected prepayments) or other factors that are reflective of current or future expected conditions. These assumptions and estimates, in turn, depend on industry, borrower, and portfolio specific conditions or economic environments. Economic forecasts are a crucial component of our estimation process, applied over a period deemed reasonable and supportable by management. These forecasts, alongside internal and external data, credit model-
specific reversion assumptions and management judgment, inform our credit loss assumptions. Model imprecision also exists in the allowance for credit losses estimation process due to the inherent time lag of available industry information and differences between expected and actual outcomes.
The following models are utilized for the Company’s portfolios:
Auto Loans. The Company uses models which incorporate macroeconomic forecasts and loan level models for estimating
PD and prepayment. While the Company has access to national data, we use a custom model based on the Company’s internal historical data and apply them to a blend of forecasted scenarios. Based on the portfolio’s composition of loans and their respective credit characteristics (origination year, collateral type, and delinquencies) and economic variables (vehicle values, borrower income trends, and housing market conditions), a cash flow schedule of losses is produced providing the expected loss rate for the segment. Model outputs are back-tested on an ongoing basis to determine adequacy and accuracy on a quarterly basis. When multiple scenarios are considered, the results are weighted.
Commercial Real Estate – Non-Owner Occupied CRE and Multifamily Loans. The Company uses models specific to non-
owner occupied CRE and multifamily loans. The model addresses traditional commercial real estate products dependent on cash flow generated from rents. Based on property information (DSC, LTV, geography, and property type), loan risk characteristics (payment structure, maturity, and interest rate), and economic variables (rent, capitalization rates, vacancy rates and the CRE price index), the model generates a PD and LGD at the individual loan level over the life of the loan, producing an expected loss rate for each instrument across all future periods. Collectively, these form the overall loss rate for the portfolio segment. For each scenario, all future year losses for each instrument are calculated using adjusted PD and
LGD. The sum of the discounted future losses is the allowance. When multiple scenarios are considered, the results are weighted.
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
Current and future changes in economic conditions, including unemployment rates, home prices, index rates, and mortgage rates, are also considered. When multiple scenarios are considered, the results are weighted.
Commercial & Industrial, Commercial Real Estate – Owner Occupied, and Consumer Loans. A loss rate model is utilized for the C&I, CRE Owner Occupied, and Consumer portfolios other than Auto Loans and Loans secured by the cash surrender value of life insurance. The CRE Owner Occupied segment uses the same model as the C&I portfolio because repayment is reliant upon cash flow from associated businesses operating at these properties. The C&I loss rate model considers loan age, credit spread at origination, loan size at origination, regulatory risk rating, loan type, industry sector and macroeconomic factors to determine loan level lifetime expected loss rates. When multiple scenarios are considered, the results are weighted.
Qualitative Factors
Management considers qualitative adjustments to reflect current conditions and reasonable and emerging supportable forecasts not already adequately reflected in quantitative expected loss rates, including but not limited to: Nature &
Volume, Concentration, Control Environment, Loan Review, Management & Staffing, Regulatory, Legal & Tech
Environment, Economic, and Collateral Values. In addition to these risk factors, two qualitative factors, Growth and Other
Management Adjustment, were added after consideration of all relevant potential risk factors extrinsic to the quantitative expected losses.
All of these estimates and assumptions require significant management judgment, and certain assumptions are highly subjective.
Individually Evaluated Loans
When a loan does not share similar risk characteristics with other assets, the loan’s expected credit loss is evaluated individually and no longer evaluated on a collective basis. The net realizable value of the loan is compared to the appropriate loan basis to determine any allowance for credit losses. The Company generally considers non-accrual loans to be collateral-dependent. The practical expedient to measure credit losses using the fair value of the collateral has been exercised.
For collateral-dependent commercial real estate loans, the fair value of collateral is generally based on current appraisals less selling costs.
For single-family residential loans that are collateral dependent, an assessment of value is made using the most recent appraisal or market sales information, less selling costs.
Consumer loans are charged off when they reach 120 days delinquency as a general rule. There are limited cases where the loan is not charged off due to special circumstances and is subject to the collateral review process.

Off-Balance Sheet Credit Exposures, Including Unfunded Loan Commitments
Beyond an ACL to cover estimated expected credit losses in all outstanding loans, the Company provides for any binding commitments to cover estimated credit losses over the contractual period, including other off-balance sheet obligations such as letters of credit (standby), and unused commitments on lines of credits and loans. In order to calculate the allowance for credit losses on unfunded lending commitments for the collectively evaluated segments, usage rates are supported for the unfunded commitments and then multiplied against the qualitative factor adjusted expected credit loss rate of each pool. Changes in the reserve for unfunded commitments are reflected within interest payable and other liabilities on the consolidated balance sheets and provision (reversal of provision) for credit losses on unfunded lending commitments on the consolidated income statements.
Purchased Credit Deteriorated (PCD) Loans: For purchased loans, the Company will consider internal loan grades, delinquency status, collateral value (if secured), vintage, financial asset type, effective interest rate, geographical location and other relevant factors in assessing whether purchased loans are PCD. Loans can be evaluated for PCD at either the individual asset level or collectively based on similar risk characteristics. Purchased loans that have experienced more than insignificant credit deterioration since origination are considered PCD loans.
PCD loans are recorded at the amount paid. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses gross up becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium. The non-credit discount is accreted into interest income using the effective interest method over the remaining contractual life of the loan, adjusted for estimated prepayments. Subsequently, the allowance for credit losses is determined using the same methodology as other loans held for investment measured based on unpaid principal balance net of any amounts charged off or accounted under the cost recovery method. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.
Non-Purchased Credit Deteriorated (“Purchased Seasoned”) Loans: PSL are purchased loans that are either: (1) non-
PCD loans that are obtained in a business combination, or (2) non-PCD loans that (a) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (b) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination.
PSL are recorded at the amount paid. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses gross up becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium. The non-credit discount is accreted into interest income using the effective interest method over the remaining contractual life of the loan, adjusted for estimated prepayments. Subsequently, the allowance for credit losses is determined using the same methodology as other originated loans held for investment measured at amortized cost.
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
Other intangible assets primarily consist of core deposit intangible assets, trade name intangibles and a DUS license and business line intangible arising from whole bank and branch acquisitions. The core deposit intangibles are amortized on an accelerated method over their estimated useful lives, which range from 6 to 10 years and the trade name intangibles and
DUS license and business line intangible are not amortized as they have indefinite lives.
Cash Flows:  Cash and cash equivalents include cash on hand, interest-bearing deposits with other financial institutions with original maturities under 90 days, and daily federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions and Federal Home Loan Bank advances.
Debt Securities:  Debt securities are classified at the time of purchase as available-for-sale or held-to-maturity. Debt securities classified as HTM are recorded at amortized cost when management has the intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when management intends that they might be sold before maturity. Securities classified as AFS are carried at fair value. Unrealized holding gains and losses, net of taxes, are reported in accumulated other comprehensive income or loss on the consolidated balance sheets.
Accreted discounts and amortized premiums are included in interest income using the level yield method, and realized gains or losses from sales of securities are calculated using the specific identification method.
Management measures expected credit losses in accordance with ASC 326, “Financial Instruments – Credit Losses,” on
HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
Nearly all of the mortgage-backed residential securities held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Management has determined there is a zero loss expectation for
HTM debt securities given the nature of the portfolio.
For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors in accordance with ASC 326. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through and allowance for credit losses is recognized in AOCI.

Changes in the allowance for credit losses are recorded as a credit loss expense (or reversal). Losses are charged against the allowance when management believes in the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.
Management’s evaluation of any potential credit losses on the current AFS debt security portfolio is deemed immaterial.
The Company may periodically reassess the classification of certain investments to determine whether a reclassification should be contemplated. If a transfer is deemed appropriate, the transfer occurs at fair value. For securities reclassified from AFS to HTM, the related unrealized gain or loss included in other comprehensive income remains in other comprehensive income, to be amortized out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gains or losses are recorded at the time of transfer.
Equity Securities: Equity securities consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives. These mutual funds are recorded as equity securities at fair value and are included in interest receivable and other assets on the consolidated balance sheets. Gains and losses are included in noninterest expense.
Federal Home Loan Bank Stock: The Company is a member of the Federal Home Loan Bank system. Member banks are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. Cash and stock dividends are reported as income when received.
Bank Term Funding Program: On March 12, 2023, the Treasury Department, Federal Reserve and the FDIC jointly announced the Bank Term Funding Program in an effort to enhance liquidity by allowing institutions to pledge securities or loans as collateral for borrowing. The BTFP expired in March of 2024 making this funding source no longer available to the Company.
Loans Held for Sale: Loans originated for sale in the secondary market or designated for whole loan sales are classified as
LHFS.
Management has elected the fair value option for all single family LHFS (originated with the intent to market for sale) and records these loans at fair value. Gains and losses from changes in fair value of LHFS and realized gains and losses from loan sales are recognized in net gain on mortgage loan origination and sale activities within other noninterest income.
Direct loan origination costs and fees for single family loans originated as held for sale are recognized as noninterest expense.
Multifamily and SBA LHFS are accounted for at the lower of amortized cost or fair value. LOCOM valuations are performed quarterly or at the time of transfer to or from LHFS. Gains and losses from LOCOM valuations and realized gains and losses from loan sales are recognized in net gain on mortgage loan origination and sale activities within other noninterest income. Direct loan origination costs and fees for multifamily and SBA loans classified as held for sale are deferred at origination and recognized in gain on sale in earnings at the time of sale.
Loan Receivables: Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are recorded at the principal balance outstanding, net of charge-offs, unamortized purchase premiums and discounts and unamortized deferred loan fees and costs. The deferred loan fees and costs, as well as purchase premiums and discounts, are recognized in interest income as an adjustment to yield over the term of loans using the effective interest method. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Interest income is accrued on the unpaid principal balance and is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes doubtful, regardless of the length of past due status. Generally, loans are placed on nonaccrual status when their payments are past due for 90 days or more. When interest accruals are discontinued, all unpaid accrued interest is reversed against interest income. Interest received on such loans is accounted for on the cash-
basis or cost-recovery method, until qualifying for return to accrual. A charge-off is generally recorded at 180 days past due if the unpaid principal balance exceeds the fair value of the collateral less costs to sell. Commercial and industrial loans and commercial real estate loans are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan on non-accrual status. Consumer loans, other than those secured by real estate, are typically charged off no later than 180 days past due. Loans are returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.
Loans acquired in our acquisitions are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans.
Purchased loans are also evaluated to determine if they have experienced a more-than-insignificant deterioration in credit quality since origination or issuance as of the acquisition date and are classified as either (i) loans purchased without evidence of deteriorated credit quality (“non-PCD loans”), or (ii) loans purchased that have experienced a more-than-
insignificant deterioration in credit quality, referred to as PCD loans.
Acquired non‑PCD loans are those loans for which there was no evidence of a more-than-insignificant credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments. Acquired non‑PCD loans, together with originated loans, are referred to as non‑PCD loans. Prior to the adoption of ASU 2025-08, non-PCD loans are recorded at fair value at the acquisition date, with the resulting credit and non-credit discount or premium being amortized or accreted into interest income using the interest method. Purchase discounts or premiums on acquired non‑PCD loans are recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method or taken into income when the related loans are paid off or sold.
Acquired financial assets with credit deterioration (PCD assets) are recorded at the purchase price plus the allowance for credit losses expected at the time of acquisition. Acquired PCD loans are initially recorded at fair value, with the resulting non-credit discount or premium being amortized or accreted into interest income using the interest method. The credit allowance is recognized through a gross-up that increases the amortized cost basis of the asset with no effect on net income. Subsequent to the acquisition date, the allowance for credit losses for both PCD and non-PCD loans is estimated using the same methodology to determine current expected credit losses that is applied to all other loans.
Classified Assets: Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.
“Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,”
on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as
“loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When an insured institution classifies problem assets as “loss,” it is required to charge off or provide a specific reserve for such amount. The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by its primary regulator, which may require the establishment of additional general or specific loss allowances.
Modifications to Borrowers Experiencing Financial Difficulty: When a borrower experiences financial difficulty, the
Company may provide a modification or restructure for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. These modified or restructured loans are classified as MBFDs. MBFDs may include other than insignificant delays in payment of amounts due, forgiveness of principal, extension of the terms of the loan, or a reduction in the interest rate on the loans. In certain instances, the Company may grant more than one type of modification.
The granting of modifications for 2025 and 2024 did not have a material impact on the ACL.
Derivative Instruments and Hedging Activities: In the ordinary course of business, the Company enters into derivative transactions to manage various risks and to accommodate the business requirements of its customers. The fair value of derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets. All derivatives are evaluated at inception as to whether or not they are hedge accounting or non-hedge accounting activities. For derivative instruments designated as non-hedge accounting activities (also referred to as economic hedges), the change in fair value is recognized currently in earnings. Gains and losses on derivative contracts utilized for economically hedging the mortgage pipeline are recognized as part of the net gain on mortgage loan origination and sale activities within other noninterest income. Gains and losses on derivative contracts utilized for economically hedging our single family MSRs are recognized as part of loan servicing income within noninterest income.
Derivative instruments expose the Company to credit risk in the event of nonperformance by counterparties. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. The Company minimizes counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, as appropriate.
The Company also executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. These interest rate swaps are economically hedged by simultaneously entering into an offsetting interest rate swap that the Company executes with a third party, such that the Company minimizes its net risk exposure.
Other Real Estate Owned: Other real estate owned, which represents real estate acquired through foreclosure of real estate related loans, is initially recorded at fair value less estimated selling costs of the real estate. This valuation is based on current independent appraisals obtained at the time of acquisition, less costs to sell when acquired, thus establishing a new carrying value. Loan balances in excess of carrying value of the real estate acquired at the date of acquisition are charged to the allowance for credit losses. Any subsequent operating expenses or income of such properties as well as gains and losses on the sale of OREO are included in noninterest expense on the consolidated income statements.
Premises and Equipment:  Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation. Estimated useful lives of buildings and equipment are from 10 to 30 years and from 3 to 10 years, respectively. Depreciation is computed generally on a straight-line basis. Leasehold improvements are amortized over the shorter of the original lease term or their economic useful lives. The Company periodically evaluates premises and equipment for impairment.
Leases: We determine if an arrangement is a lease at inception. Operating leases are included in lease right-of-use assets, and lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The lease liability is recognized at commencement date based on the present value of lease payments over the lease term. The right-of-use asset is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as prepaid rent, lease incentives and deferred rent. As the rate implicit in most of our leases are not readily determinable, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease contract at commencement date. We have lease agreements with lease and non-lease components, which are generally accounted for separately for real estate leases.
Certain of our lease agreements include rental payments that adjust periodically based on changes in the Consumer Price
Index. Subsequent increases in the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. The ROU assets and lease liabilities are not re-measured as a result of changes in the CPI.
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
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key current and former executives. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Low Income Housing Tax Credit and Community Reinvestment Act Investments: As part of the CRA portfolio, the
Company invests in qualified affordable housing projects and LIHTC investments that are designed to promote qualified affordable housing programs and generate a return primarily through the realization of federal tax credits. These investments are accounted for using the proportional amortization method. The investment balances are included in interest receivable and other assets on the consolidated balance sheets.
Off-Balance Sheet Instruments: In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to make loans and commercial letters of credit, and standby letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded in the financial statements when they are funded.

Impairment of Long-Lived Assets: The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Share-Based Compensation: Stock-based compensation expense for all share-based awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Stock Compensation.” The Company recognizes these compensation costs for only those awards expected to vest over the service period of the award. Forfeitures are recognized when they occur. The 2025 Equity Plan, adopted by shareholders in August 2025, provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance awards, dividend equivalent awards and other awards. All share-based awards that are granted after the Merger date will be issued under the
2025 Equity Plan. As of December 31, 2025, only RSUs have been granted under the 2025 Equity Plan. Total shares issuable under the 2025 Equity Plan are 7,315,390, excluding shares that may be delivered pursuant to outstanding awards under prior plans.
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
In connection with Mechanics Bank becoming a wholly-owned subsidiary of the Company, which is publicly traded, and the stock of Mechanics Bank being exchanged for shares of Class A common stock of the Company as a result of the
Merger, the Company has elected to settle share-based compensation awards in Class A common stock of the Company that were outstanding following the Merger that historically were settled in cash by Mechanics Bank. Accordingly, during
2025, the Company modified the classification of these outstanding awards from liability to equity. These outstanding awards also were remeasured at the modification date fair value, and the previously recognized liability was reclassified to common stock within the consolidated balance sheets. Compensation cost for these remeasured awards will be recognized over the remaining applicable award vesting period.
Earnings per Share: The Company has two classes of common stock and, as such applies the “two-class method” of computing earnings per share in accordance with ASC 260, “Earnings Per Share.” Earnings are allocated in the same manner as dividends would be distributed. The Company’s common shareholders are entitled to equally share in all dividends and distributions based on such shareholders’ pro rata ownership interest in the Company, except that each share of Class B common stock is treated as if such share had been converted into ten Class A Shares for purposes of calculating the economic rights of the Class B Shares, including upon liquidation of the Company or the declaration of dividends or distributions by the Company. Basic earnings per share excludes potential dilution from common equivalent shares, such as those associated with stock-based compensation awards, and is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as common equivalent shares associated with stock-based compensation awards, were exercised or converted into common stock that would then share in the net earnings of the Company. Potential dilution from common equivalent shares is determined using the treasury stock method, reflecting the potential settlement of stock-based compensation awards resulting in the issuance of additional shares of the Company’s common stock. Stock-based compensation awards that would have an anti-
dilutive effect have been excluded from the determination of diluted earnings per share.
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
Income Taxes: The Company’s accounting for income taxes is based on an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year, and recognizes deferred tax assets and liabilities for the future tax consequences for transactions that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of tax assets and liabilities is based on enacted tax laws and rates. A valuation allowance, if needed, will reduce deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, based upon the technical merits of the position, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense (benefit) on the consolidated income statements.
Fair Value: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value is an exit price, representing the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular instruments. Fair value measures are classified according to a three-tier fair value hierarchy, which is based on the observability of inputs used to measure fair value. Changes in assumptions or in market conditions could significantly affect these estimates.
Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the
Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and the equity component of the
AFS to HTM debt security transfer discussed in Note 3, “Debt Securities.” In addition, changes in the funded status of the pension plan and supplemental retirement plans are also recognized as separate components of equity.
Segments: The Company has one reportable segment: community banking. The segment primarily encompasses the commercial loan and deposit activities of the Company as well as retail lending and deposit activities in areas surrounding the branches. Our CODM, the Chief Executive Officer, manages the Company’s business activities as one single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes net interest income, noninterest income and noninterest expenses (salary and employee benefits, occupancy, equipment and general, administrative and other) at the consolidated level to manage the Company’s operations.
Other Significant Events and Transactions: The Company has had no other significant events other than the above reverse merger during the periods represented in the consolidated financial statements.
Recent Adopted Accounting Guidance
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax
Disclosures,” which expands disclosures in an entity’s income tax rate reconciliation table and taxes paid both in the U.S.
and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. For the year ended December 31, 2025, the Company retrospectively adopted the annual disclosure requirements of ASU 2023-09, except for the expanded disclosure requirements, the adoption of this guidance had no impact on the Company's consolidated financial statements. See Note 17, “Income Taxes” for applicable income tax-related disclosures required by this guidance.
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased
Loans,” which amends the guidance in ASC 326 on the accounting for certain purchased loans. ASU 2025-08 is effective for interim and annual reporting periods beginning after December 15, 2026. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. In the fourth quarter of 2025, the Company early adopted ASU 2025-08 which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (purchased seasoned loans) by recognizing them at their purchase price plus an allowance for expected credit losses (gross-up approach). Purchased seasoned loans are defined as either: (1) non-PCD loans that are obtained in a business combination, or (2) non-PCD loans that (a) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (b) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. The Company applied the guidance effective as of January 1, 2025. As a result, for purchased seasoned loans acquired in the HomeStreet merger, the Company established an allowance for credit losses of $20.3 million at the date of acquisition for these loans and reversed the provision for credit losses recorded in the third quarter of 2025, and recorded it as part of the acquired loans initial amortized cost basis. The impact of the adjustments from the adoption of this ASU as of September 30, 2025, and for the three and nine months ended September
30, 2025 is presented in Note 26, “Quarterly Financial Data.”
Recent Accounting Developments
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense
Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. In January 2025, the FASB also issued ASU 2025-01, “Income Statement-Reporting Comprehensive
Income-Expense Disaggregation Disclosures-Clarifying the Effective Date,” which amends the effective date of ASU
2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The enhanced income statement expense disclosure requirements apply on a prospective basis. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures. The adoption of ASU 2024-03 and ASU 2025-01 will not have an impact on the Company’s financial position or results of operation as it impacts disclosures only. We are assessing the impact on our disclosures.
NOTE 2-BUSINESS COMBINATION
As discussed in Note 1, “Summary of Significant Accounting Policies,” on September 2, 2025, the Merger by and among
Mechanics Bancorp (formerly known as HomeStreet, Inc.), HomeStreet Bank and Mechanics Bank was consummated. In connection with the Merger, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the
Merger and becoming a wholly-owned subsidiary of Mechanics Bancorp. The Merger is considered a reverse acquisition in which Mechanics Bank is the accounting acquirer (legal acquiree), HomeStreet Bank is the accounting acquiree and
Mechanics Bancorp is the legal acquirer. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger as of September 2, 2025, at their acquisition date fair values.
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
The Merger was accounted for as a reverse acquisition, with the purchase price determined based on the number of equity interests the legal acquiree would have had to issue to give the owners of the legal acquirer the same percentage equity interest in the combined entity that results from the reverse acquisition. Therefore, the first step in calculating the purchase price is to determine the ownership of the combined company following the Merger. The table below shows the calculation to determine the ownership of the Company following the Merger using shares of Company common stock and Mechanics
Bank common stock outstanding as of September 2, 2025, and the fixed exchange ratio of 3,301.0920 applied to shares of outstanding Mechanics Bank voting common stock and 330.1092 to shares of outstanding Mechanics Bank non-voting common stock.

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
The following table provides the preliminary purchase price allocation and the assets acquired and liabilities assumed at their estimated fair values as of the Merger date, resulting in a preliminary bargain purchase gain of $145.5 million. The preliminary bargain purchase gain resulted from a combination of factors. First, HomeStreet was an unprofitable company, losing $27.5 million after-tax in 2023, $144.3 million after-tax in 2024 and $8.9 million reported across the first two quarters of 2025. As such, public market investors priced its shares at a significant discount to HomeStreet’s reported tangible book value. Second, HomeStreet was subject to a failed merger attempt with FirstSun Capital Bancorp in 2024.
This failed merger occurred due to an inability to obtain regulatory approval. Any failed merger may cause difficulty retaining key employees, which may have contributed to HomeStreet’s desire to find a new merger partner quickly. Third,
HomeStreet recorded a valuation allowance in 2024 against its deferred tax asset due to uncertainty surrounding its prospects of achieving future profitability. However, Mechanics Bancorp is a profitable company and expects to be able to utilize the deferred tax assets acquired from HomeStreet over time. $60.0 million of the net assets acquired from
HomeStreet came from deferred tax assets, which significantly contributed to the $145.5 million preliminary bargain purchase gain.
The estimates of fair value were recorded based on initial valuations at the Merger date and these estimates are considered preliminary as of December 31, 2025, and are subject to adjustment for up to one year after the Merger date, and any changes could be material. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Additional information may be obtained during the measurement period that could result in changes to the estimated fair value amounts, and that could result in adjustments to the valuation amounts presented herein. The
Company’s taxes are provisional along with the DUS valuation and review of certain contracts assumed in the Merger. The measurement period ends on the earlier of one year after the Merger date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger date have been obtained.

(in thousands)	September 2, 2025

Net assets identified
Purchase price consideration		$265,803
Fair value of assets acquired:
Cash and cash equivalents	$156,890
Total investment securities	1,028,627
Loans held for sale	39,489
Loans held for investment (1)	5,645,715
Allowance for credit losses	(83,746)
Mortgage servicing rights	89,533
Premises and equipment	31,979
Other intangible assets (2)	190,913
Deferred tax assets	59,960
Other assets (1)	283,526
Total assets acquired (1)	$7,442,886
Fair value of liabilities assumed:
Deposits	$5,743,725
FHLB advances	1,005,370
Long-term debt	193,466
Accrued interest payable and other liabilities	89,062
Total liabilities assumed	$7,031,623
Net assets acquired		411,263
Bargain purchase gain		$145,460
(1)Revised for the adoption of ASU 2025-08. See Note 26, “Quarterly Financial Data (Unaudited)” for details of the impact of the adoption for the quarter and nine months ended September 30, 2025.
(2)Consists of $100.2 million of a DUS license and business line intangible and $90.8 million of core deposit intangibles assets.
During the quarter ended December 31, 2025, the Company obtained additional information regarding facts and circumstances that existed as of the September 2, 2025 acquisition date. As a result, the Company recorded measurement period adjustments to provisional amounts recognized in the opening balance sheet. The adjustments include an increase to other intangible assets related to the DUS intangible of $77 million and a reduction to deferred tax assets of $21 million.
The net impact of these adjustments increased the recognized bargain purchase gain by $55 million, which is reflected retrospectively in the Company’s consolidated financial statements as of the acquisition date.
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
Loans held for investment: A valuation of the loans held for investment portfolio was performed by a third party as of the
Merger date to assess the fair value. The loans held for investment portfolio were segmented into three groups, including performing PCD loans, non-performing PCD loans and PSL. Non-performing PCD loans were evaluated based on individual risk characteristics such as nonaccrual status. A subset of the performing PCD loans were collectively assessed for PCD designation based on their vintage and financial asset type. Certain commercial real estate loans with an unpaid principal balance of $2.4 billion, which were originated during the COVID pandemic period between March 2020 and May
2023, have experienced more than insignificant credit deterioration since origination as a collective. This population of loans is characterized by a historically low-interest rate environment at origination and rates have since risen significantly as of the acquisition date, which has impacted this loan population’s creditworthiness as a result of declining collateral values and debt-service coverage ratios. The ACL related to these COVID pandemic period loans at the Merger date was
$29.5 million.
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

(in thousands)	September 2, 2025

Principal of PCD loans acquired	$2,956,577
PCD ACL at acquisition	(63,494)
Non-credit discount on PCD loans	(108,617)
Fair value of PCD loans	$2,784,466
Of the loans held for investment acquired, $2.9 billion were identified as PSL on the Merger date. The following table provides a summary of loans considered PSL at acquisition:

(in thousands)	September 2, 2025

Principal of PSL acquired	$2,872,909
PSL ACL at acquisition	(20,252)
Non-credit discount on PSL	(72,365)
Fair value of PSL	$2,780,292
Mortgage servicing rights: The fair values of single family mortgage and SBA servicing rights are based on an income approach, developed by a third party. The fair values of non-DUS multifamily and DUS servicing rights are based on an income approach, developed by internal models.
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
Other intangibles acquired of $100.2 million related to a DUS license and business line was recognized related to the
Merger. The updated value of the DUS license and business line intangible was determined based on the asset purchase agreement between Mechanics Bank and Fifth Third entered into on December 3, 2025, in which Mechanics Bank has agreed to sell, and Fifth Third has agreed to purchase, Mechanics Bank’s Fannie Mae DUS business line acquired in the
Merger. In connection with the Agreement, Fifth Third will acquire the DUS servicing portfolio, including the DUS multifamily mortgage servicing rights. The aggregate purchase price for the DUS business line is estimated to be approximately $130 million, subject to adjustment for changes in the fair value at closing of the DUS multifamily MSRs being transferred in the purchase. The value of the DUS license and business line intangible reflects the sales price, less the estimated value of DUS multifamily MSRs and estimated brokerage fees.
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
The Company’s operating results for 2025 include the operating results of the acquired assets and assumed liabilities of historical HomeStreet, Inc. subsequent to the Merger date.
The following table shows the amount of the expenses related to the Merger for 2025:

(in thousands)	Year Ended December 31, 2025

Severance and employee related	$28,658
Legal and professional	19,673
System conversion, integration and other	25,034
$73,365
From the Merger date through December 31, 2025, HomeStreet contributed approximately $100 million of revenue
(consisting of net interest income and noninterest income) to the Company’s consolidated results.
Pro-Forma Financial Information (Unaudited)
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
and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Year Ended December 31,
(in thousands)	2025	2024

Net interest income	$721,675	$694,368
Noninterest income (loss)	111,327	(43,044)
Net income before income taxes (1)	248,392	15,132
(1)The pro forma net income before income taxes includes $73.4 million of acquisition and integration costs from the Merger for 2024.

NOTE 3–DEBT SECURITIES
The following table presents the amortized cost and fair value of the debt securities portfolio as of the dates indicated:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$458,290	$13,518	$(649)	$471,159
Mortgage-backed securities - residential	2,871,733	36,881	(24,325)	2,884,289
Mortgage-backed securities - commercial	381,934	1,622	(11,750)	371,806
Collateralized loan obligations	188,500	1	(185)	188,316
Corporate bonds	51,828	527	(2,440)	49,915
U.S. Treasury securities	20,623	46	—	20,669
Agency debentures	7,243	9	(21)	7,231
Total securities available-for-sale	$3,980,151	$52,604	$(39,370)	$3,993,385

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held-to-maturity
Obligations of states and political subdivisions	$12,902	$545	$(6)	$13,441
Mortgage-backed securities - residential	1,012,716	—	(134,994)	877,722
Mortgage-backed securities - commercial	311,014	—	(31,359)	279,655
Total securities held-to-maturity	$1,336,632	$545	$(166,359)	$1,170,818

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$91,799	$699	$(1,199)	$91,299
Mortgage-backed securities - residential	2,694,745	2,107	(53,164)	2,643,688
Mortgage-backed securities - commercial	259,793	22	(18,953)	240,862
Collateralized loan obligations	50,000	—	—	50,000
Corporate bonds	43,968	—	(4,566)	39,402
Total securities available-for-sale	$3,140,305	$2,828	$(77,882)	$3,065,251

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held-to-maturity
Obligations of states and political subdivisions	$14,193	$509	$(30)	$14,672
Mortgage-backed securities - residential	1,115,389	—	(196,949)	918,440
Mortgage-backed securities - commercial	310,912	—	(48,024)	262,888
Total securities held-to-maturity	$1,440,494	$509	$(245,003)	$1,196,000
In addition to the reported fair values of the debt securities reflected above, the Company is entitled to receive accrued interest and dividends from its securities. Included in interest receivable and other assets on the consolidated balance sheets as of December 31, 2025 and 2024 was $20.2 million and $15.9 million, respectively, of interest and dividends receivable from the Company’s debt securities. Accrued interest receivable from securities available-for-sale totaled $17.8 million and
$13.6 million at December 31, 2025 and 2024, respectively. Accrued interest receivable from securities held-to-maturity totaled $2.2 million and $2.4 million at December 31, 2025 and 2024, respectively.

Substantially all the mortgage-backed securities represent securities issued or guaranteed by government sponsored enterprises and government entities. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal and corporate entities. As of December 31, 2025 and 2024, substantially all securities held, including municipal bonds, corporate debt securities, and collateralized loan obligations were rated investment grade based upon nationally recognized statistical rating organizations where available.
At December 31, 2025, the Company held $49.5 million of trading securities, consisting of U.S. Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and reported as trading securities on the consolidated balance sheets. For 2025, net gains of $144 thousand on trading securities were recorded in loan servicing income. At December 31, 2024, there were no trading securities, and there were no net gains or losses on trading securities for 2024.
In accordance with accounting standards, only the realized gains and losses from securities transactions are included in the consolidated income statements as net gain (loss) on sale of investment securities. In 2025, investment securities were sold primarily to generate liquidity for the Merger. During the first quarter of 2024, the Company executed an investment portfolio restructuring of its AFS investment securities portfolio. The Company sold $1.8 billion of lower yielding AFS securities and realized a loss of $207.2 million. The proceeds from the sale were used to purchase $1.6 billion of higher yielding investments. No gross gains were realized on the sales.
The following table presents proceeds, gross realized gains and gross realized losses from sales and calls of available-for-
sale investments:

	Year Ended December 31,
(in thousands)	2025	2024

Proceeds	$940,224	$1,629,114
Gross gains	5,493	—
Gross losses	925	207,203
Tax-exempt interest income on investment securities was $7.8 million and $3.1 million for 2025 and 2024, respectively.
The Company reassessed classification of certain investments and effective January 1, 2022, transferred $1.7 billion in residential and commercial mortgage-backed securities from available-for-sale to held-to-maturity securities. The transfer occurred at fair value. The related net unrealized loss of $23.5 million, or $16.7 million net of deferred taxes, included in accumulated other comprehensive income remained in accumulated other comprehensive income. For 2025 and 2024, $2.5 million and $2.6 million, respectively, of the unrealized loss was accreted to interest income as a yield adjustment through earnings and will be accreted over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

The following table summarizes available-for-sale securities with unrealized losses at December 31, 2025 and 2024 aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2025
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of states and political subdivisions	$27,015	$151	$30,244	$498	$57,259	$649
Mortgage-backed securities - residential	72,234	384	393,915	23,941	466,149	24,325
Mortgage-backed securities - commercial	106,225	405	156,600	11,345	262,825	11,750
Collateralized loan obligations	138,315	185	—	—	138,315	185
Corporate bonds	3,543	101	27,661	2,339	31,204	2,440
Agency debentures	4,877	21	—	—	4,877	21
Total	$352,209	$1,247	$608,420	$38,123	$960,629	$39,370

Number of securities with unrealized losses		83		240		323

	December 31, 2024
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of states and political subdivisions	$19,273	$162	$28,394	$1,037	$47,667	$1,199
Mortgage-backed securities - residential	1,381,125	15,337	311,751	37,827	1,692,876	53,164
Mortgage-backed securities - commercial	98,071	422	107,118	18,531	205,189	18,953
Corporate bonds	—	—	39,402	4,566	39,402	4,566
Total	$1,498,469	$15,921	$486,665	$61,961	$1,985,134	$77,882

Number of securities with unrealized losses		60		280		340
The Company did not record an ACL on the debt securities portfolio at December 31, 2025 and 2024. As of both dates, the
Company considers any unrealized or unrecognized loss across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit quality. The
Company maintains that it has the intent and ability to hold these securities until the amortized cost basis of each security is recovered, which may be at maturity, and likewise concluded as of December 31, 2025, that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following factors were considered in determining that an ACL was not required at December 31, 2025 and 2024.
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
Collateralized Loan Obligations: The unrealized losses on the Company’s collateralized loan obligations are primarily due to slightly wider spreads. Management conducts ongoing monitoring of these securities including analysis of credit enhancement and performance of the underlying collateral. Management expects to recover the entire amortized cost basis of these securities.

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
U.S. Treasury Securities: There were no unrealized losses on the Company’s U.S. Treasury securities.
Agency Debentures: The unrealized losses on the Company’s investments in agency debentures are primarily due to changes in interest rates. These securities are either implicitly or explicitly guaranteed by the U.S. government, as such management expects to recover the entire amortized cost basis of these securities.
At December 31, 2025, investment securities with a carrying value of $3.4 billion were pledged to secure borrowings from the Federal Reserve, and investment securities with a carrying value of $1.7 billion were pledged to secure the Company’s obligations to collateralize certain public, trust and bankruptcy deposits as required by law.
As of December 31, 2025, there were no past due or nonaccrual available-for-sale or held-to-maturity securities.
The fair value of available-for-sale securities and the amortized cost and fair value of held-to-maturity debt securities are shown by contractual maturity in the following tables. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of securities as of December 31, 2025, were as follows:

	December 31, 2025

(in thousands)	Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Securities available-for-sale
Obligations of states and political subdivisions	$344	$45,175	$104,645	$320,995	$471,159
Mortgage-backed securities - residential	602	14,463	24,896	2,844,328	2,884,289
Mortgage-backed securities - commercial	2,543	187,736	162,269	19,258	371,806
Collateralized loan obligations	—	—	—	188,316	188,316
Corporate bonds	—	3,542	46,373	—	49,915
U.S. Treasury securities	—	20,669	—	—	20,669
Agency debentures	—	1,394	3,652	2,185	7,231
Total	$3,489	$272,979	$341,835	$3,375,082	$3,993,385

	December 31, 2025
(in thousands)	Within One Year		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total

Securities held-to- maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of states and political subdivisions	$3,500	$3,501	$3,099	$3,136	$4,664	$5,003	$1,639	$1,801	$12,902	$13,441
Mortgage-backed securities - residential	—	—	55	54	—	—	1,012,661	877,668	1,012,716	877,722
Mortgage-backed securities - commercial	—	—	170,449	155,023	140,565	124,632	—	—	311,014	279,655
Total	$3,500	$3,501	$173,603	$158,213	$145,229	$129,635	$1,014,300	$879,469	$1,336,632	$1,170,818

NOTE 4-LOANS AND CREDIT QUALITY
The loan receivables portfolio consisted of the following as of the dates indicated:

	December 31,
(in thousands)	2025	2024

Commercial and industrial	$482,170	$410,040
Commercial real estate
Multifamily	5,355,252	2,794,581
Non-owner occupied	1,740,277	1,657,597
Owner occupied	689,079	360,100
Construction and land development	493,992	104,430
Residential real estate	3,970,803	2,280,963
Auto	791,012	1,596,935
Other consumer	654,351	438,851
Total loan receivables before allowance for credit losses	14,176,936	9,643,497

Allowance for credit losses on loans	(153,319)	(88,558)
Net loan receivables	$14,023,617	$9,554,939
At December 31, 2025, $10.5 billion of loans were pledged to secure borrowings from the FHLB, and $1.3 billion of loans were pledged to secure borrowings from the Federal Reserve.
Credit Risk Concentrations
The Company’s portfolio of non-owner occupied and owner occupied commercial real estate, multifamily and residential real estate loans are primarily to borrowers in California, or are secured by real estate collateral located in California. Such loans represented 76% of total loans in these segments as of December 31, 2025. In addition, substantial portions of the
Company’s loans are multifamily and residential real estate. At December 31, 2025, multifamily loans represented 38% of the loan portfolio and residential real estate loans represented 28% of the loan portfolio.
Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses on loans by portfolio segment for 2025 and
2024.

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Year Ended December 31, 2025
Allowance for credit losses on loans
Beginning balance	$4,869	$35,097	$4,656	$41,282	$2,654	$88,558
Initial allowance on acquired PCD loans (1)	15,923	42,934	4,612	1	24	63,494
Initial allowance on acquired PSL (1)	—	12,595	7,657	—	—	20,252
Provision (reversal of provision) for credit losses	(4,341)	24,128	(3,526)	2,880	1,362	20,503
Loans charged off	(8,398)	(428)	(105)	(40,679)	(2,411)	(52,021)
Recoveries	364	—	—	11,519	650	12,533
Ending balance	$8,417	$114,326	$13,294	$15,003	$2,279	$153,319
(1)ACL on loans identified as PCD and PSL on the Merger date. For additional discussion on PCD loans and PSL, refer to Note 1, “Summary of
Significant Accounting Policies,” and Note 2, “Business Combination.”

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Year Ended December 31, 2024
Allowance for credit losses on loans
Beginning balance	$5,805	$31,486	$6,745	$87,053	$2,689	$133,778
Provision (reversal of provision) for credit losses	(682)	3,611	(2,079)	(4,855)	2,446	(1,559)
Loans charged off	(1,221)	—	(10)	(55,097)	(3,218)	(59,546)
Recoveries	967	—	—	14,181	737	15,885
Ending balance	$4,869	$35,097	$4,656	$41,282	$2,654	$88,558
In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments, which is included in interest payable and other liabilities on the consolidated balance sheets. The following table presents changes in the allowance for credit losses on unfunded lending commitments for the years indicated:

	Year Ended December 31,
(in thousands)	2025	2024

Allowance for credit losses on unfunded lending commitments
Beginning balance	$4,366	$4,314
Initial allowance for credit losses	3,736	—
Provision (reversal of provision) for credit losses	(987)	52
Ending balance	$7,115	$4,366
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the
LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s quantitative and qualitative expected losses for current and forecasted periods.
As of December 31, 2025, the quantitative expected loss rates decreased when compared to December 31, 2024, due to the
HomeStreet acquisition and the continued runoff of the auto portfolio. During 2025, the qualitative factors increased due to increased concentration, control environment and other nature and volume risk.
There were no material changes to the methodologies for estimating credit losses for the periods presented.
Disclosures related to the amortized cost of loans excludes accrued interest receivable. The Company has elected to exclude accrued interest receivable from the evaluation of the allowance for credit losses. Accrued interest receivable on loans held for investment was $53.1 million and $33.6 million at December 31, 2025 and 2024, respectively, and is included in interest receivable and other assets on the consolidated balance sheets.
Credit Quality
Nonaccrual loans include both individually evaluated loans and smaller balance homogeneous loans that are collectively evaluated. Loans whose repayments are insured by the Federal Housing Administration, or guaranteed by the Department of Veterans’ Affairs or Ginnie Mae, are maintained on accrual status even if 90 days or more past due.

The following table presents the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of December 31, 2025 and 2024:

	December 31, 2025
(in thousands)	Nonaccrual With No Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing

Commercial and industrial	$5,310	$11,196	$—
Commercial real estate
Multifamily	3,387	3,387	—
Non-owner occupied	953	12,539	—
Owner occupied	1,644	1,870	—
Construction and land development	140	2,962	—
Residential real estate	3,766	6,765	3,943
Auto	—	4,143	—
Other consumer	—	1	—
Total	$15,200	$42,863	$3,943

	December 31, 2024
(in thousands)	Nonaccrual With No Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing

Commercial and industrial	$1,145	$1,145	$211
Commercial real estate
Multifamily	—	—	—
Non-owner occupied	—	—	—
Owner occupied	—	—	—
Construction and land development	441	441	—
Residential real estate	2,854	2,854
Auto	564	6,252	—
Other consumer	1	1	—
Total	$5,005	$10,693	$211
The following table presents the amortized cost of collateral-dependent loans by class and collateral type as of
December 31, 2025 and 2024:

	December 31, 2025
(in thousands)	Auto	Equipment	Land	Multifamily	Retail Building	Single Family Residential	Other non- real estate	Total Loans

Commercial and industrial	$—	$—	$—	$—	$3,819	$—	$4,674	$8,493
Commercial real estate
Multifamily	—	—	—	17,869	—	—	—	17,869
Non-owner occupied	—	—	—	—	12,539	—	—	12,539
Owner occupied	—	—	—	—	742	—	1,128	1,870
Construction and land development	—	—	2,962	—	—	—	—	2,962
Residential real estate	—	—	—	157	—	4,121	—	4,278
Total	$—	$—	$2,962	$18,026	$17,100	$4,121	$5,802	$48,011

	December 31, 2024
(in thousands)	Auto	Equipment	Land	Multifamily	Retail Building	Single Family Residential	Other non- real estate	Total Loans

Commercial and industrial	$5	$10	$—	$—	$1,064	$—	$—	$1,079
Commercial real estate
Construction and land development	—	—	441	—	—	—	—	441
Residential real estate	—	—	—	—	—	2,853	—	2,853
Total	$5	$10	$441	$—	$1,064	$2,853	$—	$4,373
The following tables present the aging of the amortized cost in past due loans as of December 31, 2025 and 2024 by class of loans:

	December 31, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans

Commercial and industrial	$3,277	$1,066	$8,024	$12,367	$469,803	$482,170
Commercial real estate
Multifamily	—	—	1,614	1,614	5,353,638	5,355,252
Non-owner occupied	50	—	11,586	11,636	1,728,641	1,740,277
Owner occupied	—	1,349	226	1,575	687,504	689,079
Construction and land development	—	—	2,962	2,962	491,030	493,992
Residential real estate	14,274	4,944	7,187	26,405	3,944,398	3,970,803
Auto	25,984	7,078	3,086	36,148	754,864	791,012
Other consumer	288	149	1	438	653,913	654,351
Total	$43,873	$14,586	$34,686	$93,145	$14,083,791	$14,176,936

	December 31, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans

Commercial and industrial	$1,920	$82	$278	$2,280	$407,760	$410,040
Commercial real estate
Multifamily	1,940	—	—	1,940	2,792,641	2,794,581
Non-owner occupied	513	—	—	513	1,657,084	1,657,597
Owner occupied	1,005	—	—	1,005	359,095	360,100
Construction and land development	5,400	—	140	5,540	98,890	104,430
Residential real estate	13,662	406	502	14,570	2,266,393	2,280,963
Auto	53,197	12,637	5,161	70,995	1,525,940	1,596,935
Other consumer	361	214	1	576	438,275	438,851
Total	$77,998	$13,339	$6,082	$97,419	$9,546,078	$9,643,497

The following tables present the amortized cost of loans at December 31, 2025 and 2024 that were both experiencing financial difficulty and modified during 2025 and 2024, by class and by type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each class of financing receivable is also presented below.

	Year Ended December 31, 2025
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial and industrial	$—	$—	$—	$—	$—	$—	$6,237	1.29%
Commercial real estate
Multifamily	—	1,614	—	—	—	—	—	0.03%
Construction and land development	—	—	—	—	—	—	2,822	0.57%
Residential real estate	—	1,259	—	—	—	—	1,809	0.08%
Total	$—	$2,873	$—	$—	$—	$—	$10,868	0.10%

	Year Ended December 31, 2024
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial and industrial	$—	$—	$835	$—	$—	$—	$—	0.20%
Total	$—	$—	$835	$—	$—	$—	$—	0.01%
The Company has committed to lend no additional amounts to the borrowers included in the previous tables.
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for 2025 and 2024:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Weighted-Average Payment Delay <months>	Weighted-Average Term Extension <months>	Weighted-Average Term Extension <months>

Commercial and industrial	29	29	47
Commercial real estate
Multifamily	3	—	—
Construction and land development	18	18	—
Residential real estate	45	61	—

Total	27	32	47
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

For loan modifications to borrowers experiencing financial difficulty for 2025 and 2024, the following tables present the payment status of loans that were modified in the last 12 months, with related amortized cost balances, as of the dates indicated:

	Payment Status (Amortized Cost)
	December 31, 2025
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total

Commercial and industrial	$1,912	$97	$409	$3,819	$6,237
Commercial real estate
Multifamily	—	—	—	1,614	1,614
Construction and land development	—	—	—	2,822	2,822
Residential real estate	2,317	—	—	751	3,068
Total	$4,229	$97	$409	$9,006	$13,741

	Payment Status (Amortized Cost)
	December 31, 2024
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total

Commercial and industrial	$835	$—	$—	$—	$835
Total	$835	$—	$—	$—	$835
The following table presents the amortized cost of loans that had a payment default (i.e. borrower missed a regularly scheduled payment) and were past due for 2025 and that were modified in the last 12 months.

	December 31, 2025
(in thousands)	Payment Delay	Term Extension	Combined Payment Delay and Term Extension	Total

Commercial and industrial	$—	$—	$4,325	$4,325
Commercial real estate
Multifamily	1,614	—	—	1,614
Construction and land development	—	—	2,822	2,822
Residential real estate	—	—	751	751
Total	$1,614	$—	$7,898	$9,512
There were no loans that had a payment default and were past due for 2024 and that were modified in the last 12 months.
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
The Company uses the following definitions for risk ratings:
Special Mention.  Loans designated as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
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

The following table presents the amortized cost by loan risk category and origination year for commercial and industrial and commercial real estate loan classes at December 31, 2025 and 2024. In addition, year-to-date charge-offs for 2025 and
2024 are presented by origination year.

(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025

Commercial and industrial
Risk rating
Pass	$22,961	$40,427	$52,574	$24,657	$19,914	$78,344	$200,344	$225	$439,446
Special mention	—	104	—	472	162	2,828	—	—	3,566
Substandard	64	634	65	23,257	400	14,487	251	—	39,158
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,025	$41,165	$52,639	$48,386	$20,476	$95,659	$200,595	$225	$482,170
Year-to-date gross charge-offs	$40	$75	$47	$6,772	$230	$19	$1,215	$—	$8,398

Commercial real estate - multifamily
Risk rating
Pass	$59,536	$177,297	$458,411	$2,224,002	$1,177,242	$1,031,448	$18,160	$211	$5,146,307
Special mention	—	—	—	32,156	22,062	35,772	—	—	89,990
Substandard	—	—	6,558	68,486	24,403	19,508	—	—	118,955
Doubtful	—	—	—	—	—	—	—	—	—
Total	$59,536	$177,297	$464,969	$2,324,644	$1,223,707	$1,086,728	$18,160	$211	$5,355,252
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Risk rating
Pass	$7,032	$13,753	$31,688	$371,096	$138,150	$1,057,437	$6,659	$257	$1,626,072
Special mention	—	—	—	—	—	32,308	—	—	32,308
Substandard	—	—	—	—	—	81,897	—	—	81,897
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,032	$13,753	$31,688	$371,096	$138,150	$1,171,642	$6,659	$257	$1,740,277
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$428	$—	$—	$428

Commercial real estate - owner occupied
Risk rating
Pass	$30,541	$12,420	$27,707	$108,047	$73,141	$371,660	$9,045	$243	632,804
Special mention	—	—	—	1,660	6,954	28,003	—	—	36,617
Substandard	—	—	—	8,836	3,752	7,070	—	—	19,658
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,541	$12,420	$27,707	$118,543	$83,847	$406,733	$9,045	$243	$689,079
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - construction and land development
Risk rating
Pass	$272,783	$128,650	$59,371	$13,377	$3,112	$12,937	$200	$600	$491,030
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,962	—	—	2,962
Doubtful	—	—	—	—	—	—	—	—	—
Total	$272,783	$128,650	$59,371	$13,377	$3,112	$15,899	$200	$600	$493,992
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(in thousands)	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024

Commercial and industrial
Risk rating
Pass	$28,334	$113,024	$41,271	$23,098	$55,675	$140,905	$—	$402,307
Special mention	—	—	—	107	789	—	—	896
Substandard	—	—	5	166	6,665	1	—	6,837
Doubtful	—	—	—	—	—	—	—	—
Total	$28,334	$113,024	$41,276	$23,371	$63,129	$140,906	$—	$410,040
Year-to-date gross charge-offs	$—	$191	$95	$2	$127	$806	$—	$1,221

Commercial real estate - multifamily
Risk rating
Pass	$183,739	$383,108	$777,706	$690,644	$736,585	$21,469	$—	$2,793,251
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,330	—	—	1,330
Doubtful	—	—	—	—	—	—	—	—
Total	$183,739	$383,108	$777,706	$690,644	$737,915	$21,469	$—	$2,794,581
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate -non- owner occupied
Risk rating
Pass	$15,127	$37,938	$347,939	$95,368	$1,082,553	$42,257	$—	$1,621,182
Special mention	—	—	—	—	9,026	—	—	9,026
Substandard	—	—	—	—	27,389	—	—	27,389
Doubtful	—	—	—	—	—	—	—	—
Total	$15,127	$37,938	$347,939	$95,368	$1,118,968	$42,257	$—	$1,657,597
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner- occupied
Risk rating
Pass	$10,840	$23,340	$62,849	$47,056	$189,436	$3,357	$—	$336,878
Special mention	—	—	—	—	13,111	—	—	13,111
Substandard	—	—	—	—	10,111	—	—	10,111
Doubtful	—	—	—	—	—	—	—	—
Total	$10,840	$23,340	$62,849	$47,056	$212,658	$3,357	$—	$360,100
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - construction and land development
Risk rating
Pass	$34,891	$13,515	$34,985	$141	$20,355	$102	$—	$103,989
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	441	—	—	441
Doubtful	—	—	—	—	—	—	—	—
Total	$34,891	$13,515	$34,985	$141	$20,796	$102	$—	$104,430
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in residential and consumer loans based upon year of origination at December 31, 2025 and 2024. In addition, year-to-date charge-offs for 2025 and 2024 are presented by origination year.

(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025

Residential real estate
Payment performance
Performing	$552,620	$155,815	$110,989	$767,915	$828,395	$1,041,378	$499,312	$3,671	$3,960,095
Nonperforming	—	—	—	—	—	7,651	3,057	—	10,708
Total	$552,620	$155,815	$110,989	$767,915	$828,395	$1,049,029	$502,369	$3,671	$3,970,803
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$9	$96	$—	$105

Auto
Payment performance
Performing	$157	$218	$49,109	$467,560	$227,342	$41,638	$—	$845	$786,869
Nonperforming	—	—	311	2,451	1,107	274	—	—	4,143
Total	$157	$218	$49,420	$470,011	$228,449	$41,912	$—	$845	$791,012
Year-to-date gross charge-offs	$—	$—	$1,690	$23,927	$12,077	$2,985	$—	$—	$40,679

Other consumer
Payment performance
Performing	$216,135	$171,060	$145,091	$73,178	$15,624	$27,294	$5,825	$143	$654,350
Nonperforming	—	1	—	—	—	—	—	—	1
Total	$216,135	$171,061	$145,091	$73,178	$15,624	$27,294	$5,825	$143	$654,351
Year-to-date gross charge-offs	$619	$1	$—	$—	607	$1,106	$78	$—	$2,411

(in thousands)	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024

Residential real estate
Payment performance
Performing	$235,132	$97,522	$456,174	$608,721	$810,899	$69,661	$—	$2,278,109
Nonperforming	—	—	—	—	2,037	817	—	2,854
Total	$235,132	$97,522	$456,174	$608,721	$812,936	$70,478	$—	$2,280,963
Year-to-date gross charge- offs	$—	$—	$—	$—	$10	$—	$—	$10

Auto
Payment performance
Performing	$—	$81,178	$831,402	$497,176	$180,927	$—	$—	$1,590,683
Nonperforming	—	316	3,355	1,900	681	—	—	6,252
Total	$—	$81,494	$834,757	$499,076	$181,608	$—	$—	$1,596,935
Year-to-date gross charge- offs	$—	$2,223	$29,978	$16,780	$6,116	$—	$—	$55,097

Other consumer
Payment performance
Performing	$167,162	$136,903	$71,023	$22,414	$38,429	$2,919	$—	$438,850
Nonperforming	—	—	—	—	—	1	—	1
Total	$167,162	$136,903	$71,023	$22,414	$38,429	$2,920	$—	$438,851
Year-to-date gross charge- offs	$700	$—	$—	$950	$1,521	$47	$—	$3,218

Loan Purchases
The following table presents loan receivables purchased by portfolio segment, excluding loans acquired in business combinations:

	Year Ended December 31,
	2025	2024
(in thousands)

Residential real estate	$46,164	$137,190
Auto	—	5,407
Total	$46,164	$142,597
The Company purchased the above loan receivables at a premium of $182 thousand and $1.8 million for 2025 and 2024, respectively. For the purchased loan receivables disclosed above, the Company did not incur any specific allowances for credit losses during the periods indicated.
NOTE 5–PREMISES AND EQUIPMENT
The following table presents the Company’s premises and equipment at cost and accumulated depreciation as of the following dates:

	December 31,
(in thousands)	2025	2024
Land	$62,773	$52,151
Buildings	86,253	66,082
Leasehold improvements	63,367	26,337
Furniture, fixtures and equipment	96,927	38,263
Total premises and equipment, at cost	309,320	182,833
Less: Accumulated depreciation	(165,425)	(65,471)
Premises and equipment, net	$143,895	$117,362
During 2025 and 2024, depreciation expense was $10.6 million and $9.4 million, respectively, and is included within occupancy and equipment expense in noninterest expense on the consolidated income statements.
NOTE 6–BANK OWNED LIFE INSURANCE
The Company has purchased life insurance policies on certain key officers and directors in connection with its supplemental executive retirement plans and other employee fringe benefit plans. Investments in BOLI policies totaled
$170.3 million and $83.7 million as of December 31, 2025 and 2024, respectively. This carrying value includes both the
Company’s original premiums invested in the life insurance policies and the accumulated accretion of policy income since the inception of the policies. Income from BOLI, which includes changes in cash surrender value of the policies and any gains resulting from the redemption of death benefits, is reported in noninterest income on the consolidated income statements. For 2025 and 2024, the Company recognized income from BOLI of $4.8 million and $2.6 million, respectively.
The Company intends to hold these insurance policies for the remaining lives of the insureds and it expects to recover these values from the death benefits payable by the insurance companies that issued the policies.

NOTE 7–GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed. At December 31, 2025 and 2024, the Company had goodwill of $843.3 million from acquisitions prior to the merger with HomeStreet, Inc. As discussed in Note 2, “Business Combination,” a bargain purchase gain was recorded as a result of the Merger, therefore, no goodwill was recognized. The Company performed a qualitative impairment test as of November 30, 2025 and determined goodwill to have no impairment.
Core deposit intangibles assets of $90.8 million were recognized as a result of the Merger. Core deposit intangible assets values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources for core deposits acquired through business combinations. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 8 years, and the weighted average remaining amortization period for core deposit intangibles was approximately 8 years as of December 31, 2025. The Company evaluated the percentage change in core deposits from the respective acquisition date to December 31, 2025, versus the life to date amortization percentage of the core deposit intangible related to those core deposits. No impairment was recognized on core deposit intangibles for 2025 and 2024.
Other intangibles acquired of $100.2 million related to a DUS license and business line was recognized related to the
Merger. On December 3, 2025, the Company entered into an agreement to sell the DUS business line. See Note 1,
“Summary of Significant Accounting Policies,” and Note 2, “Business Combination” for further details on the agreement and the valuation of the DUS license and business line.
Trade name intangibles and DUS license and business line intangibles have an indefinite life and are not amortized. No impairment was recognized on the trade name intangible for 2025 and 2024 or the DUS license and business line intangible for 2025.
The following table presents a summary of other intangible assets as of the periods indicated:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
December 31, 2025
Core deposit intangibles	$254,302	$156,706	$861	$96,735
Trade name intangibles	17,060	—	1,460	15,600
Client relationship intangible	2,798	2,798	—	—
DUS license and business line intangible	100,156	—	—	100,156
Total	$374,316	$159,504	$2,321	$212,491

December 31, 2024
Core deposit intangibles	$163,545	$139,540	$861	$23,144
Trade name intangibles	17,060	—	1,460	15,600
Client relationship intangible	2,798	2,798	—	—
Other intangibles	2,580	2,580	—	—
Total	$185,983	$144,918	$2,321	$38,744

Amortization of intangible assets was $17.1 million and $13.4 million for 2025 and 2024, respectively. The following table presents estimated future amortization expense as of December 31, 2025:

(in thousands)	December 31, 2025
Period ending December 31,

2026	$27,950
2027	22,173
2028	16,397
2029	11,558
2030	8,461
Thereafter	10,196
Total future amortization expense	$96,735
NOTE 8 – LEASES
The Company leases certain premises. The Company has entered into various operating leases for its branches and operating facilities. These operating leases expire at dates through 2035 and generally contain renewal options for periods of 5 years to 10 years. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. In addition, the
Company has elected to account for any non-lease component in its real estate leases as part of the associated lease components.
Leases are classified as operating leases at lease commencement date. Lease expense for operating leases and short-term leases is recognized over a straight-line basis over the lease term. Operating lease expense, which represents the only component of lease cost, and is included in occupancy expense in the consolidated income statements, was $19.5 million and $15.0 million for 2025 and 2024, respectively. Right-of-use assets represent the right to use the underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right of use assets and lease obligations are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The Company’s incremental borrowing rate is based on the FHLB advance rate, adjusted for the lease term and other factors.
Supplemental cash flow and other information related to leases was as follows:

	December 31,
(dollars in thousands)	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,182	$14,953
ROU assets obtained in exchange for lease obligations:
Operating leases	$16,559	$12,392

Weighted-average remaining lease term (in years)	4.7	5.3
Weighted-average discount rate	4.1%	3.9%

At December 31, 2025, the approximate minimum future lease payments under non-cancellable operating lease agreements were:

(in thousands)

2026	$25,742
2027	24,025
2028	13,933
2029	8,948
2030	6,237
thereafter	13,376
Total undiscounted operating lease liabilities	92,261
Less: imputed interest	5,467
Total operating lease liabilities	$86,794
NOTE 9–LOW INCOME HOUSING TAX CREDIT AND COMMUNITY REINVESTMENT ACT
INVESTMENTS
The Company has LIHTC investments that are designed to promote qualified affordable housing programs and generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using the proportional amortization method. Under the proportional amortization method, the amortization is recorded as a component of income tax expense. At December 31,
2025 and 2024, the balance of LIHTC investments, which is included in interest receivable and other assets on the consolidated balance sheets, was $43.3 million and $14.6 million, respectively. Remaining unfunded commitments related to the investments in qualified affordable housing projects totaled $7.9 million and $1.1 million as of December 31, 2025 and 2024. The Company expects to fulfill these commitments through 2039.
The following table presents other information related to the Company’s LIHTC investments for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024

Tax credits and other tax benefits recognized	$5,457	$3,922
LIHTC amortization expense	5,176	3,412
The Company also has a portfolio of CRA investments. The majority of the CRA investments represent investments in small to mid-sized businesses throughout California. At December 31, 2025 and 2024, the balance of CRA investments, which is included in interest receivable and other assets on the consolidated balance sheets, was $79.1 million and $55.9 million, respectively. The Company recognized dividend income on CRA investments of $4.0 million and $2.8 million for
2025 and 2024, respectively, which is included within other interest income in the consolidated income statements.

NOTE 10–DEPOSITS
The aggregate amount of time certificates of deposits that meet or exceed the FDIC insurance limit of $250 thousand at
December 31, 2025 and 2024 was $565.6 million and $407.7 million, respectively. At December 31, 2025, certificates of deposit outstanding mature as follows:

(in thousands)	December 31, 2025

Within one year	$2,728,119
One to two years	38,233
Two to three years	8,991
Three to four years	4,933
Four to five years	3,072
Thereafter	1,260
Total	$2,784,608
The Company accepts public deposits from various state, city and municipal agencies. Public deposits totaling $1.3 billion and $1.2 billion are included in demand deposits, interest bearing transaction accounts, savings accounts and time certificates of deposit at December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had investment securities with a carrying value of $1.6 billion pledged as collateral for public deposits.
The Company accepts deposits from its Investment Management and Trust Department for the benefit of certain trust customers. In accordance with state trust regulations, the Company is required to secure any trust deposits that are in excess of the $250 thousand FDIC insurance limits by pledging marketable securities equal to those excess deposit balances. As of
December 31, 2025 and 2024, the Company held trust deposits of $683 thousand and $884 thousand, respectively, that were in excess of $250 thousand and which required securities collateralization.
NOTE 11–BORROWINGS AND LONG-TERM DEBT
Federal Home Loan Bank (FHLB) Advances
The Company did not have any outstanding FHLB advances as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the Company’s investment in capital stock of the FHLB totaled $17.3 million. The
Company had $10.5 billion of loans pledged to the FHLB, which permits up to $6.2 billion of available borrowing capacity as of December 31, 2025.
Federal Reserve Bank Discount Window
The Company had no outstanding Discount Window borrowings as of December 31, 2025 and 2024.
The Company had pledged $1.3 billion of consumer loans through the Borrower-In-Custody Program and investment securities with a carrying value of $3.4 billion to the Federal Reserve Bank Discount Window, which permits $4.4 billion of additional borrowing capacity as of December 31, 2025.
Brokered and Other Wholesale Funding
The Company had no brokered or other wholesale funding outstanding as of December 31, 2025 and 2024.
The Company had $5.3 billion of available borrowing capacity under borrowing lines established with other financial institutions as of December 31, 2025.
Long-Term Debt
As a result of the Merger, the Company assumed Subordinated Notes, Senior Notes and TRUPS debt. These balances are reported beginning on the Merger date of September 2, 2025, therefore there are no balances or activity for 2024 and as of
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
The Company’s outstanding long-term debt as of December 31, 2025 is as follows:

	December 31, 2025
(dollars in thousands)	Par Value	Carrying Value (1)	Rate	Maturity Date

Senior Notes (2)	$65,000	$64,835	6.5% per annum	June 1, 2026
Subordinated Notes	96,000	79,626	3.5% per annum (3)	January 30, 2032
TRUPs:
HomeStreet Statutory Trust I (5)	5,155	4,090	3-month Term SOFR + 1.96% (4)	June 15, 2035
HomeStreet Statutory Trust II (5)	20,619	15,943	3-month Term SOFR + 1.76% (4)	December 15, 2035
HomeStreet Statutory Trust III (5)	20,619	15,686	3-month Term SOFR + 1.63% (4)	March 15, 2036
HomeStreet Statutory Trust IV (5)	15,464	11,834	3-month Term SOFR + 1.94% (4)	June 15, 2037
	$222,857	$192,014
(1)Includes discounts from purchase accounting adjustments as a result of the Merger on September 2, 2025.
(2)On March 1, 2026, the Company redeemed at par, its $65 million of Senior Notes, see Note 27, “Subsequent Events.”
(3)The Subordinated Notes bear interest at a rate of 3.5% per annum until January 30, 2027. From January 30, 2027, until the maturity date or the date of earlier redemption, the notes will bear interest equal to the three-month Term SOFR plus 215 basis points.
(4)These rates reflect the floating rates as of December 31, 2025.
(5)Call options are exercisable at par and are callable, without penalty, on a quarterly basis.
NOTE 12–DERIVATIVES AND HEDGING ACTIVITIES
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
The Company enters into interest rate swaps with loan customers. The specific terms of the interest rate swap agreements are tied to the terms of the underlying loan agreements. To avoid increasing internal interest rate risk as a result of these business activities, the Company enters into offsetting swap agreements. The Company enters into interest rate swaps executed with commercial banking customers and broker dealer counterparties. The Company’s customer-related interest rate swaps provide an economic hedge but do not qualify for hedge accounting treatment. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.
Cooperative Rabobank, U.A. and a subsidiary of Rabobank International Holding B.V.’s parent also provided various interest rate swap services to the Company. The applicable Rabobank International Holding B.V. counterparties deposited
$3.7 million in cash collateral with the Company to secure underlying derivative contracts as of December 31, 2025. B&F
Capital Markets, LLC (a Stifel Company) has provided interest rate swap services to the Company since 2023.

The following table presents the notional amounts and fair values for derivatives which are economic hedges. The fair values for derivatives are included in interest receivable and other assets or interest payable and other liabilities on the consolidated balance sheets.

	December 31, 2025		December 31, 2024
(in thousands)	Notional amount	Fair Value	Notional amount	Fair Value

Included in interest receivable and other assets:
Interest rate lock commitments	$4,929	$75	$—	$—
Forward sale commitments	32,217	148	—	—
Interest rate swaps	398,536	9,406	379,696	12,835
Total derivatives before netting	$435,682	$9,629	$379,696	$12,835
Netting adjustment/cash collateral (1)		(5,438)		—
Carrying value on consolidated balance sheets		$4,191		$12,835

Included in interest payable and other liabilities:
Interest rate lock commitments	$—	$—	$430	$7
Forward sale commitments	10,363	28	430	—
Interest rate swaps	398,536	8,543	379,696	11,056
Futures	2,200	2	—	—
Total derivatives before netting	$411,099	$8,573	$380,556	$11,063
Netting adjustment/cash collateral (1)		38		—
Carrying value on consolidated balance sheets		$8,611		$11,063
(1)Includes net cash collateral received of $5.5 million and zero at December 31, 2025 and 2024, respectively.
The collateral used under the Company’s master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in interest receivable and other assets. Payables related to cash collateral that has been received from counterparties are included in interest payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At December 31, 2025 and 2024, the Company had liabilities of $5.6 million and zero, respectively, in cash collateral received from counterparties and receivables of $122 thousand and zero, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024

Recognized in noninterest income:
Net loss on loan origination and sale activities (1)	$(345)	$—
Loan servicing income (2)	283	—
Other (3)	154	70
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
The interest income from U.S. Treasury notes trading securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $658 thousand and zero for 2025 and 2024, respectively.

NOTE 13–MORTGAGE BANKING OPERATIONS
LHFS consisted of the following:

	December 31,
(in thousands)	2025	2024

Single family	$5,967	$543
Total	$5,967	$543
Loans sold consisted of the following for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024

Single family	$89,159	$5,584
Multifamily and other	106,104	—
Total	$195,263	$5,584
For 2025 and 2024, there were no loans sold as part of securitizations.
Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024

Single family (1)	$786	$54
Multifamily and other (1)	1,538	—
Total	$2,324	$54
(1)Gain on loan origination and sale activities is included in other noninterest income in the consolidated income statements.
The Company’s portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency
MBS issued by Fannie Mae and Freddie Mac. The unpaid principal balance of loans serviced for others is as follows:

	December 31,
(in thousands)	2025	2024

Single family	$4,370,577	$196,895
CRE, multifamily and SBA	1,866,799	11,092
Total	$6,237,376	$207,987
The following is a summary of changes in the Company’s liability for estimated single-family mortgage repurchase losses:

Year Ended December 31,
(in thousands)	2025

Balance, beginning of period	$—
Reserve liability acquired (1)	734
Additions, net of adjustments (2)	3
Realized (losses) recoveries, net (3)	(29)
Balance, end of period	$708
(1)Represents the reserve liability acquired from the Merger on September 2, 2025.
(2)Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(3)Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $1.2 million were recorded in interest receivable and other assets as of December 31, 2025. There were no advances as of December 31, 2024.
When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans within assets as interest receivable and other assets and within liabilities as interest payable and other liabilities. At December 31, 2025, there were no delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets and there were no such delinquent or defaulted mortgage loans as of December 31, 2024.
Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024

Servicing income, net:
Servicing fees and other	$7,599	$968
Changes in fair value of single family MSRs - other (1)	(2,112)	—
Amortization of multifamily and SBA MSRs	(2,628)	—
Total	2,859	968
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	(388)	—
Net gain from economic hedging (3)	427	—
Total	39	—
Loan servicing income	$2,898	$968
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
Single Family MSRs
Balances and activity for single family MSRs are reported beginning on the Merger date of September 2, 2025, therefore there were no balances or activity for 2024 and as of December 31, 2024.
The changes in single family MSRs measured at fair value are as follows:

Year Ended December 31,
(in thousands)	2025

Beginning balance	$—
Additions:
MSRs acquired (1)	60,166
Originations	429
Net additions	60,595
Changes in fair value:
Changes in fair value assumptions (2)	(388)
Other (3)	(2,112)
Ending balance	$58,095
(1)Represents MSRs acquired from the Merger on September 2, 2025.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates
(3)Represents changes due to collection/realization of expected cash flows and curtailments.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

Year Ended December 31,
(rates per annum) (1)	2025

Constant prepayment rate (CPR) (2)	16.05%
Discount rate	8.69%
(1)Based on a weighted average.
(2)Represents an expected lifetime average CPR used in the model.
For single family MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	December 31, 2025
(rates per annum)	Range of Inputs	Average (1)

CPRs (2)	5.07% - 12.14%	6.96%
Discount Rates	8.65% - 16.05%	8.97%
(1)  Weighted averages of all the inputs within the range.
(2)  Represents the expected lifetime average CPR used in the model.
To compute hypothetical sensitivities of the value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	December 31, 2025

Fair value of single family MSRs	$58,095
Expected weighted-average life (in years)	8.11
CPR shock
Impact on fair value of 10% increase in CPR	$(1,530)
Impact on fair value of 20% increase in CPR	$(2,981)
Discount rate shock
Impact on fair value of 100 basis points increase	$(2,527)
Impact on fair value of 200 basis points increase	$(4,932)
Multifamily and SBA MSRs
Balances and activity for multifamily and SBA MSRs are reported beginning on the Merger date of September 2, 2025, therefore there were no balances or activity for 2024 and as of December 31, 2024.
The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

Year Ended December 31,
(in thousands)	2025

Beginning balance	$—
MSRs acquired (1)	29,367
Originations	998
Amortization	(2,628)
Ending balance	$27,737
(1)Represents MSRs acquired from the Merger on September 2, 2025.

The fair value of multifamily and SBA MSRs was $28.3 million at December 31, 2025.
Key economic assumptions used in measuring the initial fair value of capitalized multifamily MSRs were as follows:

Year Ended December 31,
(rates per annum) (1)	2025

Discount rate	13.00%
(1)Based on a weighted average.
For multifamily MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below. Multifamily DUS loans typically contain yield maintenance features that significantly reduce loan prepayments, resulting in a CPR of zero for valuation purposes.

	December 31, 2025
	Range of Inputs	Average (1)

Discount Rates	13.00% - 15.00%	13.07%
(1)  Weighted averages of all the inputs within the range.
At December 31, 2025, the expected weighted-average life of the Company’s multifamily and SBA MSRs was 11 years.
Projected amortization expense for the gross carrying value of multifamily and SBA MSRs is estimated as follows:

(in thousands)	December 31, 2025

2026	$6,174
2027	5,324
2028	4,787
2029	4,363
2030	2,841
2031 & thereafter	4,248
Carrying value of multifamily and SBA MSRs	$27,737
NOTE 14–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY
In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (DUS®) that are subject to a credit loss sharing arrangement. The Company services the loans for
Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of the principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. At December 31, 2025, the total unpaid principal balance of loans sold under this program was $1.8 billion and the Company’s reserve liability related to this arrangement totaled $554 thousand. There was a reversal of provision of
$341 thousand and no actual losses were incurred for 2025. Balances and activity from the DUS Program are reported beginning on the Merger date of September 2, 2025. Therefore there were no balances or activity for 2024 and as of
December 31, 2024. On December 3, 2025, the Company entered into an agreement to sell the DUS business line. See
Note 1, “Summary of Significant Accounting Policies” for further details.
In the ordinary course of business, the Company sells residential mortgage loans to government sponsored enterprises and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $4.4 billion as of December 31,
2025.

At December 31, 2025, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, which is included in accounts payable and other liabilities on the consolidated balance sheets of $708 thousand. There was a provision of $3 thousand and $29 thousand actual losses were incurred for 2025. Balances from loans sold on a servicing retained basis and the mortgage repurchase liability are reported beginning on the Merger date of September 2, 2025. Therefore there were no balances as of December 31, 2024.
NOTE 15--COMMITMENTS AND CONTINGENCIES
Commitments
In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. In addition, the Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company’s lending activities on loans the Company intends to hold in its LHFI portfolio. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
The Company’s exposure to credit loss is the contract amount of the commitment in the event of nonperformance by the borrower. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and real property.
The Bank also issues standby letters of credit, which are unconditional commitments to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support construction, bonds, private borrowing arrangements, and similar transactions. These commitments generally do not exceed three years. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral as deemed necessary, as described above.
These commitments include the following:

	December 31,
(in thousands)	2025	2024

Unused consumer portfolio lines	$835,480	$224,812
Commercial portfolio lines (1)	1,355,452	906,123
Commitments to fund loans	11,830	2,765
Total	$2,202,762	$1,133,700
Standby letters of credit	$17,257	$19,227
(1)Within the commercial portfolio lines, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments were $361.4 million and $129.9 million at December 31, 2025 and 2024, respectively.
The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon.
Legal Contingencies
In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. As of December 31, 2025 and 2024, the Company recorded an accrued contingent liability of
$4.2 million and $3.1 million, respectively.
McClain Feed Yard Litigation. Mechanics Bank is currently a defendant in (i) actions filed in the U.S. Bankruptcy Court for the Northern District of Texas, captioned AgTexas Farm Credit Services, et al. v. Rabo AgriFinance, LLC, et al. and 2B
Farms, et al. v. Rabo AgriFinance, LLC, et al., which were consolidated in the bankruptcy case captioned In re McClain

Feed Yard, Inc., et al. (jointly administered with In re 2B Farms), (ii) a related adversary proceeding filed by a court-
appointed Chapter 7 Trustee captioned Kent Ries, et al. v. Community Financial Services Bank et al. (In re McClain Feed
Yard, Inc.), and (iii) a Kentucky putative class action captioned Tindal and Rogers v. Community Financial Services Bank,
et al., brought on behalf of investors in that state. These cases allege that the defendants knowingly or negligently aided and abetted a Ponzi scheme orchestrated by Kentucky farmer Brian McClain, who was accused of defrauding investors of millions of dollars through a fictitious “ghost” cattle scheme. As discussed in Item 1A. “Risk Factors,” we analyze loss contingencies in accordance with the guidance provided in ASC 450, “Contingencies.” Although we do not consider the potential for an insurance recovery in making the determination of the reasonably estimable amount of loss (as discussed in
Item 1A. “Risk Factors,”), we do maintain insurance, with significant policy limits, that could provide coverage for the liabilities that may arise from this matter. Additionally, we believe that Rabo AgriFinance LLC and certain third parties are contractually obligated to indemnify us in these cases. We intend to vigorously defend these cases and pursue our indemnification rights. However, based on the information currently available and uncertainty around these pending unresolved issues, we cannot reasonably estimate a range of potential exposures at this time. Therefore, we have not recorded an accrual for these cases under ASC 450-20. However, it is reasonably possible that the ultimate resolution of these cases could result in future charges that may be material in our results of operation. We will continue to monitor and evaluate the status of these cases each quarter to determine the need for additional disclosure pursuant to ASC 450.
NOTE 16–FAIR VALUE MEASUREMENTS
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

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Investment securities
U.S Treasury securities (Trading securities and Investment securities AFS)	Fair Value is based on quoted prices in an active market.	Level 1 recurring fair value measurement.
Investment securities AFS (level 2)	Observable market prices of identical or similar securities are used where available.	Level 2 recurring fair value measurement.
Investment securities AFS (level 3)
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
Mortgage servicing rights
Single family MSRs
For information on how the Company measures the fair
value of its single family MSRs, including key economic
assumptions and the sensitivity of fair value to changes in
those assumptions, see Note 13, “Mortgage Banking
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
•Forward interest rates
•Interest rate volatilities
Level 2 recurring fair value measurement.
IRLC	The fair value considers several factors including: •Fair value of the underlying loan based on quoted prices in the secondary market, when available. •Value of servicing •Fall-out factor	Level 3 recurring fair value measurement.

The following tables present the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$49,518	$49,518	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	471,159	—	471,159	—
Mortgage backed securities - residential	2,884,289	—	2,882,704	1,585
Mortgage backed securities - commercial	371,806	—	371,806	—
Collateralized loan obligations	188,316	—	188,316	—
Corporate bonds	49,915	—	49,870	45
U.S. Treasury securities	20,669	20,669	—	—
Agency debentures	7,231	—	7,231	—
Total securities available-for-sale	3,993,385	20,669	3,971,086	1,630

Single family LHFS	5,967	—	5,967	—
Single family mortgage servicing rights	58,095	—	—	58,095
Equity securities	15,567	—	15,567	—
Derivatives:
Forward loan sale commitments	148	—	148	—
Interest rate lock commitments	75	—	—	75
Interest rate swaps	9,406	—	9,406	—
Total assets	$4,132,161	$70,187	$4,002,174	$59,800
Liabilities:
Derivatives:
Forward loan sale commitments	$28	$—	$28	$—
Interest rate swaps	8,543	—	8,543	—
Futures	2	2	—	—
Total liabilities	$8,573	$2	$8,571	$—

	December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Securities available-for-sale:
Obligations of states and political subdivisions	$91,299	$—	$91,299	$—
Mortgage backed securities - residential	2,643,688	—	2,643,688	—
Mortgage backed securities - commercial	240,862	—	240,862	—
Collateralized loan obligations	50,000	—	50,000	—
Corporate bonds	39,402	—	39,402	—
Total securities available-for-sale	3,065,251	—	3,065,251	—

Equity securities	15,355	—	15,355	—
Derivatives:
Interest rate swaps	12,835	—	12,835
Total assets	$3,093,441	$—	$3,093,441	$—
Liabilities:
Derivatives:
Interest rate swaps	$11,056	$—	$11,056	$—
Interest rate lock commitments	7	—	—	7
Total liabilities	$11,063	$—	$11,056	$7
There were no transfers between levels of the fair value hierarchy for 2025 and 2024.
Level 3 Recurring Fair Value Measurements
The Company’s Level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during 2025, see Note 13, “Mortgage Banking Operations.”
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

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets as of December 31, 2025. As of December 31, 2024, there were no assets measured at fair value using Level 3 unobservable inputs.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Low	High	Weighted Average

December 31, 2025
Investment securities AFS	$1,630	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Interest rate lock commitments	75	Income approach	Fall-out factor	0.60%	20.65%	10.11%
			Value of servicing	1.04%	1.43%	1.15%
The following table presents fair value changes and activity for certain Level 3 assets for the periods indicated:

(in thousands)	Beginning balance	Additions (1)	Transfers	Payoffs/Sales	Change in mark to market	Ending balance

Year Ended December 31, 2025
Investment securities AFS	$—	$1,649	$—	$(7)	$(12)	$1,630
(1)Includes the assets acquired from the Merger on September 2, 2025
The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

Year Ended December 31,
(in thousands)	2025

Beginning balance, net	$—
IRLC acquired (1)	514
Total realized/unrealized gains	70
Settlements	(509)
Ending balance, net	$75
(1)Represents the interest rate lock commitments acquired from the Merger on September 2, 2025.
Assets and Liabilities Measured on a Nonrecurring Basis
Collateral Dependent Loan Receivables: The fair value of collateral dependent loan receivables with specific allocations of the allowance for credit losses based on collateral values is generally based on recent appraisals or evaluations. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Loss exposure for collateral dependent loans is typically determined by the “practical expedient” which allows these loans to be assessed using the fair value of collateral method, which compares the net realizable value of the collateral (fair value less costs of sale) to the amortized cost basis of the loan
(carrying value).

The following tables present collateral dependent loans that were measured at fair value on a nonrecurring basis, and still held on the consolidated balance sheets, as well as the valuation methodology and unobservable inputs, and the losses resulting from those fair value adjustments for the periods indicated.

	December 31, 2025
(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Input or Range	Weighted Average

Commercial and industrial loans	$2,955	Third party appraisal	Discount for market conditions	10% - 20%	18%
			Estimated selling costs	10%	10%
		Third party evaluation	Estimated selling costs	7%	7%

Commercial real estate loans	$23,006	Third party appraisal	Discount for market conditions	6% - 36%	24%
			Estimated selling costs	8% - 10%	10%
		Income approach	Vacancy, collection loss, concessions	15%	15%
			Capitalization rate	6%	6%

Year Ended December 31,
(in thousands)	2025

Losses: (1)
Commercial and industrial loans	$2,569
Commercial real estate loans	8,596
Total	$11,165
(1)The losses represent re-measurements of collateral-dependent impaired loans with specific allowance for credit loss allocations.
As of December 31, 2024, there were no collateral dependent loans with specific allowance for credit loss allocations, which are measured for impairment using the fair value of collateral.
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
Other real estate owned assets fall under a Level 3 fair value measurement methodology. The following tables present other real estate owned that were measured at fair value on a nonrecurring basis and still held on the consolidated balance sheets, as well as the valuation methodology, unobservable inputs and losses resulting from those fair value adjustments for the periods indicated. Other real estate owned of $1.7 million as of December 31, 2025 was acquired in the Merger and recorded at fair value as of the Merger date.

	December 31, 2025
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Input	Weighted Average

Other real estate owned-commercial real estate	$1,675	Income approach	Estimated selling costs	10%	10%

	December 31, 2024
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Input	Weighted Average

Other real estate owned-commercial real estate	$15,600	Sales price	Estimated selling costs	3%	3%

	Year Ended December 31,
(in thousands)	2025	2024

Losses due to write downs:
Other real estate owned-commercial real estate (1)	$—	$1,200
(1)Losses are included in other real estate owned related expense within noninterest expense on the consolidated income statements.
The following is a summary of the estimated fair value and carrying value of the Company’s financial instruments not recorded at fair value in the consolidated financial statements as of December 31, 2025 and 2024:

	December 31, 2025
		Fair Value
(in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$1,029,983	$1,029,983	$1,029,983	$—	$—
Securities held-to-maturity	1,336,632	1,170,818	—	1,167,818	3,000
Loan receivables, net	14,023,617	13,665,520	—	—	13,665,520
Mortgage servicing rights – multifamily and SBA	27,737	28,276	—	28,276	—
Liabilities:
Time deposits	$2,784,608	$2,768,873	$—	$2,768,873	$—
Long-term debt	192,014	203,272	—	203,272	—

	December 31, 2024
	Carrying Value	Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$999,711	$999,711	$999,711	$—	$—
Securities held-to-maturity	1,440,494	1,196,000	—	1,193,000	3,000
Loans held for sale - single family	543	543			543
Loan receivables, net	9,554,939	8,817,007	—	—	8,817,007
Liabilities:
Time deposits	$970,053	$960,276	$—	$960,276	$—

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
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of December 31, 2025. As of December 31, 2024, there were no single family loans held for sale accounted for under the fair value option, since this election was made following the Merger.

	December 31, 2025
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$5,967	$5,883	$84

NOTE 17 – INCOME TAXES
For the years ended December 31, 2025 and 2024, domestic pre-tax income was $319.6 million and $35.7 million, respectively. The Company does not have income or income taxes related to foreign operations.
Income taxes are summarized as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Current expense (benefit)
Federal	$29,249	$(2,314)
State	13,551	(218)
Total	42,800	(2,532)
Deferred expense
Federal	6,015	7,096
State	4,996	2,134
Total	11,011	9,230
Total tax expense	$53,811	$6,698
The provision for income taxes for 2025 and 2024 differs from the amounts that would be computed by applying the statutory federal income tax rate of 21.0%. The Company’s income tax expense, statutory federal income tax rate and effective tax rate are reconciled as follows:

	Year Ended December 31,
	2025		2024
(dollars in thousands)	Amount	Rate	Amount	Rate

Federal statutory income tax expense (benefit) and tax rate	$67,105	21.0%	$7,496	21.0%
State income taxes, net of federal tax benefit (1)	14,652	4.6	1,514	4.2
Nontaxable or nondeductible items
Tax exempt income	(1,270)	(0.4)	(602)	(1.7)
Bank owned life insurance	(1,005)	(0.3)	(494)	(1.4)
Nondeductible expenses	4,223	1.3	370	1.0
Bargain purchase gain	(30,547)	(9.6)	—	—
Tax credits
LIHTC investments	(442)	(0.1)	(1,306)	(3.6)
LIHTC credits	(5,015)	(1.6)	(3,317)	(9.3)
LIHTC amortization	5,176	1.6	3,412	9.6
Change in valuation allowance	—	—	(667)	(1.8)
Other, net	934	0.3	292	0.8
Total income tax expense	$53,811	16.8%	$6,698	18.8%
(1)State taxes in California make up the majority (greater than 50%) of the tax effect in this category.
The effective tax rates differ from the federal statutory tax rate as a result of state taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and taxable income. Temporary differences between the amounts reported in the financial statements and tax bases of assets and liabilities result in deferred taxes.
The net deferred taxes are reported in interest receivable and other assets in the consolidated balance sheets as of
December 31, 2025 and 2024. Deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	December 31,
(in thousands)	2025	2024

Deferred tax assets:
Credit losses	$45,340	$26,782
Accrued liabilities	26,294	25,039
State taxes	2,665	121
Net operating loss and tax credit carryforwards	37,772	2,668
Loan valuation	45,032	—
Operating lease liabilities	24,329	16,167
Interest receivable and other	944	936
Unrealized loss on available-for-sale securities	23,775	24,640
Total deferred tax assets	206,151	96,353
Valuation allowance	(9,947)	—
Total deferred tax assets, net of valuation allowance	196,204	96,353
Deferred tax liabilities:
Operating lease right-of-use asset	(23,007)	(15,432)
Intangible assets	(74,948)	(11,111)
Non marketable securities	(1,233)	(1,585)
Bank premises and equipment	(5,656)	(11,754)
Deferred loan costs	(3,937)	(3,710)
Deposits and long-term debt	(8,178)	—
Other	(3,544)	(1,115)
Total deferred tax liabilities	(120,503)	(44,707)
Total net deferred tax assets	$75,701	$51,646
The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were
16.8% and 18.8% for the years ended December 31, 2025 and 2024 respectively. The effective income tax rates differ from federal statutory rate as result of state income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amount reported for income tax purposes, including the recognition of excess tax benefits or deficiencies associated with share-based payment transactions through income tax expense. The effective income tax rates also reflect the impact on pretax earnings from the recognition of a bargain purchase gain in 2025 recorded in connection with the HomeStreet acquisition and realized losses from securities in an unrealized loss position in connection with the Company’s portfolio rebalancing. In addition, the effective income tax rate for 2024 reflects tax credits claimed in current and prior years.
The Company recorded no material unrecognized tax benefits for 2025 and 2024.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to permit use of the existing deferred tax assets.
In connection with the Merger, the Company acquired federal and state net operating losses and tax credit carryforwards.
At December 31, 2025, the Company had available net operating loss carryforwards for income tax purposes totaling
$184.3 million, consisting of federal and state losses of $117.7 million and $66.6 million respectively. Of the aggregate net operating losses, $120.2 million has an indefinite expiration and $64.1 million will begin to expire in various years starting in 2035.
In addition, the Company has various tax credit carryforwards in the amount of $8.4 million. The credits begin to expire in
2043.
Utilization of the net operating loss and tax credit carryforwards is subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code of 1986, as amended.
The Company believes that it is more likely than not that all of the acquired credits and a portion of the acquired net operating losses will not be utilized within the statutory carryforward periods and recorded a valuation allowance through purchase accounting.

The Company recorded a valuation allowance as of December 31, 2023, against certain capital loss carryforwards. The capital losses were fully utilized against capital gains and the valuation allowance was released in the year ended
December 31, 2024.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income in various state jurisdictions.
The primary non-federal jurisdiction is California. The Company’s federal tax returns are open and subject to examination from the 2022 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.
Income taxes paid, net of refunds, by jurisdiction for 2025 and 2024 are as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Federal	$22,400	$(356)
California	8,403	3,282
Other states (less than 5%)	582	629
Total	$31,385	$3,555
NOTE 18 – REVENUE FROM CONTRACTS WITH CUSTOMERS
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income in the consolidated income statements. A description of the Company’s revenue streams accounted for under ASC
606 are as follows:
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
These fees are primarily earned over time as the Company provides the contracted monthly services and are generally assessed based on a tiered scale of the market value of assets under management at month-end. Other related services provided, which are based on a fixed fee schedule, are recognized when the services are rendered.
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
The following is a summary of the revenue from contracts with customers in the scope of ASC 606 that is recognized within noninterest income (loss):

	Year Ended December 31,
(in thousands)	2025	2024

Noninterest income in scope of ASC 606:
Service charges on deposit accounts	$23,221	$23,650
Trust fees and commissions	13,017	12,319
ATM network fee income	13,490	12,158
Noninterest income subject to ASC 606	49,728	48,127
Noninterest income (loss) not subject to ASC 606	173,177	(187,247)
Total noninterest income (loss)	$222,905	$(139,120)

NOTE 19–EARNINGS PER SHARE
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
as if such share had been converted into ten Class A Shares for purposes of calculating the economic rights of the Class B
Shares, including upon liquidation of the Company or the declaration of dividends or distributions by the Company.
The following tables summarize the calculation of earnings per share under the two-class method:

	Year Ended December 31,			Year Ended December 31,
	2025			2024
(dollars in thousands, except per share amounts)	Class A common stock	Class B common stock	Consolidated	Class A common stock	Class B common stock	Consolidated

Net income			$265,739			$28,999
Basic:
Numerator
Allocation of distributed earnings (cash dividends declared)	$46,221	$2,340	$48,561	$89,999	$4,993	$94,992
Allocation of undistributed earnings (losses)	206,109	11,069	217,178	(62,524)	(3,469)	(65,993)
Allocation of distributed and undistributed earnings	$252,330	$13,409	$265,739	$27,475	$1,524	$28,999

Denominator
Basic weighted average common shares outstanding	207,512,468	1,114,448	208,626,916	200,878,747	1,114,448	201,993,195
Basic earnings per share (1)	$1.22	$12.03	$1.27	$0.14	$1.37	$0.14

Diluted:
Numerator
Allocation of distributed and undistributed earnings	$252,330	$13,409	$265,739	$27,475	$1,524	$28,999

Denominator
Basic weighted average common shares outstanding	207,512,468	1,114,448	208,626,916	200,878,747	1,114,448	201,993,195
Dilutive effect of unvested restricted stock units (2)	104,686	—	104,686	59,420	—	59,420
Diluted weighted average common shares outstanding	207,617,154	1,114,448	208,731,602	200,938,167	1,114,448	202,052,615
Diluted earnings per share (1)	$1.22	$12.03	$1.27	$0.14	$1.37	$0.14
(1)Periods prior to September 2, 2025 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 3,301.0920 for Class A common stock and 330.1092 for Class B common stock.
(2)No restricted stock units were antidilutive for 2025 or 2024.

NOTE 20–SHARE-BASED COMPENSATION PLANS
The 2025 Equity Plan, adopted by shareholders in August 2025, provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance awards, dividend equivalent awards and other awards. All share-based awards that are granted after the Merger date will be issued under the 2025 Equity Plan. As of
December 31, 2025, only RSUs have been granted under the 2025 Equity Plan. Shares available for grant under the 2025
Equity Plan were 7,315,390 shares as of December 31, 2025.
In connection with Mechanics Bank becoming a wholly-owned subsidiary of the Company, which is publicly traded, and the stock of Mechanics Bank being exchanged for shares of Class A common stock of the Company as a result of the
Merger, the Company has elected to settle share-based compensation awards in Class A common stock of the Company that were outstanding following the Merger that historically were settled in cash by Mechanics Bank. Accordingly, during
2025, the Company modified the classification of these outstanding awards from liability to equity (RSU awards). These outstanding awards also were remeasured at the modification date fair value of the Company’s stock, and the previously recognized liability was reclassified to common stock within the consolidated balance sheets. Upon modification, $13.6 million of previously recognized liability-classified awards was reclassified to additional paid-in capital.
Compensation expense on the accompanying consolidated income statements is $5.6 million and $4.6 million for 2025 and
2024, respectively. The income tax benefit recognized in the consolidated income statements related to this expense was
$1.6 million and $1.3 million for 2025 and 2024, respectively. The amount of unrecognized compensation expense related to all RSUs as of December 31, 2025 totaled $8.3 million. Such expense is expected to be recognized over a weighted average period of 2.43 years.
RSUs generally vest over a period of four years with the fair market value of the awards determined at the grant date based on the Company's stock price. The fair value of RSUs vested in 2025 and 2024 was $7.1 million and $144 thousand, respectively.

	Number	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2023	20,915	$14.94
Granted	16,505	13.81
Vested	(10,457)	14.94
Outstanding at December 31, 2024	26,963	14.25
Granted	434,610	13.91
Shares acquired in connection with the Merger	395,023	14.18
Shares reclassified from liability to equity awards	1,179,778	13.87
Dividends reinvested into shares	12,709	12.79
Cancelled or forfeited	(4,330)	13.87
Vested	(491,119)	14.28
Outstanding at December 31, 2025	1,553,634	$13.02

NOTE 21-RETIREMENT BENEFIT AND PROFIT SHARING PLANS
The Company’s qualified retirement plan (“Retirement Plan”) is a noncontributory defined benefit retirement plan, which generally provides for the payment of a monthly pension to employee participants upon their reaching normal retirement at age 65. The Retirement Plan also allows for the payment of joint and survivor pension benefits and early retirement benefits at substantially reduced amounts. The pension benefit of the Retirement Plan vests after five years of accredited employee service. The pension benefit amount is determined according to a percentage formula, which considers an employee’s total number of years of accredited service at the time of their eventual retirement, and also the average annual compensation paid to the employee during a five-year period, as defined in the plan. This Retirement Plan has been established under a qualified pension trust. The Company uses a December 31 measurement date.
The Company has also implemented non-qualified defined benefit retirement plans (“Supplemental Plans”) that supplements the benefits provided under the qualified Retirement Plan. The Supplemental Plans provide additional retirement and death benefits to a discrete group of key executive employees and their designated beneficiaries. The
Supplemental Plans are an unfunded obligation of the Company.
At the end of 2008, participation and benefits in both the Retirement Plan and the Supplemental Plans were frozen. All current and certain former employees who were participants in the Retirement Plan, who had at least one year of accredited service, and who had not yet vested in their benefits from the plan, became 100% vested at the end of 2008. All current participants of the Supplemental Plans employed by the Company at the end of 2008, who had at least one year of accredited service, and who had not yet vested in their benefits, also became 100% vested at the end of 2008.
The Company terminated the Retirement Plan effective March 31, 2024. The Company evaluated alternatives to settle the outstanding obligations of the pension plan and final settlements occurred during fiscal year 2024. Participants were offered lump sum payments, annuities purchased on their behalf or a rollover to a qualified deferred retirement plan.
The following tables reflect the funded status, net periodic benefit cost and other information about the Retirement Plan and the Supplemental Plans as of and for the years ended December 31, 2025 and 2024:

	Retirement Plan		Supplemental Plans
	Year Ended December 31,		Year Ended December 31,
(in thousands)	2025	2024	2025	2024

Change in benefit obligation
Projected benefit obligation at beginning of year	$—	$52,958	$14,911	$16,771
Service cost	—	—	—	—
Interest cost	—	2,738	756	840
Plan settlements	—	(49,629)	—	—
Benefits paid	—	(3,863)	(1,983)	(2,363)
Actuarial (gain) loss	—	(2,204)	572	(337)
Acquisitions (divestitures)	—	—	531	—
Projected benefit obligation at end of year	$—	$—	$14,787	$14,911
Change in plan assets
Fair value of plan assets at beginning of year	$7,001	$59,001	$—	$—
Actual return on plan assets	166	1,492	—	—
Employer contributions (non-elective contributions)	(5,116)	—	1,983	2,363
Plan settlements	—	(49,629)	—	—
Benefits paid	(18)	(3,863)	(1,983)	(2,363)
Expenses paid	—	—	—	—
Fair value of plan assets at end of year	$2,033	$7,001	$—	$—

Funded status at end of year	$2,033	$7,001	$(14,787)	$(14,911)
Amounts recognized in consolidated balance sheets
Other assets (liabilities)	2,033	7,001	(14,787)	(14,911)
Total amounts recognized	$2,033	$7,001	$(14,787)	$(14,911)

	Retirement Plan		Supplemental Plans
	Year Ended December 31,		Year Ended December 31,
(dollars in thousands)	2025	2024	2025	2024
Amounts recognized in accumulated other comprehensive loss (income)
Net accumulated loss (gain)	$—	$—	$(1,402)	$(2,028)
Total amounts recognized	$—	$—	$(1,402)	$(2,028)
Accumulated benefit obligation at end of year	$—	$—	$(14,787)	$(14,911)
Net periodic benefit cost
Service cost	$—	$—	$—	$—
Interest cost	—	2,738	756	840
Expected return on plan assets	—	(2,404)	—	—
Amortization of net gain	—	(46)	(54)	—
Settlement gain	—	(2,740)	—	—
Total net periodic benefit cost	$—	$(2,452)	$702	$840
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Net (loss) gain	$—	$(1,292)	$572	$(337)
Amortization of net gain	—	46	54	—
Total recognized in other comprehensive loss (income)	$—	$(1,246)	$626	$(337)

Assumptions used in determining net periodic benefit costs
Beginning of period assumptions for net periodic benefit cost
Discount rate	N/A	5.60%	5.41%	4.68%
Expected return on plan assets	N/A	6.00%	N/A	N/A
Year-end assumptions for reconciliation of funded status
Discount rate	N/A	5.35%	4.99%	5.41%
Expected return on plan assets	N/A	4.20%	N/A	N/A
Subsequent to the Retirement Plan’s termination, in 2025, the Company made nonelective contributions to the Mechanics
Bank Profit Sharing/401(k) Plan of $5.1 million.
As of December 31, 2025, the estimated net loss that will be amortized from accumulated other comprehensive income
(loss) on the consolidated balance sheets into net periodic benefit cost during the next fiscal year was zero for the
Retirement Plan and estimated to be $688 thousand for the Supplemental Plans. As of December 31, 2025, there was zero deferred prior service cost to be amortized into net periodic benefit cost for either the Retirement Plan or the Supplemental
Plans.
The Company contributed $2.0 million and $2.4 million to the Supplemental Executive Retirement Plan during 2025 and
2024, respectively, to cover the benefit payments due in those years. Currently, the Company estimates the contribution amount for 2026 to cover expected annuity payments will be $2.0 million.
Net periodic benefit cost for 2025 and 2024 was based on the Pri-2012 separate employee and retiree tables with contingent survivor adjustments for exiting survivors and white collar adjustments with projected future improvements using a modified version of scale MP-2021.
Financial disclosures as of December 31, 2025 and 2024 are based on the Pri-2012 separate employee and retiree tables with contingent survivor adjustments for exiting survivors and white collar adjustments with projected future improvements using a modified version of scale MP-2021.
The assets of the Retirement Plan are carried in a separate qualified pension trust which is not recorded in the consolidated balance sheets of the Company.
For the year ended December 31, 2024, the long-term expected rate of return on Retirement Plan assets is estimated based on the expected future returns and historic returns that the Retirement Plan trust assets earned in the last twenty years.

The following table summarizes the composition of the Retirement Plan trust assets as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Plan assets
Debt securities	—%	—%
Money market instruments and other	100	100
Total	100%	100%
Prior to the Retirement Plan’s termination, the investment policy of the Retirement Plan was to continuously allocate plan assets in a prudent, diversified and flexible manner among various asset classes to achieve an acceptable long-term total rate of return in line with broader financial market experience while taking into consideration return opportunities and potential risks presented by the overall economy and financial markets.
The Retirement Plan assets reflected in the tables below are the fair values of the plan assets as of the respective reporting dates shown at December 31, 2025 and 2024. Fair value is generally the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. The fair value of all equity securities has been determined based upon quoted market prices at the close of market trading on nationally recognized securities exchanges (Level 1) on the report date. The fair value of all debt securities has been determined at the close of market trading on the report date, utilizing matrix pricing, which is a mathematical technique widely used in the financial industry to value debt securities without relying exclusively on quoted prices for specific securities (Level 2). The fair value of money market instruments and other assets was the cash value for the financial instruments or other accounts as of the close of the market on the report date (Level 1). The Retirement Plan did not hold any assets on the respective report dates that were not traded in established markets, requiring alternative fair value determinations utilizing significant unobservable inputs (Level 3).
The fair value of the Retirement Plan assets at December 31, 2025 and 2024, by asset category, were as follows:

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Plan assets
Money market mutual funds	$2,027	$2,027	$—	$—
Other	6	6	—	—
Total	$2,033	$2,033	$—	$—

	December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Plan assets
Money market mutual funds	$6,973	$6,973	$—	$—
Other	28	28	—	—
Total	$7,001	$7,001	$—	$—

The following pension benefits and reserves for death benefits are expected to be paid in future years based upon the benefits and life insurance commitments of the Supplemental Plans as of December 31, 2025 and based on expected employment turnover and actuarially determined life expectancies of participants and beneficiaries:

(in thousands)	Supplemental Plans

2026	$2,025
2027	1,971
2028	1,883
2029	1,722
2030	1,626
2031-2035	6,240
Under the Mechanics Bank Profit Sharing/401(k) Plan (“Mechanics Bank 401(k) Plan”), all employees may make elective contributions. The Company may make profit sharing contributions or nonelective contributions to this plan at the discretion of the Board of Directors of the Company. In 2025, the Company made nonelective contributions to this plan of
$5.1 million. In 2024, the Company provided a discretionary Company match of individual employee contributions up to
3.5% of an employee’s eligible compensation. Plan participants’ matching contributions from the Company vest after two years.
After the closing of the Merger, the legacy HomeStreet’s 401(k) plan was maintained separately from the Mechanics Bank
401(k) Plan. The plan was frozen as of December 31, 2025, and will be merged into the Mechanics Bank 401(k) Plan in the first quarter of 2026.
Expense related to the 401(k) employer contributions (including the legacy HomeStreet’s plan following the Merger) was
$947 thousand and $3.9 million for 2025 and 2024, respectively. The expense for 2025 consisted of the employer contribution for legacy HomeStreet for the post-merger period. For legacy Mechanics Bank, no employer contribution was made in 2025 due to the nonelective contribution.
NOTE 22-SHAREHOLDERS’ EQUITY AND DIVIDEND LIMITATIONS
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
Class A common stock: Our voting common stock is listed on Nasdaq under the symbol “MCHB” and there were
220,190,561 shares outstanding at December 31, 2025, and 200,884,880 shares outstanding at December 31, 2024.
Class B common stock: Our Class B common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. There were 1,114,448 shares outstanding at December 31, 2025 and 2024.
Each holder of Class A common stock and Class B common stock is entitled to one vote per share of combined company common stock on matters submitted to the vote of holders of combined company common stock. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of combined company shareholders, except as may otherwise be required by law or certain adverse amendments to the rights of Class B common stock. The Company’s common shareholders are entitled to equally share in all dividends and distributions based on such shareholders’ pro rata ownership interest in the Company, except that each share of Class B common stock is treated as if such share had been converted into ten Class A Shares for purposes of calculating the economic rights of the Class B
Shares, including upon liquidation of the Company or the declaration of dividends or distributions by the Company.
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
NOTE 23–REGULATORY CAPITAL REQUIREMENTS
The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s operations and financial statements. Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.
The Company and Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about risk components, asset risk weighting, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-
weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). In addition, the Company and the
Bank are required to maintain a capital conservation buffer consisting of common equity Tier 1 capital above 2.5% of minimum risk based capital adequacy ratios to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes, as of December 31, 2025, that the
Company and the Bank met all capital adequacy requirements. The following tables present the regulatory capital amounts and ratios (inclusive of the capital 2.5% conservation buffer, where applicable) for Mechanics Bancorp and Mechanics
Bank as of the dates indicated:

	At December 31, 2025
	Actual		For Minimum Capital Adequacy Purposes (including Capital Conservation Buffer)		To Be Categorized As “Well Capitalized”
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Mechanics Bancorp (1)
Tier 1 leverage capital (to average assets)	$1,854,132	8.65%	$857,147	4.0%	n/a	n/a
Common equity Tier 1 capital (to risk- weighted assets)	1,854,132	14.09%	921,471	7.0%	n/a	n/a
Tier 1 risk-based capital (to risk-weighted assets)	1,854,132	14.09%	1,118,929	8.5%	n/a	n/a
Total risk-based capital (to risk-weighted assets)	2,141,745	16.27%	1,382,207	10.5%	n/a	n/a

Mechanics Bank (1)
Tier 1 leverage capital (to average assets)	$2,054,349	9.58%	$857,560	4.0%	$1,071,950	5.0%
Common equity Tier 1 capital (to risk- weighted assets)	2,054,349	15.59%	922,177	7.0%	856,307	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	2,054,349	15.59%	1,119,786	8.5%	1,053,917	8.0%
Total risk-based capital (to risk-weighted assets)	2,214,783	16.81%	1,383,266	10.5%	1,317,396	10.0%

	At December 31, 2024
	Actual		For Minimum Capital Adequacy Purposes (including Capital Conservation Buffer)		To Be Categorized As “Well Capitalized”
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Mechanics Bank (1)
Tier 1 leverage capital (to average assets)	$1,509,029	9.66%	$624,943	4.0%	$781,179	5.0%
Common equity Tier 1 capital (to risk- weighted assets)	1,509,029	16.14%	654,297	7.0%	607,562	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	1,509,029	16.14%	794,504	8.5%	747,769	8.0%
Total risk-based capital (to risk-weighted assets)	1,601,953	17.14%	981,446	10.5%	934,711	10.0%
(1)On September 2, 2025, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the Merger and becoming a wholly-owned subsidiary of Mechanics Bancorp. As a result, for December 31, 2024, regulatory capital ratios are only presented for Mechanics
Bank.
NOTE 24–PARENT COMPANY FINANCIAL STATEMENTS
As discussed in Note 1, “Summary of Significant Accounting Policies,” on September 2, 2025, the Merger by and among
Mechanics Bancorp (formerly known as HomeStreet, Inc.), HomeStreet Bank and Mechanics Bank was consummated. In connection with the Merger, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the
Merger and becoming a wholly-owned subsidiary of Mechanics Bancorp. As a result, activity for Mechanics Bancorp are reported beginning on the Merger date and no balances or activity is presented for 2024 or as of December 31, 2024, in the tables below. The condensed parent company only financial information below should be read in conjunction with the consolidated financial statements and related notes.
Condensed financial information for Mechanics Bancorp is as follows:

Condensed Balance Sheets	December 31,
(in thousands)	2025

Assets:
Cash and cash equivalents	$6,530
Securities available-for-sale, at fair value	631
Investment in subsidiaries	3,060,790
Other assets	2,312
Total assets	$3,070,263
Liabilities:
Long-term debt (1), (2)	$196,014
Other liabilities	11,874
Total liabilities	207,888
Shareholders’ equity:
Common stock, no par value	2,402,193
Retained earnings	456,695
Accumulated other comprehensive income	3,487
Total shareholders’ equity	2,862,375
Total liabilities and shareholders’ equity	$3,070,263
(1)Consists of Senior Notes, Subordinated Notes and TRUPS debt. For additional information on long-term debt, refer to Note 11, “Borrowings and
Long-Term Debt.”
(2)Includes $4.0 million of Subordinated Notes that is eliminated in consolidation, since Mechanics Bank owns $4.0 million of this debt security in its available-for-sale portfolio. On a consolidated basis, long-term debt for Mechanics Bancorp is $192.0 million.

Condensed Income Statements (1)	Year Ended December 31,
(in thousands)	2025

Income
Dividend income from Mechanics Bank	$53,500
Equity in undistributed income from subsidiaries	106,599
Interest and other income	897
Total revenues	160,996
Expense
Interest expense on long-term debt	6,304
Noninterest expense	1,497
Total expense	7,801
Income before income tax benefit	153,195
Income tax benefit	(1,798)
Net income	$154,993

Other comprehensive income (loss), net	(13)
Comprehensive income	$154,980
(1)Represents activity following the Merger on September 2, 2025 through December 31, 2025.

Condensed Statements of Cash Flows (1)	Year Ended December 31,
(in thousands)	2025

Cash flows from operating activities
Net income	$154,993
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed earnings from investment in subsidiaries	(106,599)
Amortization of discount on long-term debt	2,548
Other	(2,452)
Net cash provided by operating activities	48,490

Cash flows from investing activities:
Sales, maturities and paydowns of AFS securities	1,717
Net cash acquired in Merger	4,884
Net cash provided by investing activities	6,601

Cash flows from financing activities:
Dividends paid on common stock	(48,561)
Net cash used in financing activities	(48,561)
Net increase in cash and cash equivalents	6,530
Cash and cash equivalents, beginning of year	—
Cash and cash equivalents, end of year	$6,530
(1)Represents activity following the Merger on September 2, 2025 through December 31, 2025.

NOTE 25–RELATED PARTY TRANSACTIONS
Loans and Deposit Transactions
The Bank, in the ordinary course of business, has deposit transactions with directors and executives. In addition, the Bank has made or acquired loans to directors and/or executives, their immediate family members, and companies in which they have an interest, in the ordinary course of its business as a bank. In management’s opinion, these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank and do not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2025 and 2024, respectively, there were approximately $263 thousand and $141 thousand in loans outstanding to directors, executives and their related interests. At December 31, 2025 and 2024, respectively, there were no unfunded commitments to directors, executives and their related interests. At December 31,
2025 and 2024, respectively, there were approximately $3.6 million and $3.4 million in deposit balances from directors and executives.
Mechanics Bank Services Agreement
The Bank is a party to a Bank Services Agreement (“Mechanics Bank Services Agreement”) with GJF Financial
Management II, LLC (“GJF Management”), an affiliate of Gerald J. Ford, a former director and now director emeritus of the Bank. GJF Management serves as the management company to the Ford Financial Funds, which collectively beneficially own, directly or indirectly, approximately 77% of our voting common stock as of December 31, 2025. The
Bank is the sole portfolio company of the Ford Financial Funds. Pursuant to the Mechanics Bank Services Agreement, GJF
Management and individuals from GJF Management provide certain services to Mechanics Bank, including, among other things, executive oversight, accounting, tax, investment management, legal, regulatory, strategic planning, capital management, budgeting and other oversight. The services and value of services, inclusive of administrative costs, are evaluated annually to ensure compliance with applicable regulations. These services were provided to the Bank at a cost of
$9.7 million and $10.0 million for 2025 and 2024. Either party may terminate this agreement upon thirty days’ prior notice to the other. We also agreed to indemnify and hold harmless GJF Management for its performance or provision of these services, except for gross negligence and willful misconduct.
Further, Mr. Webb, Executive Chairman of Mechanics, and Mr. Johnson, our current President and Chief Executive
Officer, are both employed by GJF Management. Additionally, Mr. Russell, a director of Mechanics and former interim
Chief Executive Officer of the Bank, is employed by an affiliate of Mr. Ford.

NOTE 26 – QUARTERLY FINANCIAL DATA (UNAUDITED)
Impact of Adoption of ASU 2025-08
The following tables present summarized unaudited quarterly financial data for the consolidated balance sheet as of
September 30, 2025, and consolidated income statements for the three and nine months ended September 30, 2025, based on the Company’s early adoption of ASU 2025-08, as described in Note 1, “Summary of Significant Accounting Policies.”
This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the interim periods presented, which the Company considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes. The
Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Consolidated Balance Sheet	As of September 30, 2025
(in thousands)	As reported	Adoption Adjustment	As Adjusted

Loan receivables	$14,568,795	$18,735	$14,587,530
Interest receivable and other assets	414,011	(5,620)	408,391
Total assets	22,708,820	13,115	22,721,935
Retained earnings	380,954	13,115	394,069
Total shareholders’ equity	2,774,134	13,115	2,787,249
Total liabilities and shareholders' equity	22,708,820	13,115	22,721,935

Consolidated Income Statements	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in thousands, except per share amounts)	As reported	Adoption Adjustment	As Adjusted	As reported	Adoption Adjustment	As Adjusted

Loans interest and fees	$141,773	$(1,517)	$140,256	$379,681	$(1,517)	$378,164
Total interest income	204,888	(1,517)	203,371	556,626	(1,517)	555,109
Provision for credit losses on loans	46,058	(20,252)	25,806	42,663	(20,252)	22,411
Net interest income after provision for credit losses	98,652	18,735	117,387	361,261	18,735	379,996
Income before income tax expense (benefit)	45,101	18,735	63,836	165,598	18,735	184,333
Income tax expense (benefit)	(10,060)	5,620	(4,440)	24,161	5,620	29,781
Net income	55,161	13,115	68,276	141,437	13,115	154,552

Basic earnings per share
Class A common stock	$0.25	$0.06	$0.31	$0.66	$0.06	$0.72
Class B common stock	$2.53	$0.60	$3.13	$6.60	$0.62	$7.22
Diluted earnings per share
Class A common stock	$0.25	$0.06	$0.31	$0.66	$0.06	$0.72
Class B common stock	$2.53	$0.60	$3.13	$6.60	$0.62	$7.22
NOTE 27–SUBSEQUENT EVENTS
The Company redeemed the 6.50% Senior Notes on March 1, 2026, with a redemption price of 100% which is equal to
$65.0 million aggregate principal amount. The notes had a maturity date of June 1, 2026.
On February 25, 2026, the Board authorized a cash dividend of $0.40 per Class A common share and $4.00 per Class B common share, payable on March 19, 2026, to shareholders of record as of the close of business on March 9, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our
Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management was required to apply its judgment in evaluating the cost-
benefit relationship of possible controls and procedures.
As required by SEC rules, an evaluation was performed under the supervision and with the participation of the Chief
Executive Officer and Chief Financial Officer of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the
Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the
Company's financial statements for external purposes in accordance with U.S. GAAP.
On September 2, 2025, Mechanics Bancorp (the “Company,” formerly known as “HomeStreet, Inc.”) consummated the
Merger pursuant to the terms of the Agreement and Plan of Merger, dated as of March 28, 2025, by and among the
Company, HomeStreet Bank, and Mechanics Bank. In connection with the Merger, HomeStreet Bank merged with and into
Mechanics Bank, with Mechanics Bank surviving the Merger and becoming a wholly-owned subsidiary of the Company.
As a result of the Merger, the Company’s business became primarily the business conducted by Mechanics Bank.
Immediately following the Merger, (1) legacy Mechanics Bank shareholders owned approximately 91.7% of the Company on an economic basis and 91.3% of the voting power of the Company and (2) legacy HomeStreet, Inc. shareholders owned approximately 8.3% of the Company on an economic basis and 8.7% of the voting power of the Company. In the Merger,
Mechanics Bank was the accounting acquirer (legal acquiree), HomeStreet Bank was the accounting acquiree and the
Company was the legal acquirer. Prior to the Merger, Mechanics Bank was a privately-held company and was not subject to Section 404 of the Sarbanes-Oxley Act (“SOX”), while HomeStreet, Inc. was a publicly traded company subject to
Section 404 of SOX. For all filings under the Exchange Act after the Merger, the historical financial statements of the
Company for the period prior to the Merger are and will be those of Mechanics Bank.
As of the date of this report, management was able to evaluate the effectiveness of the design and operation of the internal controls related to the Company subsequent to the Merger. However, as the Merger occurred during the third quarter of
2025, and Mechanics Bank was the accounting acquirer and not previously subject to Section 404 of SOX, management concluded that there was insufficient time for management to complete its assessment of the internal control over financial reporting related to Mechanics Bank in accordance with Section 404 of SOX, and therefore, Mechanics Bank’s internal controls over financial reporting were excluded from our report on internal control over financial reporting. Accordingly, management’s assessment and conclusion described below do not extend to internal control over financial reporting related to Mechanics Bank.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting, by focusing on those controls which continued to operate post-merger that relate exclusively to legacy HomeStreet Bank (covering approximately 14% of the revenue on the consolidated income statement for the year ended December 31, 2025 and 26% of the total assets on the consolidated balance sheet as of December 31, 2025). Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the
Treadway Commission (“COSO”), management concluded that the internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Crowe LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2025, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which report is included in Item 8.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Merger, which was completed on September 2, 2025, has had a material impact on the financial position, results of operations, and cash flows of the combined company from the date of acquisition through December 31, 2025. The business combination also resulted in material changes in the combined company’s internal control over financial reporting. The Company is in the process of designing and integrating policies, processes, operations, technology, and other components of internal control over financial reporting of the combined company. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.
ITEM 9B.OTHER INFORMATION
During the quarter ended December 31, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Conduct is posted on our website at https://
ir.mechanicsbank.com. To the extent required by applicable rules of the SEC and Nasdaq, we will disclose on our website any amendments to the Code of Conduct and any waivers of the requirements of the Code of Conduct that may be granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.
Except as disclosed above, the information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended
December 31, 2025.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2025.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Plans approved by shareholders: (1)
2025 plan	325,972	$—	(2)	7,315,390
2014 plan (3)	44,476	—		—
Plans not approved by shareholders	—	—		—
Total	370,448	$—		7,315,390
(1)Does not include 229,039 shares subject to Restricted Stock Units and Incentive Units issued on the Mechanics Bank 2017
Incentive Unit Plan (the “2017 Plan”) and the Mechanics Bank 2022 Omnibus Incentive Plan (the “2022 Plan”) that were assumed by the Company in connection with the Merger. No further awards may be granted under the 2017 Plan or the 2022 Plan following the Merger. Shares issued on vesting of these awards are done without payment by the participant of any additional consideration.
(2)Shares issued on vesting of Restricted Stock Units under the 2025 Plan and 2014 Plan are done without payment by the participant of any additional consideration and therefore have been excluded from this calculation.
(3)No additional awards may be granted under the HomeStreet, Inc. 2014 Equity Incentive Plan.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended
December 31, 2025.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended
December 31, 2025.

PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

The consolidated financial statements of Mechanics Bancorp and its subsidiaries and independent auditors’ report are included in Item 8. under Part II of this Form 10-K.  All financial statement schedules are omitted because they are either inapplicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)	Exhibits
The following documents are included or incorporated by reference in this Annual Report on Form 10‑K:
EXHIBIT INDEX

Exhibit Number	Description

2.1(1)**
Agreement and Plan of Merger, dated March 28, 2025, by and among Mechanics Bank, HomeStreet, Inc.
and HomeStreet Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on
Form 8-K, filed with the SEC on April 3, 2025).

2.2**
Amendment to the Agreement and Plan of Merger, dated as of August 26, 2025, by and among
Mechanics Bank, HomeStreet, Inc. and HomeStreet Bank (incorporated by reference to Exhibit 2.1 to the
Company’s Current Report on Form 8-K, filed with the SEC on September 2, 2025).

2.3(1)**
Asset Purchase Agreement, by and between Mechanics Bank and Fifth Third Bank, National
Association, dated as of December 3, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s
Current Report on Form 8-K, filed with the SEC on December 9, 2025).

3.1
Fourth Amended and Restated Articles of Incorporation of Mechanics Bancorp, effective as of
September 2, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form
8-K, filed with the SEC on September 2, 2025).

3.2
Amended and Restated Bylaws of Mechanics Bancorp, effective as of February 25, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on
February 27, 2026).

4.1(1)
Indenture, dated as of May 20, 2016, between HomeStreet, Inc. and Wells Fargo Bank, National
Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on
Form 8-K, filed with the SEC on May 20, 2016).

4.2(1)
Indenture, dated as of January 19, 2022, between HomeStreet, Inc. and Computershare Trust Company,
N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-
K, filed with the SEC on January 19, 2022).

4.3(1)
First Supplemental Indenture, dated as of January 19, 2022, between HomeStreet, Inc. and
Computershare Trust Company, N.A., as Trustee (including the form of 3.50% Fixed-to-Floating Rate
Subordinated Note due 2032) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2022).

4.4+	Description of Securities.
10.01(1)
Registration Rights Agreement, dated March 28, 2025, by and among HomeStreet, Inc.,
Mechanics Bank and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s
Current Report on Form 8-K, filed with the SEC on April 3, 2025).

10.02*	Amended and Restated HomeStreet, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 6, 2019).
10.03*	Standard Form of Restricted Stock Unit Agreement under the 2014 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 6, 2019).
10.04*	Mechanics Bank 2017 Incentive Unit Plan (incorporated by reference to Exhibit 4.5 to the Company’s Post-Effective Amendment No.1 to Form S-4 on Form S-8, filed with the SEC on September 2, 2025).

10.05*
Form of Incentive Unit Award Agreement to the Mechanics Bank 2017 Incentive Unit Plan
(incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment No.1 to Form S-4
on Form S-8, filed with the SEC on September 2, 2025).

10.06*	Mechanics Bank 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Post-Effective Amendment No.1 to Form S-4 on Form S-8, filed with the SEC on September 2, 2025).
10.07*
Form of Restricted Stock Unit Award Agreement to the Mechanics Bank 2022 Omnibus Incentive Plan
(incorporated by reference to Exhibit 4.4 to the Company’s Post-Effective Amendment No.1 to Form S-4
on Form S-8, filed with the SEC on September 2, 2025).

10.08*	Mechanics Bancorp 2025 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 2, 2025).
10.09+*	Form of Restricted Stock Unit Award Agreement to the Mechanics Bancorp 2025 Equity Incentive Plan.
10.10+*	Form of Performance Stock Unit Award Agreement to the Mechanics Bancorp 2025 Equity Incentive Plan
10.11*
HomeStreet Bank Performance-Based Annual Incentive Plan, effective January 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May
6, 2022).

10.12+*	Mechanics Bank Annual Incentive Plan.
10.13*	Form of HomeStreet, Inc. Deferred Compensation Agreement 2025 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2025).
10.14+*	Form of Mechanics Bank Deferred Compensation Agreement.
10.15*
Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason, dated January 25, 2018 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on
Form 10-K, filed with the SEC on March 6, 2018).

10.16*
Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and
Mark K. Mason, dated July 29, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s
Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2020).

10.17*
Second Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet
Bank, and Mark K. Mason, dated December 13, 2022 (incorporated by reference to Exhibit 10.22 to the
Company’s Annual Report on Form 10-K, filed with the SEC on March 3, 2023).

10.18*
Third Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and Mark K. Mason, dated March 5, 2025 (incorporated by reference to Exhibit 10.27 to the Company’s
Annual Report on Form 10-K, filed with the SEC on March 7, 2025).

10.19*	Mason Deferred Compensation Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2025).
10.20*
Consulting Agreement, dated March 28, 2025, by and among HomeStreet, Inc., Mechanics Bank and
Mark Mason (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K,
filed with the SEC on April 3, 2025).

10.21*
Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and William Endresen,
dated February 26, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on
Form 10-K, filed with the SEC on March 12, 2021).

10.22*
First Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet Bank, and William D. Endresen, dated February 28, 2023 (incorporated by reference to Exhibit 10.23 to the
Company’s Annual Report on Form 10-K, filed with the SEC on March 6, 2023).

10.23*
Second Amendment to Executive Employment Agreement, between HomeStreet, Inc., HomeStreet
Bank, and William D. Endresen, dated March 5, 2025 (incorporated by reference to Exhibit 10.29 to the
Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2025).

10.24*
Amended and Restated Executive Employment Agreement, between HomeStreet, Inc., HomeStreet
Bank, and John M. Michel, dated August 4, 2022 (incorporated by reference to Exhibit 10.1 to the
Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2022).

10.25*
First Amendment to Amended and Restated Executive Employment Agreement, between HomeStreet,
Inc., HomeStreet Bank, and John M. Michel, dated March 5, 2025 (incorporated by reference to Exhibit
10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2025).

10.26*
Executive Change in Control Agreement, between HomeStreet, Inc., HomeStreet Bank, and William
Endresen, dated February 9, 2021 (incorporated by reference to Exhibit B to Exhibit 10.11 to the
Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2021).

10.27*
First Amendment to Executive Change in Control Agreement, between HomeStreet, Inc., HomeStreet
Bank, and William D. Endresen, dated August 5, 2024 (incorporated by reference to Exhibit 10.24 to the
Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2024).

10.28*
Executive Change in Control Agreement, between HomeStreet, Inc., HomeStreet Bank, and John
Michel, dated August 4, 2022 (incorporated by reference to Exhibit B to Exhibit 10.1 to the Company’s
Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2022).

10.29*
First Amendment to Executive Change in Control Agreement between HomeStreet, Inc., HomeStreet
Bank, and John M. Michel, dated August 5, 2024 (incorporated by reference to Exhibit 10.25 to the
Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2024).

10.30*
Amended and Restated Change in Control Agreement, dated as of August 28, 2025, by and between
Mechanics Bank and Nathan Duda (incorporated by reference to Exhibit 10.2 to the Company’s Current
Report on Form 8-K, filed with the SEC on September 2, 2025).

10.31*
Amended and Restated Change in Control Agreement, dated as of August 28, 2025, by and between
Mechanics Bank and Chris Pierce (incorporated by reference to Exhibit 10.3 to the Company’s Current
Report on Form 8-K, filed with the SEC on September 2, 2025).

10.32+*	Change in Control Agreement, dated as of August 28, 2025, by and between Mechanics Bank and Tony Kallingal.
10.33+*	Change in Control Agreement, dated as of August 28, 2025, by and between Mechanics Bank and Scott Givans.
10.34(1)
Bank Services Agreement, dated as of September 1, 2019, by and between GJF Financial Management
II, LLC and Mechanics Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly
Report on Form 10-Q, filed with the SEC on November 17, 2025).

10.35(1)
First Amendment to Bank Services Agreement, dated effective as of January 1, 2025, by and between GJF Financial Management II, LLC and Mechanics Bank (incorporated by reference to Exhibit
10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 17, 2025).

19.1+	Insider Trading Policy.
21.1+	Subsidiaries of Mechanics Bancorp.
23.1+	Consent of Independent Registered Public Accounting Firm, Crowe LLP.
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Incentive Compensation Recoupment Policy.
101
The following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language)
and contained in Exhibit 101: (i) the Consolidated Balance Sheets as of December 31, 2025 and
December 31, 2024; (ii) the Consolidated Income Statements for the two years ended December 31,
2025, (iii) the Consolidated Statements of Comprehensive Income for the two years ended December 31,
2025; (iv) the Consolidated Statements of Shareholders’ Equity for the two years ended December 31,
2025, (v) the Consolidated Statements of Cash Flows for the two years ended December 31, 2025, and
(vi) the Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.
+ Filed herewith.
(1)The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

(2)This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1935.
*    Management contract or compensation plan or arrangement.
**  Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.
ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2026.

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

Signature	Title	Date

/s/ C.J. Johnson	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2026
C.J. Johnson

/s/Nathan Duda	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2026
Nathan Duda

/s/ Carl B. Webb	Executive Chairman	March 16, 2026
Carl B. Webb

/s/ Patricia Cochran	Director	March 16, 2026
Patricia Cochran

/s/ Adrienne Y. Crowe	Director	March 16, 2026
Adrienne Y. Crowe

/s/ Douglas Downer	Director	March 16, 2026
Douglas Downer

/s/ E. Michael Downer	Vice Chairman	March 16, 2026
E. Michael Downer

/s/ Nancy D. Pellegrino	Director	March 16, 2026
Nancy D. Pellegrino

/s/ Kenneth D. Russell	Director	March 16, 2026
Kenneth D. Russell

/s/ Jon Wilcox	Director	March 16, 2026
Jon Wilcox