Form 10-Q
period 2026-03-31
Mechanics Bancorp
filed 2026-05-08
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 4, 2026, there were 220,286,632 shares of Class A common stock outstanding and 1,114,448 shares of Class B common stock outstanding.

Introductory Note
Presentation of Results - HomeStreet Bank Merger
On September 2, 2025, we completed the Merger of HomeStreet Bank, the wholly-owned subsidiary of Mechanics Bancorp (formerly known as “HomeStreet, Inc.”) with and into Mechanics Bank, with Mechanics Bank as the surviving bank. Mechanics Bank is the accounting acquirer (“legal acquiree”), HomeStreet Bank is the accounting acquiree and Mechanics Bancorp is the legal acquirer. In this Quarterly Report on Form 10-Q, our financial results for all periods ended prior to September 2, 2025 reflect Mechanics Bank’s results on a standalone basis. In addition, our reported financial results reflect Mechanics Bank’s financial results on a standalone basis until the closing of the Merger on September 2, 2025 and results of the combined company beginning September 2, 2025. The number of shares issued and outstanding, earnings per share, and all references to share quantities or metrics of Mechanics Bancorp have been retrospectively restated to reflect the equivalent number of shares issued in the Merger since the Merger was accounted for as a reverse acquisition. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger as of September 2, 2025 at their acquisition date fair values. The estimates of fair value were recorded based on initial valuations at the Merger date. These estimates are considered preliminary as of March 31, 2026, are subject to change for up to one year after the Merger date, and any changes could be material.
Unless we state otherwise or the content otherwise requires, references in this Quarterly Report on Form 10-Q to “Mechanics,” “we,” “our,” “us” or the “Company” refer collectively to Mechanics Bancorp, Mechanics Bank (the “Bank”) and other direct and indirect subsidiaries of Mechanics Bancorp, following completion of the Merger. In some instances, we refer to Mechanics Bank prior to the effective time of the Merger as “legacy Mechanics Bank,” HomeStreet Bank prior to the effective time of the Merger as “legacy HomeStreet Bank,” and HomeStreet, Inc. prior to the effective time of the Merger as “legacy HomeStreet, Inc.”

PART I - FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2025 Equity Plan	Mechanics Bancorp 2025 Equity Incentive Plan	Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
ACL	Allowance for credit losses	GAAP	U.S. Generally Accepted Accounting Principles
AFS	Available-for-sale	Ginnie Mae (GNMA)	Government National Mortgage Association
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
ASC	Accounting Standards Codification	IRLC	Interest rate lock commitment
ASU	Accounting Standards Update	LHFI	Loans held for investment
AUM	Assets under management	LHFS	Loans held for sale
BOLI	Bank owned life insurance	LIHTC	Low income housing tax credit
C&I	Commercial and industrial loans	MBS	Mortgage-backed securities
CDFPI	California Department of Financial Protection and Innovation	Merger	Merger on September 2, 2025 in which HomeStreet Bank merged with and into Mechanics Bank, and Mechanics Bank became a wholly-owned subsidiary of Mechanics Bancorp (formerly HomeStreet, Inc.)
CECL	Current expected credit loss	MSR	Mortgage servicing right
CPR	Conditional Prepayment Rate	OREO	Other real estate owned
CRA	Community Reinvestment Act of 1977	PCD	Purchased credit deteriorated
CRE	Commercial real estate	PSL	Purchased seasoned loans
DUS®	Fannie Mae Multifamily Delegated Underwriting and Servicing Program	PSU	Performance stock unit
EPS	Earnings per share	ROU	Right-of-use
Fannie Mae (FNMA)	Federal National Mortgage Association	RSU	Restricted stock unit
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
Federal Reserve	Federal Reserve Bank	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SFR	Single family residential
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
Fifth Third	Fifth Third Bank, National Association, a wholly-owned, indirect subsidiary of Fifth Third Bancorp	TRUPs	Trust preferred securities
Ford Financial Funds	Ford Financial Fund II, LP. and Ford Financial Fund III, L.P.

ITEM 1.    FINANCIAL STATEMENTS

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands)	March 31, 2026	December 31, 2025

ASSETS
Cash and cash equivalents	$483,513	$1,029,983
Trading securities	49,463	49,518
Securities available-for-sale, at fair value	3,933,705	3,993,385
Securities held-to-maturity, at amortized cost (fair value of $1,149,969 and $1,170,818 at March 31, 2026 and December 31, 2025, respectively)	1,313,520	1,336,632
Loans held for sale (includes $4,692 and $5,967 carried at fair value at March 31, 2026 and December 31, 2025, respectively)	4,692	5,967
Loan receivables	13,852,209	14,176,936
Allowance for credit losses on loans	(156,796)	(153,319)
Net loan receivables	13,695,413	14,023,617
Mortgage servicing rights (includes $57,630 and $58,095 carried at fair value at March 31, 2026 and December 31, 2025, respectively)	84,000	85,832
Other real estate owned	4,658	4,990
Federal Home Loan Bank stock, at cost	17,289	17,292
Premises and equipment, net	143,157	143,895
Bank owned life insurance	171,674	170,339
Goodwill	843,305	843,305
Other intangible assets, net	205,269	212,491
Right-of-use asset	78,046	82,076
Interest receivable and other assets	361,251	352,153
TOTAL ASSETS	$21,388,955	$22,351,475
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Noninterest-bearing demand deposits	$6,511,998	$6,744,082
Interest-bearing transaction accounts	8,222,964	8,128,832
Savings and time deposits	3,507,807	4,152,083
Total deposits	18,242,769	19,024,997
Long-term debt	128,815	192,014
Operating lease liability	82,403	86,794
Interest payable and other liabilities	143,576	185,295
TOTAL LIABILITIES	18,597,563	19,489,100
SHAREHOLDERS’ EQUITY
Common stock, Class A, no par value, Authorized —1,897,500,000 shares, Issued and outstanding, 220,286,142 shares and 220,190,561 shares at March 31, 2026 and December 31, 2025, respectively; Class B, no par value, Authorized — 2,500,000 shares, Issued and outstanding, 1,114,448 shares at March 31, 2026 and December 31, 2025	2,402,968	2,402,193
Retained earnings	407,908	456,695
Accumulated other comprehensive income (loss), net of tax	(19,484)	3,487
TOTAL SHAREHOLDERS’ EQUITY	2,791,392	2,862,375
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,388,955	$22,351,475

See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended March 31,
(dollars in thousands, except per share amounts)	2026	2025

INTEREST INCOME
Loans interest and fees	$181,190	$117,792
Investment securities	53,074	47,585
Interest-bearing cash and other	7,672	8,208
Total interest income	241,936	173,585
INTEREST EXPENSE
Deposits	58,323	45,131
Borrowed funds	228	—
Long-term debt	4,340	—
Total interest expense	62,891	45,131
Net interest income	179,045	128,454
Provision (reversal of provision) for credit losses on loans	7,593	(3,752)
Provision for credit losses on unfunded lending commitments	174	94
Net interest income after provision for credit losses	171,278	132,112
NONINTEREST INCOME
Service charges on deposit accounts	6,043	5,494
Trust fees and commissions	3,070	3,119
ATM network fee income	3,904	2,888
Loan servicing income	1,927	177
Net gain on sales and calls of investment securities	52	—
Income from bank owned life insurance	1,165	527
Other	4,859	2,776
Total noninterest income	21,020	14,981
NONINTEREST EXPENSE
Salaries and employee benefits	68,550	48,851
Occupancy	12,429	7,972
Equipment	9,615	5,869
Professional services	6,071	4,916
FDIC assessments and regulatory fees	2,990	2,213
Amortization of intangible assets	7,222	2,738
Data processing	3,873	1,350
Loan related	3,506	1,577
Marketing and advertising	907	584
Other real estate owned related	384	2,684
Acquisition and integration costs	4,794	350
Other	10,086	6,534
Total noninterest expense	130,427	85,638
Income before income tax expense	61,871	61,455
INCOME TAX EXPENSE	17,781	17,664
NET INCOME	$44,090	$43,791

Basic earnings per share
Class A common stock	$0.19	$0.21
Class B common stock	$1.91	$2.07
Diluted earnings per share
Class A common stock	$0.19	$0.21
Class B common stock	$1.91	$2.07
Basic weighted-average shares outstanding
Class A common stock	221,047,803	200,884,880
Class B common stock	1,114,448	1,114,448
Diluted weighted-average shares outstanding
Class A common stock	221,203,293	200,944,300
Class B common stock	1,114,448	1,114,448
See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2026	2025

NET INCOME	$44,090	$43,791
Other comprehensive income (loss)
Net change in unrealized gain (loss) on investment securities available-for-sale	(32,231)	39,243
Reclassification adjustment for accretion of unrealized holding loss from the transfer of securities from available-for-sale to held-to-maturity debt securities	605	627
Reclassification adjustment for net realized (gain) loss on securities available-for-sale included in net income	(52)	—
Change in defined benefit pension liability obligations	(37)	72
Other comprehensive income (loss) before tax	(31,715)	39,942
Less: income tax impact of:
Net change in unrealized gain (loss) on investment securities available-for-sale	(8,885)	11,310
Reclassification adjustment for accretion of unrealized holding loss from the transfer of securities from available-for-sale to held-to-maturity debt securities	165	181
Reclassification adjustment for net realized (gain) loss on securities available-for-sale included in net income	(14)	—
Change in defined benefit pension liability obligations	(10)	20
Total	(8,744)	11,511
Other comprehensive income (loss)	(22,971)	28,431
Total comprehensive income	$21,119	$72,222

See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A and Class B Common Stock			Accumulated Other Comprehensive Income (Loss), Net
(dollars in thousands, except per share amounts)	Shares	Amount	Retained Earnings	Securities	Defined Benefit Obligations	Total Shareholders’ Equity

Balance, December 31, 2024	201,999,328	$2,122,117	$239,517	$(64,058)	$4,292	$2,301,868
Net income	—	—	43,791	—	—	43,791
Other comprehensive income, net of tax	—	—	—	28,379	52	28,431
Balance, March 31, 2025	201,999,328	$2,122,117	$283,308	$(35,679)	$4,344	$2,374,090

Balance, December 31, 2025	221,305,009	$2,402,193	$456,695	$378	$3,109	$2,862,375
Net income	—	—	44,090	—	—	44,090
Other comprehensive loss, net of tax	—	—	—	(22,944)	(27)	(22,971)
Share-based compensation expense	—	1,338	—	—	—	1,338
Common stock issued from stock awards, net	95,581	(872)	—	—	—	(872)
Reinvested dividends on vested stock awards	—	309	(309)	—	—	—
Cash dividends declared Class A common stock ($0.40 per share)	—	—	(88,110)	—	—	(88,110)
Cash dividends declared Class B common stock ($4.00 per share)	—	—	(4,458)	—	—	(4,458)
Balance, March 31, 2026	221,400,590	$2,402,968	$407,908	$(22,566)	$3,082	$2,791,392

See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,090	$43,791
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal of provision) for credit losses on loans	7,593	(3,752)
Originations of loans held for sale and principal collections, net	(52,583)	(1,313)
Proceeds from sales of loans held for sale	55,063	1,644
Net fair value adjustment and gain on sale of loans held for sale	(1,143)	(7)
Provision for credit losses on unfunded lending commitments	174	94
Amortization (accretion) of premiums and discounts on investment securities	(2,008)	743
Depreciation of premises and equipment	3,378	2,350
Amortization of intangible assets	7,222	2,738
Amortization of premiums and discounts on debt and deposits	1,674	—
Share-based compensation expense	1,338	2,571
Increase in cash surrender value of bank-owned life insurance	(1,336)	(559)
Net gain on sales and calls of investment securities	(52)	—
Net loss on sale, disposal and write-down of other real estate owned	332	2,200
Deferred income tax expense	8,672	7,537
Amortization of deferred loan fees and costs	2,125	3,584
Amortization (accretion) of premiums and discounts on purchased loans	(12,836)	(503)
Origination, amortization and change in fair value of MSRs, net	1,832	—
Net increase in trading securities	(724)	—
Changes in:
Interest receivable and other assets	(6,789)	—
Interest payable and other liabilities	(44,620)	(62,556)
Net cash provided by (used in) operating activities	11,402	(1,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available-for-sale:
Purchases	(141,552)	(561,139)
Maturities, calls and paydowns	172,032	79,037
Securities held-to-maturity:
Maturities, calls and paydowns	22,694	23,112
Loan originations and principal collections, net	324,111	241,404
Purchases of loans	(3,478)	(29,229)
Recoveries of loans charged-off	3,089	2,926
Proceeds from sales of loans	7,538	—
Purchases of premises and equipment	(2,640)	(497)
Redemptions of Federal Home Loan Bank stock	3	—
Net cash provided by (used in) investing activities	381,797	(244,386)

	Quarter Ended March 31,
(in thousands)	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(782,101)	44,422
Repayment of Senior Notes	(65,000)	—
Cash dividends paid	(92,568)	—
Net cash provided by (used in) financing activities	(939,669)	44,422
Net decrease in cash and cash equivalents	(546,470)	(201,402)
Cash and cash equivalents at beginning of period	1,029,983	999,711
Cash and cash equivalents at end of period	$483,513	$798,309

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$64,947	$46,933
Income taxes paid (refunded), net	(3,355)	11
Non-cash activities:
ROU assets obtained in exchange for operating lease obligations	1,618	5,836

See accompanying notes to consolidated financial statements

Mechanics Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Mechanics Bancorp, a Washington corporation (the “Company”), is a financial holding company and primarily operates through 121-year-old Mechanics Bank, its wholly-owned subsidiary. Mechanics Bank is a full-service community bank with 166 branches throughout California, Washington, Oregon and Hawaii. Following the strategic Merger of HomeStreet Bank with and into Mechanics Bank on September 2, 2025, with Mechanics Bank surviving the Merger as a wholly-owned subsidiary of the Company, the assets, liabilities and operations of HomeStreet Bank became the assets, liabilities and operations of Mechanics Bank. Headquartered in Walnut Creek, California, Mechanics Bank provides a wide range of products and services in consumer and business banking, commercial lending, cash management services, private banking, and comprehensive wealth management and trust services.
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
The Company’s business is conducted primarily through its wholly-owned subsidiaries, Mechanics Bank and HomeStreet Statutory Trusts (I, II, III and IV), as well as Mechanics Bank’s subsidiaries: MacDonald Auxiliary Corporation, Mechanics Real Estate Holdings Inc., 3190 Klose Way, LLC, Hydrox Properties XXVI, LLC, Continental Escrow Company, HS Properties Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC, and 16389 Redmond Way LLC.
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
Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly-owned subsidiaries. The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the financial services industry.
The Merger is considered a reverse acquisition in accordance with ASC 805-40, “Business Combinations-Reverse Acquisitions.” Mechanics Bank is the accounting acquirer (“legal acquiree”), HomeStreet Bank is the accounting acquiree and Mechanics Bancorp, formerly HomeStreet, Inc., is the legal acquirer. Mechanics Bancorp’s financial results for all periods ended prior to September 2, 2025 reflect legacy Mechanics Bank’s results only on a standalone basis. In addition, Mechanics Bancorp’s reported financial results reflect legacy Mechanics Bank’s financial results only on a standalone basis until the closing of the Merger on September 2, 2025 and results of the combined company beginning September 2, 2025. The number of shares issued and outstanding, earnings per share, and all references to share quantities or metrics of Mechanics Bancorp have been retrospectively restated to reflect the equivalent number of shares issued in the Merger since the Merger was accounted for as a reverse acquisition. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger as of September 2, 2025 at their acquisition date fair values. Refer to Note 2, “Business Combination,” for additional information on the transaction.
Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on the Company’s prior year net income or shareholders’ equity.
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in these accompanying notes to the financial statements. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. Certain disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in the interim financial statements, as permitted under GAAP. The unaudited interim financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes to Consolidated Financial Statements for the years ended December 31, 2025 and 2024 included in our 2025 Annual Report on Form 10-K.

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
Business Combinations: Purchase accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported on the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. A bargain purchase gain is realized when the excess of the fair value of identifiable net assets acquired is greater than the consideration paid and it is recognized in earnings on the acquisition date.
Merger with HomeStreet: On September 2, 2025, Mechanics Bancorp (formerly known as “HomeStreet, Inc.”), consummated the Merger by and among the Company, HomeStreet Bank, a Washington state-chartered commercial bank and a wholly-owned subsidiary of the Company, and Mechanics Bank. In connection with the Merger, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the Merger and becoming a wholly-owned subsidiary of the Company. As a result of the Merger, the Company’s business became primarily the business conducted by Mechanics Bank. Immediately following the Merger, (1) legacy Mechanics Bank shareholders owned approximately 91.7% of the Company on an economic basis and 91.3% of the voting power of the Company and (2) legacy Company shareholders owned approximately 8.3% of the Company on an economic basis and 8.7% of the voting power of the Company. See Note 16, “Shareholders’ Equity and Dividend Limitations” for details of the Company’s Class A and Class B common stock, including further information on the economic rights of the Class B shares.
The Merger is considered a reverse acquisition. Mechanics Bank is the accounting acquirer (“legal acquiree”), HomeStreet Bank is the accounting acquiree and Mechanics Bancorp is the legal acquirer. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger at their acquisition date fair values. These estimates are considered preliminary as of March 31, 2026, are subject to change for up to one year after the Merger date, and any changes could be material.
Asset Sale: As discussed in Note 17, “Subsequent Events—Asset Sale,” on May 1, 2026, Mechanics Bank completed the previously announced sale of its Fannie Mae Multifamily Delegated Underwriting and Servicing (“DUS®”) business line to Fifth Third for aggregate cash consideration of approximately $126 million.
Adoption of Purchased Seasoned Loans Accounting Standard: The Company early adopted Accounting Standards Update (“ASU”) 2025-08, “Financial Instruments–Credit Losses (Topic 326): Purchased Loans,” during the fourth quarter of 2025. This new standard, which the Company elected to early adopt as of January 1, 2025, requires acquired loans that meet certain criteria at acquisition (purchased seasoned loans) to be recognized at their purchase price plus the amount of the allowance for expected credit losses (gross-up approach). As a result, for purchased seasoned loans acquired in the Merger, the Company established an allowance for credit losses of $20.3 million at the date of acquisition for these loans and reversed the provision for credit losses recorded in the third quarter of 2025, and recorded it as part of the acquired loans initial amortized cost basis. Required disclosures regarding the impact of the adoption were presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In addition, third quarter 2025 results will be retrospectively adjusted when the Company files its Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.
Recent Accounting Developments
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. In January 2025, the FASB also issued ASU 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures-Clarifying the Effective Date,” which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The enhanced income statement expense disclosure requirements apply on a prospective basis. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures. The adoption of ASU 2024-03 and ASU 2025-01 will not have an impact on the Company’s financial position or results of operations as it impacts disclosures only. We are assessing the impact on our disclosures.
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
The following table provides the preliminary purchase price allocation and the assets acquired and liabilities assumed at their estimated fair values as of the Merger date, resulting in a preliminary bargain purchase gain of $145.5 million. The estimates of fair value were recorded based on initial valuations at the Merger date and these estimates are considered preliminary as of March 31, 2026, and are subject to adjustment for up to one year after the Merger date, and any changes could be material. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Additional information may be obtained during the measurement period that could result in changes to the estimated fair value amounts, and that could result in adjustments to the valuation amounts presented herein. The Company’s taxes are provisional along with the DUS valuation and review of certain contracts assumed in the Merger. The measurement period ends on the earlier of one year after the Merger date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger date have been obtained.

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
(1)Reflects the adoption of ASU 2025-08. See Note 1, “Summary of Significant Accounting Policies—Adoption of Purchased Seasoned Loans Accounting Standard” for discussion of the adoption of this guidance.
(2)Consists of $100.2 million of a DUS license and business line intangible and $90.8 million of core deposit intangible assets.

The following table shows the amount of the expenses related to the Merger for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2026	2025

Severance and employee related	$1,628	$—
Legal and professional	2,865	350
System conversion, integration and other	301	—
Total	$4,794	$350

Pro-Forma Financial Information
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the quarter ended March 31, 2025, as if the Merger had been completed on January 1, 2024, after giving effect to certain purchase accounting adjustments, primarily related to the preliminary bargain purchase gain, amortization of intangible assets and non-recurring transaction costs. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisition actually taken place at the beginning of the annual period prior to the Merger.

Quarter Ended March 31,
(in thousands)	2025

Net interest income	$174,399
Noninterest income	26,784
Net income before income taxes	63,883
NOTE 3–DEBT SECURITIES
The following table presents the amortized cost and fair value of the debt securities portfolio as of the dates indicated:

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$454,978	$6,612	$(1,721)	$459,869
Mortgage-backed securities - residential	2,818,727	20,363	(31,371)	2,807,719
Mortgage-backed securities - commercial	369,056	1,210	(12,285)	357,981
Collateralized loan obligations	230,500	—	(792)	229,708
Corporate bonds	52,028	985	(1,878)	51,135
U.S. Treasury securities	20,648	—	(112)	20,536
Agency debentures	6,816	—	(59)	6,757
Total securities available-for-sale	$3,952,753	$29,170	$(48,218)	$3,933,705

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held-to-maturity
Obligations of states and political subdivisions	$12,967	$401	$(9)	$13,359
Mortgage-backed securities - residential	989,514	—	(132,144)	857,370
Mortgage-backed securities - commercial	311,039	—	(31,799)	279,240
Total securities held-to-maturity	$1,313,520	$401	$(163,952)	$1,149,969

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$458,290	$13,518	$(649)	$471,159
Mortgage-backed securities - residential	2,871,733	36,881	(24,325)	2,884,289
Mortgage-backed securities - commercial	381,934	1,622	(11,750)	371,806
Collateralized loan obligations	188,500	1	(185)	188,316
Corporate bonds	51,828	527	(2,440)	49,915
U.S. Treasury securities	20,623	46	—	20,669
Agency debentures	7,243	9	(21)	7,231
Total securities available-for-sale	$3,980,151	$52,604	$(39,370)	$3,993,385

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held-to-maturity
Obligations of states and political subdivisions	$12,902	$545	$(6)	$13,441
Mortgage-backed securities - residential	1,012,716	—	(134,994)	877,722
Mortgage-backed securities - commercial	311,014	—	(31,359)	279,655
Total securities held-to-maturity	$1,336,632	$545	$(166,359)	$1,170,818
In addition to the reported fair values of the debt securities reflected above, the Company is entitled to receive accrued interest and dividends from its securities. Included in interest receivable and other assets on the consolidated balance sheets as of March 31, 2026 and December 31, 2025 was $19.1 million and $20.2 million, respectively, of interest and dividends receivable from the Company’s debt securities. Accrued interest receivable from securities available-for-sale totaled $16.7 million and $17.8 million at March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable from securities held-to-maturity totaled $2.1 million and $2.2 million at March 31, 2026 and December 31, 2025, respectively.
Substantially all the mortgage-backed securities represent securities issued or guaranteed by government sponsored enterprises and government entities. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal and corporate entities. As of March 31, 2026 and December 31, 2025, substantially all securities held, including municipal bonds, corporate debt securities, and collateralized loan obligations were rated investment grade based upon nationally recognized statistical rating organizations where available.
At March 31, 2026 and December 31, 2025, the Company held $49.5 million of trading securities, consisting of U.S. Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and reported as trading securities on the consolidated balance sheets. For the quarter ended March 31, 2026, net losses of $533 thousand on trading securities were recorded in loan servicing income. There were no net gains or losses on trading securities for the quarter ended March 31, 2025. The trading securities were acquired in the Merger.
The following table presents proceeds, gross realized gains and gross realized losses from sales and calls of available-for-sale investments:

	Quarter Ended March 31,
(in thousands)	2026	2025

Proceeds	$1,372	$—
Gross gains	52	—
Gross losses	—	—
Tax-exempt interest income on investment securities was $4.3 million and $770 thousand for the quarter ended March 31, 2026 and 2025, respectively.

The Company reassessed classification of certain investments and effective January 1, 2022, transferred $1.7 billion in residential and commercial mortgage-backed securities from available-for-sale to held-to-maturity securities. The transfer occurred at fair value. The related net unrealized loss of $23.5 million, or $16.7 million net of deferred taxes, included in accumulated other comprehensive income remained in accumulated other comprehensive income. For the quarter ended March 31, 2026 and 2025, $605 thousand and $627 thousand, respectively, of the unrealized loss was accreted to interest income as a yield adjustment through earnings and will be accreted over the remaining term of the securities. No gain or loss was recorded at the time of transfer.
The following table summarizes available-for-sale securities with unrealized losses at March 31, 2026 and December 31, 2025 aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2026
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of states and political subdivisions	$124,671	$1,214	$22,600	$507	$147,271	$1,721
Mortgage-backed securities - residential	769,984	5,785	375,934	25,586	1,145,918	31,371
Mortgage-backed securities - commercial	96,247	675	153,402	11,610	249,649	12,285
Collateralized loan obligations	179,708	792	—	—	179,708	792
Corporate bonds	1,072	13	28,135	1,865	29,207	1,878
U.S. Treasury securities	20,536	112	—	—	20,536	112
Agency debentures	6,757	59	—	—	6,757	59
Total	$1,198,975	$8,650	$580,071	$39,568	$1,779,046	$48,218

Number of securities with unrealized losses		261		228		489

	December 31, 2025
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of states and political subdivisions	$27,015	$151	$30,244	$498	$57,259	$649
Mortgage-backed securities - residential	72,234	384	393,915	23,941	466,149	24,325
Mortgage-backed securities - commercial	106,225	405	156,600	11,345	262,825	11,750
Collateralized loan obligations	138,315	185	—	—	138,315	185
Corporate bonds	3,543	101	27,661	2,339	31,204	2,440
Agency debentures	4,877	21	—	—	4,877	21
Total	$352,209	$1,247	$608,420	$38,123	$960,629	$39,370

Number of securities with unrealized losses		83		240		323
The Company did not record an ACL on the debt securities portfolio at March 31, 2026 and December 31, 2025. As of both dates, the Company considers any unrealized or unrecognized loss across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit quality. The Company maintains that it has the intent and ability to hold these securities until the amortized cost basis of each security is recovered, which may be at maturity, and likewise concluded as of March 31, 2026, that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The factors that were considered in determining that an ACL was not required at March 31, 2026 and December 31, 2025 are discussed below.
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
Mortgage-Backed Securities - Residential and Commercial: The unrealized losses on the Company’s investments in residential and commercial MBS are primarily due to changes in interest rates. These securities are either implicitly or explicitly guaranteed by the U.S. government. As a result, management expects to recover the entire amortized cost basis of these securities.
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
U.S. Treasury Securities: The unrealized losses on the Company’s investments in U.S. Treasury securities are primarily due to changes in interest rates. These securities are backed by the full faith and credit of the U.S. government. As a result, management expects to recover the entire amortized cost basis of these securities.
Agency Debentures: The unrealized losses on the Company’s investments in agency debentures are primarily due to changes in interest rates. These securities are either implicitly or explicitly guaranteed by the U.S. government. As a result, management expects to recover the entire amortized cost basis of these securities.
At March 31, 2026, investment securities with a carrying value of $3.3 billion were pledged to secure borrowings from the Federal Reserve, and investment securities with a carrying value of $1.6 billion were pledged to secure the Company’s obligations to collateralize certain public, trust and bankruptcy deposits as required by law.
As of March 31, 2026, there were no past due or nonaccrual available-for-sale or held-to-maturity securities.
The fair value of available-for-sale securities and the amortized cost and fair value of held-to-maturity debt securities are shown by contractual maturity in the following tables. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of securities as of March 31, 2026, were as follows:

	March 31, 2026
(in thousands)	Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Securities available-for-sale
Obligations of states and political subdivisions	$342	$44,871	$125,131	$289,525	$459,869
Mortgage-backed securities - residential	376	12,295	23,170	2,771,878	2,807,719
Mortgage-backed securities - commercial	2,600	196,499	143,676	15,206	357,981
Collateralized loan obligations	—	—	—	229,708	229,708
Corporate bonds	—	4,302	46,833	—	51,135
U.S. Treasury securities	—	20,536	—	—	20,536
Agency debentures	—	1,109	3,501	2,147	6,757
Total	$3,318	$279,612	$342,311	$3,308,464	$3,933,705

	March 31, 2026
(in thousands)	Within One Year		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total

Securities held-to-maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of states and political subdivisions	$3,500	$3,500	$3,106	$3,129	$4,708	$4,958	$1,653	$1,772	$12,967	$13,359
Mortgage-backed securities - residential	—	—	53	51	—	—	989,461	857,319	989,514	857,370
Mortgage-backed securities - commercial	—	—	179,638	162,829	131,401	116,411	—	—	311,039	279,240
Total	$3,500	$3,500	$182,797	$166,009	$136,109	$121,369	$991,114	$859,091	$1,313,520	$1,149,969
NOTE 4-LOANS AND CREDIT QUALITY
The loan receivables portfolio consisted of the following as of the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025

Commercial and industrial	$460,081	$482,170
Commercial real estate
Multifamily	5,291,597	5,355,252
Non-owner occupied	1,711,611	1,740,277
Owner occupied	586,698	689,079
Construction and land development	399,546	493,992
Residential real estate	4,017,120	3,970,803
Auto	639,825	791,012
Other consumer	745,731	654,351
Total loan receivables before allowance for credit losses	13,852,209	14,176,936

Allowance for credit losses on loans	(156,796)	(153,319)
Net loan receivables	$13,695,413	$14,023,617
At March 31, 2026, $10.3 billion of loans were pledged to secure borrowings from the FHLB, and $1.3 billion of loans were pledged to secure borrowings from the Federal Reserve.

Credit Risk Concentrations
The Company’s portfolio of non-owner occupied and owner occupied commercial real estate, multifamily and residential real estate loans are primarily to borrowers in California, or are secured by real estate collateral located in California. Such loans represented 76% of total loans in these segments as of March 31, 2026 and December 31, 2025. In addition, substantial portions of the Company’s loans are multifamily and residential real estate. At March 31, 2026, multifamily loans represented 38% of the loan portfolio and residential real estate loans represented 29% of the loan portfolio. At December 31, 2025, multifamily loans represented 38% of the loan portfolio and residential real estate loans represented 28% of the loan portfolio.
Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses on loans by portfolio segment:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Quarter Ended March 31, 2026
Allowance for credit losses on loans
Beginning balance	$8,417	$114,326	$13,294	$15,003	$2,279	$153,319
Provision (reversal of provision) for credit losses	408	6,321	(26)	565	325	7,593
Loans charged off	(131)	—	(1)	(6,420)	(653)	(7,205)
Recoveries	166	111	354	2,298	160	3,089
Ending balance	$8,860	$120,758	$13,621	$11,446	$2,111	$156,796

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Quarter Ended March 31, 2025
Allowance for credit losses on loans
Beginning balance	$4,869	$35,097	$4,656	$41,282	$2,654	$88,558
Provision (reversal of provision) for credit losses	(458)	(102)	107	(3,629)	330	(3,752)
Loans charged off	(117)	—	—	(11,506)	(594)	(12,217)
Recoveries	3	—	—	2,788	135	2,926
Ending balance	$4,297	$34,995	$4,763	$28,935	$2,525	$75,515
In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments, which is included in interest payable and other liabilities on the consolidated balance sheets. The following table presents changes in the allowance for credit losses on unfunded lending commitments:

	Quarter Ended March 31,
(in thousands)	2026	2025

Allowance for credit losses on unfunded lending commitments
Beginning balance	$7,115	$4,366
Provision (reversal of provision) for credit losses	174	94
Ending balance	$7,289	$4,460
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s quantitative and qualitative expected losses for current and forecasted periods.
As of March 31, 2026, the quantitative rates increased when compared to December 31, 2025 due to higher forecasted product risk metrics in certain geographically concentrated areas, partially offset by runoff of the auto, non-owner occupied commercial real estate, and construction and land development portfolios. During 2026, the qualitative factors increased due to economic uncertainty and the potential impact of higher energy prices stemming from the conflict in the Middle East.
There were no material changes to the methodologies for estimating credit losses for the periods presented.
Disclosures related to the amortized cost of loans excludes accrued interest receivable. The Company has elected to exclude accrued interest receivable from the evaluation of the allowance for credit losses. Accrued interest receivable on loans held for investment was $51.7 million and $53.1 million at March 31, 2026 and December 31, 2025, respectively, and is included in interest receivable and other assets on the consolidated balance sheets.
Credit Quality
Nonaccrual loans include both individually evaluated loans and smaller balance homogeneous loans that are collectively evaluated. Loans whose repayments are insured by the Federal Housing Administration, or guaranteed by the Department of Veterans’ Affairs or Ginnie Mae, are maintained on accrual status even if 90 days or more past due.
The following table presents the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(in thousands)	Nonaccrual With No Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing

Commercial and industrial	$5,490	$11,698	$—
Commercial real estate
Multifamily	—	—	—
Non-owner occupied	5,438	17,024	—
Owner occupied	722	722	—
Construction and land development	428	3,225	—
Residential real estate	4,397	8,177	4,098
Auto	—	3,529	—
Other consumer	—	4	—
Total	$16,475	$44,379	$4,098

	December 31, 2025
(in thousands)	Nonaccrual With No Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing

Commercial and industrial	$5,310	$11,196	$—
Commercial real estate
Multifamily	3,387	3,387	—
Non-owner occupied	953	12,539	—
Owner occupied	1,644	1,870	—
Construction and land development	140	2,962	—
Residential real estate	3,766	6,765	3,943
Auto	—	4,143	—
Other consumer	—	1	—
Total	$15,200	$42,863	$3,943

The following tables present the amortized cost of collateral-dependent loans by class and collateral type as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(in thousands)	Auto	Equipment	Land	Multifamily	Retail Building	Single Family Residential	Other non-real estate	Total Loans

Commercial and industrial	$—	$5,001	$—	$3,790	$958	$373	$—	$10,122
Commercial real estate
Multifamily	—	—	—	14,493	—	—	—	14,493
Non-owner occupied	—	—	—	—	17,024	—	—	17,024
Owner occupied	—	—	—	—	722	—	—	722
Construction and land development	—	—	3,225	—	—	—	—	3,225
Residential real estate	—	—	—	—	—	4,397	—	4,397
Total	$—	$5,001	$3,225	$18,283	$18,704	$4,770	$—	$49,983

	December 31, 2025
(in thousands)	Auto	Equipment	Land	Multifamily	Retail Building	Single Family Residential	Other non-real estate	Total Loans

Commercial and industrial	$—	$—	$—	$—	$3,819	$—	$4,674	$8,493
Commercial real estate
Multifamily	—	—	—	17,869	—	—	—	17,869
Non-owner occupied	—	—	—	—	12,539	—	—	12,539
Owner occupied	—	—	—	—	742	—	1,128	1,870
Construction and land development	—	—	2,962	—	—	—	—	2,962
Residential real estate	—	—	—	157	—	4,121	—	4,278
Total	$—	$—	$2,962	$18,026	$17,100	$4,121	$5,802	$48,011

The following tables present the aging of the amortized cost in past due loans as of March 31, 2026 and December 31, 2025 by class of loans:

	March 31, 2026
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans

Commercial and industrial	$1,861	$1,011	$8,490	$11,362	$448,719	$460,081
Commercial real estate
Multifamily	—	—	—	—	5,291,597	5,291,597
Non-owner occupied	—	—	11,586	11,586	1,700,025	1,711,611
Owner occupied	—	—	272	272	586,426	586,698
Construction and land development	—	—	3,225	3,225	396,321	399,546
Residential real estate	13,955	2,828	7,459	24,242	3,992,878	4,017,120
Auto	19,122	4,356	2,412	25,890	613,935	639,825
Other consumer	271	152	3	426	745,305	745,731
Total	$35,209	$8,347	$33,447	$77,003	$13,775,206	$13,852,209

	December 31, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans

Commercial and industrial	$3,277	$1,066	$8,024	$12,367	$469,803	$482,170
Commercial real estate
Multifamily	—	—	1,614	1,614	5,353,638	5,355,252
Non-owner occupied	50	—	11,586	11,636	1,728,641	1,740,277
Owner occupied	—	1,349	226	1,575	687,504	689,079
Construction and land development	—	—	2,962	2,962	491,030	493,992
Residential real estate	14,274	4,944	7,187	26,405	3,944,398	3,970,803
Auto	25,984	7,078	3,086	36,148	754,864	791,012
Other consumer	288	149	1	438	653,913	654,351
Total	$43,873	$14,586	$34,686	$93,145	$14,083,791	$14,176,936

The following tables present the amortized cost of loans at March 31, 2026 and 2025 that were both experiencing financial difficulty and modified during the quarter ended March 31, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each class of financing receivable is also presented below.

	Quarter Ended March 31, 2026
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial and industrial	$—	$—	$14	$—	$—	$—	$5,677	1.24%
Commercial real estate
Construction and land development	—	—	—	—	—	—	2,797	0.70%
Residential real estate	—	242	—	—	—	—	2,154	0.06%
Total	$—	$242	$14	$—	$—	$—	$10,628	0.08%

	Quarter Ended March 31, 2025
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial and industrial	$—	$—	$117	$—	$—	$—	$—	0.03%
Total	$—	$—	$117	$—	$—	$—	$—	0.00%
The Company has committed to lend no additional amounts to the borrowers included in the previous tables.
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the quarter ended March 31, 2026 and 2025:

	Quarter Ended March 31, 2026
(dollars in thousands)	Principal Forgiveness	Weighted-Average Payment Delay <months>	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension <months>

Commercial and industrial	$—	27	—%	27
Commercial real estate
Construction and land development	—	18	—%	18
Residential real estate	—	58	—%	55
Total	$—	32	—%	30

	Quarter Ended March 31, 2025
(dollars in thousands)	Principal Forgiveness	Weighted-Average Payment Delay	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension <months>

Commercial and industrial	$—	—	—%	60
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

For loan modifications to borrowers experiencing financial difficulty for the quarter ended March 31, 2026 and 2025, the following tables present the payment status of loans that were modified in the last 12 months, with related amortized cost balances, as of the dates indicated:

	Payment Status (Amortized Cost)
	March 31, 2026
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total

Commercial and industrial	$1,493	$—	$—	$4,198	$5,691
Commercial real estate
Construction and land development	—	—	—	2,797	2,797
Residential real estate	1,240	405	—	751	2,396
Total	$2,733	$405	$—	$7,746	$10,884

	Payment Status (Amortized Cost)
	March 31, 2025
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total

Commercial and industrial	$117	$—	$—	$—	$117
The following table presents the amortized cost of loans that had a payment default (e.g., borrower missed a regularly scheduled payment) and were past due for the quarter ended March 31, 2026 and that were modified in the last 12 months:

	Quarter Ended March 31, 2026
(in thousands)	Payment Delay	Term Extension	Combined Payment Delay and Term Extension	Total

Commercial and industrial	$—	$—	$4,199	$4,199
Commercial real estate
Construction and land development	—	—	2,797	2,797
Residential real estate	—	—	1,156	1,156
Total	$—	$—	$8,152	$8,152
There were no loans that had a payment default and were past due for quarter ended March 31, 2025 and that were modified in the last 12 months.
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
The Company uses the following definitions for risk ratings:
Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
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

The following table presents the amortized cost by loan risk category and origination year for commercial and industrial and commercial real estate loan classes at March 31, 2026 and December 31, 2025. In addition, year-to-date charge-offs for 2026 and 2025 are presented by origination year.

(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2026

Commercial and industrial
Risk rating
Pass	$3,767	$22,096	$56,294	$51,301	$22,308	$105,591	$157,335	$661	$419,353
Special mention	—	—	94	—	450	1,459	—	—	2,003
Substandard	—	152	634	74	22,517	11,439	3,893	16	38,725
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,767	$22,248	$57,022	$51,375	$45,275	$118,489	$161,228	$677	$460,081
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$6	$125	$—	$131

Commercial real estate - multifamily
Risk rating
Pass	$18,046	$59,406	$171,314	$457,394	$2,199,195	$2,179,991	$20,151	$—	$5,105,497
Special mention	—	—	—	—	18,312	45,657	—	—	63,969
Substandard	—	—	—	6,561	77,981	37,589	—	—	122,131
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,046	$59,406	$171,314	$463,955	$2,295,488	$2,263,237	$20,151	$—	$5,291,597
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Risk rating
Pass	$—	$11,036	$13,692	$32,879	$370,195	$1,149,482	$9,300	$—	$1,586,584
Special mention	—	—	—	—	—	37,148	—	—	37,148
Substandard	—	—	—	—	—	87,879	—	—	87,879
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$11,036	$13,692	$32,879	$370,195	$1,274,509	$9,300	$—	$1,711,611
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Risk rating
Pass	$1,279	$26,298	$12,330	$23,062	$97,984	$357,118	$11,493	$—	$529,564
Special mention	—	—	—	—	7,362	34,267	—	—	41,629
Substandard	—	—	—	—	8,798	6,707	—	—	15,505
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,279	$26,298	$12,330	$23,062	$114,144	$398,092	$11,493	$—	$586,698
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - construction and land development
Risk rating
Pass	$20,992	$209,571	$86,476	$55,705	$8,724	$14,483	$370	$—	$396,321
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,225	—	—	3,225
Doubtful	—	—	—	—	—	—	—	—	—
Total	$20,992	$209,571	$86,476	$55,705	$8,724	$17,708	$370	$—	$399,546
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025

Commercial and industrial
Risk rating
Pass	$22,961	$40,427	$52,574	$24,657	$19,914	$78,344	$200,344	$225	$439,446
Special mention	—	104	—	472	162	2,828	—	—	3,566
Substandard	64	634	65	23,257	400	14,487	251	—	39,158
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,025	$41,165	$52,639	$48,386	$20,476	$95,659	$200,595	$225	$482,170
Year-to-date gross charge-offs	$40	$75	$47	$6,772	$230	$19	$1,215	$—	$8,398

Commercial real estate - multifamily
Risk rating
Pass	$59,536	$177,297	$458,411	$2,224,002	$1,177,242	$1,031,448	$18,160	$211	$5,146,307
Special mention	—	—	—	32,156	22,062	35,772	—	—	89,990
Substandard	—	—	6,558	68,486	24,403	19,508	—	—	118,955
Doubtful	—	—	—	—	—	—	—	—	—
Total	$59,536	$177,297	$464,969	$2,324,644	$1,223,707	$1,086,728	$18,160	$211	$5,355,252
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate -non-owner occupied
Risk rating
Pass	$7,032	$13,753	$31,688	$371,096	$138,150	$1,057,437	$6,659	$257	$1,626,072
Special mention	—	—	—	—	—	32,308	—	—	32,308
Substandard	—	—	—	—	—	81,897	—	—	81,897
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,032	$13,753	$31,688	$371,096	$138,150	$1,171,642	$6,659	$257	$1,740,277
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$428	$—	$—	$428

Commercial real estate - owner-occupied
Risk rating
Pass	$30,541	$12,420	$27,707	$108,047	$73,141	$371,660	$9,045	$243	$632,804
Special mention	—	—	—	1,660	6,954	28,003	—	—	36,617
Substandard	—	—	—	8,836	3,752	7,070	—	—	19,658
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,541	$12,420	$27,707	$118,543	$83,847	$406,733	$9,045	$243	$689,079
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - construction and land development
Risk rating
Pass	$272,783	$128,650	$59,371	$13,377	$3,112	$12,937	$200	$600	$491,030
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,962	—	—	2,962
Doubtful	—	—	—	—	—	—	—	—	—
Total	$272,783	$128,650	$59,371	$13,377	$3,112	$15,899	$200	$600	$493,992
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in residential and consumer loans based upon year of origination at March 31, 2026 and December 31, 2025. In addition, year-to-date charge-offs for 2026 and 2025 are presented by origination year.

(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2026

Residential real estate
Payment performance
Performing	$130,475	$521,652	$145,956	$103,345	$760,796	$1,801,763	$510,414	$30,443	$4,004,844
Nonperforming	—	—	—	409	745	7,207	3,343	572	12,276
Total	$130,475	$521,652	$145,956	$103,754	$761,541	$1,808,970	$513,757	$31,015	$4,017,120
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1

Auto
Payment performance
Performing	$—	$149	$203	$42,327	$392,402	$201,215	$—	$—	$636,296
Nonperforming	—	—	—	133	2,309	1,087	—	—	3,529
Total	$—	$149	$203	$42,460	$394,711	$202,302	$—	$—	$639,825
Year-to-date gross charge-offs	$—	$—	$—	$283	$3,728	$2,409	$—	$—	$6,420

Other consumer
Payment performance
Performing	$116,388	$209,287	$166,456	$141,679	$68,528	$39,331	$4,058	$—	$745,727
Nonperforming	—	—	—	—	—	—	4	—	4
Total	$116,388	$209,287	$166,456	$141,679	$68,528	$39,331	$4,062	$—	$745,731
Year-to-date gross charge-offs	$154	$6	$6	$150	$—	$328	$9	$—	$653

(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025

Residential real estate
Payment performance
Performing	$552,620	$155,815	$110,989	$767,915	$828,395	$1,041,378	$499,312	$3,671	$3,960,095
Nonperforming	—	—	—	—	—	7,651	3,057	—	10,708
Total	$552,620	$155,815	$110,989	$767,915	$828,395	$1,049,029	$502,369	$3,671	$3,970,803
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$9	$96	$—	$105

Auto
Payment performance
Performing	$157	$218	$49,109	$467,560	$227,342	$41,638	$—	$845	$786,869
Nonperforming	—	—	311	2,451	1,107	274	—	—	4,143
Total	$157	$218	$49,420	$470,011	$228,449	$41,912	$—	$845	$791,012
Year-to-date gross charge-offs	$—	$—	$1,690	$23,927	$12,077	$2,985	$—	$—	$40,679

Other consumer
Payment performance
Performing	$216,135	$171,060	$145,091	$73,178	$15,624	$27,294	$5,825	$143	$654,350
Nonperforming	—	1	—	—	—	—	—	—	1
Total	$216,135	$171,061	$145,091	$73,178	$15,624	$27,294	$5,825	$143	$654,351
Year-to-date gross charge-offs	$619	$1	$—	$—	$607	$1,106	$78	$—	$2,411

Loan Purchases
The following table presents loan receivables purchased by portfolio segment, excluding loans acquired in business combinations:

	Quarter Ended March 31,
	2026	2025
(in thousands)

Residential real estate	$3,478	$29,230
The Company purchased the above loan receivables at a premium of $20 thousand and $42 thousand for the quarter ended March 31, 2026 and 2025, respectively. For the purchased loan receivables disclosed above, the Company did not incur any specific allowances for credit losses during the periods indicated.
NOTE 5–LOW INCOME HOUSING TAX CREDIT AND COMMUNITY REINVESTMENT ACT INVESTMENTS
The Company has LIHTC investments that are designed to promote qualified affordable housing programs and generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using the proportional amortization method. Under the proportional amortization method, the amortization is recorded as a component of income tax expense. At March 31, 2026 and December 31, 2025, the balance of LIHTC investments, which is included in interest receivable and other assets on the consolidated balance sheets, was $41.2 million and $43.3 million, respectively. Remaining unfunded commitments related to the investments in qualified affordable housing projects totaled $6.2 million and $7.9 million as of March 31, 2026 and December 31, 2025. The Company expects to fulfill these commitments through 2039.
The following table presents other information related to the Company’s LIHTC investments for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2026	2025

Tax credits and other tax benefits recognized	$2,047	$828
LIHTC amortization expense	2,146	825
The Company also has a portfolio of CRA investments. The majority of the CRA investments represent investments in small to mid-sized businesses throughout California. At March 31, 2026 and December 31, 2025, the balance of CRA investments, which is included in interest receivable and other assets on the consolidated balance sheets, was $78.9 million and $79.1 million, respectively. The Company recognized dividend income on CRA investments of $2.4 million and $362 thousand for the quarter ended March 31, 2026 and 2025, respectively, which is included within other interest income in the consolidated income statements.

NOTE 6–DEPOSITS
The aggregate amount of time certificates of deposits that meet or exceed the FDIC insurance limit of $250 thousand at March 31, 2026 and December 31, 2025 was $494.3 million and $565.6 million, respectively. At March 31, 2026, certificates of deposit outstanding mature as follows:

(in thousands)	March 31, 2026

Within one year	$2,093,418
One to two years	34,968
Two to three years	7,628
Three to four years	4,798
Four to five years	2,883
Thereafter	975
Total	$2,144,670
The Company accepts public deposits from various state, city and municipal agencies. Public deposits totaling $1.2 billion and $1.3 billion are included in demand deposits, interest bearing transaction accounts, savings accounts and time certificates of deposit at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the Company had investment securities with a carrying value of $1.6 billion pledged as collateral for public deposits.
The Company accepts deposits from its Investment Management and Trust Department for the benefit of certain trust customers. In accordance with state trust regulations, the Company is required to secure any trust deposits that are in excess of the $250 thousand FDIC insurance limits by pledging marketable securities equal to those excess deposit balances. As of March 31, 2026 and December 31, 2025, the Company held trust deposits of $888 thousand and $683 thousand, respectively, that were in excess of $250 thousand and which required securities collateralization.
NOTE 7–BORROWINGS AND LONG-TERM DEBT
Federal Home Loan Bank (FHLB) Advances
The Company did not have any outstanding FHLB advances as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, the Company’s investment in capital stock of the FHLB totaled $17.3 million. The Company had $10.3 billion of loans pledged to the FHLB, which permits up to $6.1 billion of available borrowing capacity as of March 31, 2026.
Federal Reserve Bank Discount Window
The Company had no outstanding Discount Window borrowings as of March 31, 2026 and December 31, 2025.
The Company had pledged $1.3 billion of consumer loans through the Borrower-In-Custody Program and investment securities with a carrying value of $3.3 billion to the Federal Reserve Bank Discount Window, which permits $4.2 billion of additional borrowing capacity as of March 31, 2026.
Brokered and Other Wholesale Funding
The Company had no brokered or other wholesale funding outstanding as of March 31, 2026 and December 31, 2025.
The Company had $5.1 billion of available borrowing capacity under borrowing lines established with other financial institutions as of March 31, 2026.
Long-Term Debt
As a result of the Merger, the Company assumed Subordinated Notes, Senior Notes and TRUPs debt. These balances are reported beginning on the Merger date of September 2, 2025.

The trust preferred securities were issued by legacy HomeStreet, Inc. during the period from 2005 through 2007. In connection with the issuance of trust preferred securities, legacy HomeStreet, Inc. issued to HomeStreet Statutory Trust, Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.
The following table presents the Company’s long-term debt:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Par Value	Carrying Value (1)	Par Value	Carrying Value (1)	Rate	Maturity Date

Senior Notes (2)	$—	$—	$65,000	$64,835	6.5% per annum	June 1, 2026
Subordinated Notes	96,000	80,774	96,000	79,626	3.5% per annum (3)	January 30, 2032
TRUPs:
HomeStreet Statutory Trust I (5)	5,155	4,132	5,155	4,090	3-month Term SOFR + 1.96% (4)	June 15, 2035
HomeStreet Statutory Trust II (5)	20,619	16,113	20,619	15,943	3-month Term SOFR + 1.76% (4)	December 15, 2035
HomeStreet Statutory Trust III (5)	20,619	15,855	20,619	15,686	3-month Term SOFR + 1.63% (4)	March 15, 2036
HomeStreet Statutory Trust IV (5)	15,464	11,941	15,464	11,834	3-month Term SOFR + 1.94% (4)	June 15, 2037
Total	$157,857	$128,815	$222,857	$192,014
(1)Includes discounts from purchase accounting adjustments as a result of the Merger on September 2, 2025.
(2)On March 1, 2026, the Company redeemed at par, its $65 million of Senior Notes.
(3)The Subordinated Notes bear interest at a rate of 3.5% per annum until January 30, 2027. From January 30, 2027, until the maturity date or the date of earlier redemption, the notes will bear interest equal to the three-month Term SOFR plus 215 basis points.
(4)These rates reflect the floating rates as of March 31, 2026.
(5)Call options are exercisable at par and are callable, without penalty, on a quarterly basis.

NOTE 8–DERIVATIVES AND HEDGING ACTIVITIES
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
Cooperative Rabobank, U.A. and a subsidiary of Rabobank International Holding B.V.’s parent also provided various interest rate swap services to the Company. The applicable Rabobank International Holding B.V. counterparties deposited $3.2 million and $3.7 million in cash collateral with the Company to secure underlying derivative contracts as of March 31, 2026 and December 31, 2025, respectively. B&F Capital Markets, LLC (a Stifel Company) has provided interest rate swap services to the Company since 2023.

The following table presents the notional amounts and fair values for derivatives which are economic hedges. The fair values for derivatives are included in interest receivable and other assets or interest payable and other liabilities on the consolidated balance sheets.

	March 31, 2026		December 31, 2025
(in thousands)	Notional amount	Fair Value	Notional amount	Fair Value

Included in interest receivable and other assets:
Interest rate lock commitments	$11,493	$130	$4,929	$75
Forward sale commitments	40,792	241	32,217	148
Interest rate swaps	359,106	8,927	398,536	9,406
Futures	6,100	2	—	—
Total derivatives before netting	$417,491	$9,300	$435,682	$9,629
Netting adjustment/cash collateral (1)		(5,424)		(5,438)
Carrying value on consolidated balance sheets		$3,876		$4,191

Included in interest payable and other liabilities:
Interest rate lock commitments	$1,767	$10	$—	$—
Forward sale commitments	53,115	482	10,363	28
Interest rate swaps	359,106	8,279	398,536	8,543
Futures	—	—	2,200	2
Total derivatives before netting	$413,988	$8,771	$411,099	$8,573
Netting adjustment/cash collateral (1)		(359)		38
Carrying value on consolidated balance sheets		$8,412		$8,611
(1)Includes net cash collateral received of $5.1 million and $5.5 million at March 31, 2026 and December 31, 2025, respectively.
The collateral used under the Company’s master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in interest receivable and other assets. Payables related to cash collateral that has been received from counterparties are included in interest payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At March 31, 2026 and December 31, 2025, the Company had liabilities of $5.4 million and $5.6 million, respectively, in cash collateral received from counterparties and receivables of $322 thousand and $122 thousand, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2026	2025

Recognized in noninterest income:
Net gain on loan origination and sale activities (1)	$178	$—
Loan servicing income (loss) (2)	(354)	—
Other (3)	(3)	54
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
The interest income from U.S. Treasury notes trading securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $473 thousand and zero for the quarter ended March 31, 2026 and 2025, respectively.

NOTE 9–MORTGAGE BANKING OPERATIONS
LHFS consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025

Single family	$4,692	$5,967
Total	$4,692	$5,967
Loans sold consisted of the following for the periods indicated:

	Quarter Ended March 31,
(in thousands)	2026	2025

Single family	$32,230	$1,637
Multifamily and other	29,228	—
Total	$61,458	$1,637
For the quarter ended March 31, 2026 and 2025, there were no loans sold as part of securitizations.
Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2026	2025

Single family (1)	$827	$7
Multifamily and other (1)	316	—
Total	$1,143	$7
(1)Gain on loan origination and sale activities is included in other noninterest income in the consolidated income statements.
The Company’s portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae and Freddie Mac. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	March 31, 2026	December 31, 2025

Single family	$4,288,185	$4,370,577
CRE, multifamily and SBA	1,892,012	1,866,799
Total	$6,180,197	$6,237,376
The following is a summary of changes in the Company’s liability for estimated single-family mortgage repurchase losses:

	Quarter Ended March 31,
(in thousands)	2026	2025

Balance, beginning of period	$708	$—
Additions, net of adjustments (1)	(32)	—
Realized (losses) recoveries, net (2)	(2)	—
Balance, end of period	$674	$—
(1)Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2)Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $1.1 million and $1.2 million were recorded in interest receivable and other assets as of March 31, 2026 and December 31, 2025, respectively.
When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans within assets as interest receivable and other assets and within liabilities as interest payable and other liabilities. At March 31, 2026 and December 31, 2025, there were no delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets.
Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended March 31,
(in thousands)	2026	2025

Servicing income, net:
Servicing fees and other	$5,191	$177
Changes in fair value of single family MSRs - other (1)	(1,442)	—
Amortization of multifamily and SBA MSRs	(1,638)	—
Total	2,111	177
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	702	—
Net gain from economic hedging (3)	(886)	—
Total	(184)	—
Loan servicing income	$1,927	$177
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
Single Family MSRs
Balances and activity for single family MSRs are reported beginning on the Merger date of September 2, 2025, therefore there were no balances or activity for the quarter ended March 31, 2025.
The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended March 31,
(in thousands)	2026	2025

Beginning balance	$58,095	$—
Additions:
Originations	275	—
Changes in fair value:
Changes in fair value assumptions (1)	702	—
Other (2)	(1,442)	—
Ending balance	$57,630	$—
(1)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(2)Represents changes due to collection/realization of expected cash flows and curtailments.

Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended March 31,
(rates per annum) (1)	2026	2025

Constant prepayment rate (CPR) (2)	12.13%	n/a
Discount rate (3)	8.81%	n/a
(1)Based on a weighted average.
(2)Represents an expected lifetime average CPR used in the model.
(3)Based on market observations.
For the fair value of single family MSRs as of March 31, 2026 and December 31, 2025, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	March 31, 2026		December 31, 2025
(rates per annum)	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs (2)	5.05% - 12.50%	6.66%	5.07% - 12.14%	6.96%
Discount Rates (3)	8.77% - 16.56%	9.11%	8.65% - 16.05%	8.97%
(1) Weighted average rates for sales during the period for sales of loans with similar characteristics.
(2) Represents the expected lifetime average CPR used in the model.
(3) Based on market observations.
To compute hypothetical sensitivities of the fair value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	March 31, 2026

Fair value of single family MSRs	$57,630
Expected weighted-average life (in years)	8.15
CPR shock
Impact on fair value of 10% increase in CPR	$(1,521)
Impact on fair value of 20% increase in CPR	$(2,999)
Discount rate shock
Impact on fair value of 100 basis points increase	$(2,479)
Impact on fair value of 200 basis points increase	$(4,848)
Multifamily and SBA MSRs
Balances and activity for multifamily and SBA MSRs are reported beginning on the Merger date of September 2, 2025, therefore there were no balances or activity for the quarter ended March 31, 2025.

The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended March 31,
(in thousands)	2026	2025

Beginning balance	$27,737	$—
Originations	271	—
Amortization	(1,638)	—
Ending balance	$26,370	$—
The fair value of multifamily and SBA MSRs was $27.3 million and $28.3 million at March 31, 2026 and December 31, 2025, respectively.
Key economic assumptions used in measuring the initial fair value of capitalized multifamily MSRs were as follows:

	Quarter Ended March 31,
(rates per annum) (1)	2026	2025

Discount rate	13.00%	n/a
(1) Weighted averages of all the inputs within the range.
For multifamily MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below. Multifamily DUS loans typically contain yield maintenance features that significantly reduce loan prepayments, resulting in a CPR of zero for valuation purposes.

	March 31, 2026		December 31, 2025
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

Discount rates	13.00% - 15.00%	13.07%	13.00% - 15.00%	13.07%
(1) Weighted averages of all the inputs within the range.

NOTE 10–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY
In the ordinary course of business, the Company has sold loans through the DUS program that are subject to a credit loss sharing arrangement. The Company has serviced the loans for Fannie Mae and shared in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae shared losses on a pro rata basis, where the Company was responsible for losses incurred up to one-third of the principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. At March 31, 2026 and December 31, 2025, the total unpaid principal balance of loans sold under this program was $1.8 billion. The Company’s reserve liability related to this arrangement totaled $557 thousand and $554 thousand at March 31, 2026 and December 31, 2025, respectively. There was a provision of $3 thousand and no actual losses were incurred for the quarter ended March 31, 2026. Balances and activity from the DUS program are reported beginning on the Merger date of September 2, 2025. Therefore, there were no balances or activity for the quarter ended March 31, 2025. On May 1, 2026, Mechanics Bank completed the previously announced sale of its DUS business line. See Note 17, “Subsequent Events—Asset Sale” for further details.
In the ordinary course of business, the Company sells residential mortgage loans to government sponsored enterprises and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $4.3 billion and $4.4 billion as of March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, which is included in accounts payable and other liabilities on the consolidated balance sheets of $674 thousand and $708 thousand, respectively. There was a net reversal of provision of $32 thousand and $2 thousand actual losses were incurred for the quarter ended March 31, 2026. Balances from loans sold on a servicing retained basis and the mortgage repurchase liability are reported beginning on the Merger date of September 2, 2025. Therefore, there were no balances or activity for the quarter ended March 31, 2025.
NOTE 11–CONTINGENCIES
Legal Contingencies
In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. As of March 31, 2026 and December 31, 2025, the Company recorded an accrued contingent liability of $3.9 million and $4.2 million, respectively.
McClain Feed Yard Litigation. Mechanics Bank is currently a defendant in (i) actions filed in the U.S. Bankruptcy Court for the Northern District of Texas, captioned AgTexas Farm Credit Services, et al. v. Rabo AgriFinance, LLC, et al. and 2B Farms, et al. v. Rabo AgriFinance, LLC, et al., which were consolidated in the bankruptcy case captioned In re McClain Feed Yard, Inc., et al. (jointly administered with In re 2B Farms), (ii) a related adversary proceeding filed by a court-appointed Chapter 7 Trustee captioned Kent Ries, et al. v. Community Financial Services Bank et al. (In re McClain Feed Yard, Inc.), and (iii) a Kentucky putative class action captioned Tindal and Rogers v. Community Financial Services Bank, et al., brought on behalf of investors in that state. These cases allege that the defendants knowingly or negligently aided and abetted a Ponzi scheme orchestrated by Kentucky farmer Brian McClain, who was accused of defrauding investors of millions of dollars through a fictitious “ghost” cattle scheme. On May 30, 2025, Mechanics Bank filed a motion to dismiss the Chapter 7 Trustee’s complaint. On March 27, 2026, the bankruptcy court issued an order dismissing all of the Chapter 7 Trustee's claims against Mechanics Bank with prejudice, with the exception of the alleged fraudulent and preferential transfer claims (which the court will address by separate order). We analyze loss contingencies in accordance with the guidance provided in ASC 450, “Contingencies.” Although we do not consider the potential for an insurance recovery in making the determination of the reasonably estimable amount of loss, we do maintain insurance, with significant policy limits, that could provide coverage for the liabilities that may arise from this matter. Additionally, we believe that Rabo AgriFinance LLC and certain third parties are contractually obligated to indemnify us in these cases. We intend to vigorously defend these cases and pursue our indemnification rights. However, based on the information currently available and uncertainty around these pending unresolved issues, we cannot reasonably estimate a range of potential exposures at this time. Therefore, we have not recorded an accrual for these cases under ASC 450-20. However, it is reasonably possible that the ultimate resolution of these cases could result in future charges that may be material in our results of operations. We will continue to monitor and evaluate the status of these cases each quarter to determine the need for additional disclosure pursuant to ASC 450. See Item 1A, “Risk Factors,” in the Company’s 2025 Annual Report on Form 10-K.

NOTE 12–FAIR VALUE MEASUREMENTS
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
Investment securities AFS (level 3)
If market prices are not readily available, value is based on discounted cash flows using the following significant inputs:
•Expected prepayment speeds
•Estimated credit losses
•Market liquidity adjustments
Level 3 recurring fair value measurement.
LHFS
Single family loans	Fair value is based on observable market data, including: •Quoted market prices, where available •Dealer quotes for similar loans •Forward sale commitments	Level 2 recurring fair value measurement.
Equity securities	Observable market prices of identical or similar securities are used where available.	Level 2 recurring fair value measurement.
Mortgage servicing rights
Single family MSRs	For information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 9, “Mortgage Banking Operations.”	Level 3 recurring fair value measurement.
Derivatives
Futures and Options	Fair value is based on closing exchange prices.	Level 1 recurring fair value measurement.
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

The following tables present the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$49,463	$49,463	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	459,869	—	459,869	—
Mortgage backed securities - residential	2,807,719	—	2,806,170	1,549
Mortgage backed securities - commercial	357,981	—	357,981	—
Collateralized loan obligations	229,708	—	229,708	—
Corporate bonds	51,135	—	51,090	45
U.S. Treasury securities	20,536	20,536	—	—
Agency debentures	6,757	—	6,757	—
Total securities available-for-sale	3,933,705	20,536	3,911,575	1,594

Single family LHFS	4,692	—	4,692	—
Single family mortgage servicing rights	57,630	—	—	57,630
Equity securities	15,012	—	15,012	—
Derivatives:
Forward loan sale commitments	241	—	241	—
Interest rate lock commitments	130	—	—	130
Interest rate swaps	8,927	—	8,927	—
Futures	2	2	—	—
Total assets	$4,069,802	$70,001	$3,940,447	$59,354
Liabilities:
Derivatives:
Forward loan sale commitments	$482	$—	$482	$—
Interest rate lock commitments	10	—	—	10
Interest rate swaps	8,279	—	8,279	—
Total liabilities	$8,771	$—	$8,761	$10

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$49,518	$49,518	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	471,159	—	471,159	—
Mortgage backed securities - residential	2,884,289	—	2,882,704	1,585
Mortgage backed securities - commercial	371,806	—	371,806	—
Collateralized loan obligations	188,316	—	188,316	—
Corporate bonds	49,915	—	49,870	45
U.S. Treasury securities	20,669	20,669	—	—
Agency debentures	7,231	—	7,231	—
Total securities available-for-sale	3,993,385	20,669	3,971,086	1,630

Single family LHFS	5,967	—	5,967	—
Single family mortgage servicing rights	58,095	—	—	58,095
Equity securities	15,567	—	15,567	—
Derivatives:
Forward loan sale commitments	148	—	148	—
Interest rate lock commitments	75	—	—	75
Interest rate swaps	9,406	—	9,406	—
Total assets	$4,132,161	$70,187	$4,002,174	$59,800
Liabilities:
Derivatives:
Forward loan sale commitments	$28	$—	$28	$—
Interest rate swaps	8,543	—	8,543	—
Futures	2	2	—	—
Total liabilities	$8,573	$2	$8,571	$—
There were no transfers between levels of the fair value hierarchy for the quarter ended March 31, 2026 and 2025.
Level 3 Recurring Fair Value Measurements
The Company’s Level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs for the quarter ended March 31, 2026, see Note 9, “Mortgage Banking Operations.”
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
The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets as of March 31, 2026 and December 31, 2025. Balances and activity from these Level 3 assets are reported beginning on the Merger date of September 2, 2025. Therefore, there were no balances or activity for the quarter ended March 31, 2025.

	At March 31, 2026
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Low	High	Weighted Average

March 31, 2026
Investment securities AFS	$1,594	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Interest rate lock commitments, net	120	Income approach	Fall-out factor	1.10%	20.60%	11.94%
			Value of servicing	0.93%	1.56%	1.25%

December 31, 2025
Investment securities AFS	$1,630	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Interest rate lock commitments, net	75	Income approach	Fall-out factor	0.60%	20.65%	10.11%
			Value of servicing	1.04%	1.43%	1.15%
The following table presents fair value changes and activity for Level 3 investment securities AFS:

	Quarter Ended March 31,
(in thousands)	2026	2025

Beginning balance	$1,630	$—
Additions	—	—
Transfers	—	—
Payoffs/sales	6	—
Change in mark to market	(42)	—
Ending balance	$1,594	$—
The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended March 31,
(in thousands)	2026	2025

Beginning balance, net	$75	$—
Total realized/unrealized gains	433	—
Settlements	(388)	—
Ending balance, net	$120	$—

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
The following tables present collateral dependent loans that were measured at fair value on a nonrecurring basis, and still held on the consolidated balance sheets, as well as the valuation methodology and unobservable inputs, and the net gains or losses resulting from those fair value adjustments for the periods indicated.

	March 31, 2026
(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Input or Range	Weighted Average

Commercial and industrial loans	$3,290	Third party appraisal	Discount for market conditions	10% - 20%	17%
			Estimated selling costs	7% - 10%	10%
		Third party evaluation	Estimated selling costs	7%	7%

Commercial real estate loans	$23,015	Third party appraisal	Discount for market conditions	10% - 52%	40%
			Estimated selling costs	8% - 10%	10%
		Income approach	Vacancy, collection loss, concessions	15%	15%
			Capitalization rate	7%	7%

	December 31, 2025
(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Input or Range	Weighted Average

Commercial and industrial loans	$2,955	Third party appraisal	Discount for market conditions	10% - 20%	18%
			Estimated selling costs	10%	10%
		Third party evaluation	Estimated selling costs	7%	7%

Commercial real estate loans	$23,006	Third party appraisal	Discount for market conditions	6% - 36%	24%
			Estimated selling costs	8% - 10%	10%
		Income approach	Vacancy, collection loss, concessions	15%	15%
			Capitalization rate	6%	6%

	Quarter Ended March 31,
(in thousands)	2026	2025

Net (gain) loss: (1)
Commercial and industrial loans	$(79)	$—
Commercial real estate loans	(77)	—
Total	$(156)	$—
(1)The net (gain) loss represents re-measurements of collateral-dependent impaired loans with specific allowance for credit loss allocations.

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

	March 31, 2026
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Input or Range	Weighted Average

Other real estate owned-commercial real estate	$3,535	Third party appraisal	Estimated selling costs	6%	6%
		Purchase and sale agreement	Estimated selling costs	7%	7%

	December 31, 2025
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Input	Weighted Average

Other real estate owned-commercial real estate	$1,675	Income approach	Estimated selling costs	10%	10%

	Quarter Ended March 31,
(in thousands)	2026	2025

Losses due to write downs:
Other real estate owned-commercial real estate (1)	$332	$—
(1)Losses are included in other real estate owned related expense within noninterest expense on the consolidated income statements.
The following is a summary of the estimated fair value and carrying value of the Company’s financial instruments not recorded at fair value in the consolidated financial statements as of March 31, 2026 and December 31, 2025:

	March 31, 2026
		Fair Value
(in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$483,513	$483,513	$483,513	$—	$—
Securities held-to-maturity	1,313,520	1,149,969	—	1,146,969	3,000
Loan receivables, net	13,695,413	13,193,078	—		13,193,078
Mortgage servicing rights – multifamily and SBA	26,370	27,282	—	27,282	—
Liabilities:
Time deposits	$2,144,670	$2,132,552	$—	$2,132,552	$—
Long-term debt	128,815	140,594	—	140,594	—

	December 31, 2025
	Carrying Value	Fair Value
(in thousands)		Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$1,029,983	$1,029,983	$1,029,983	$—	$—
Securities held-to-maturity	1,336,632	1,170,818	—	1,167,818	3,000
Loan receivables, net	14,023,617	13,665,520	—	—	13,665,520
Mortgage servicing rights – multifamily and SBA	27,737	28,276	—	28,276	—
Liabilities:
Time deposits	$2,784,608	$2,768,873	$—	$2,768,873	$—
Long-term debt	192,014	203,272	—	203,272	—
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
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$4,692	$4,648	$44	$5,967	$5,883	$84

NOTE 13 – REVENUE FROM CONTRACTS WITH CUSTOMERS
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
The following is a summary of the revenue from contracts with customers in the scope of ASC 606 that is recognized within noninterest income:

	Quarter Ended March 31,
(in thousands)	2026	2025

Noninterest income in scope of ASC 606:
Service charges on deposit accounts	$6,043	$5,494
Trust fees and commissions	3,070	3,119
ATM network fee income	3,904	2,888
Noninterest income subject to ASC 606	13,017	11,501
Noninterest income not subject to ASC 606	8,003	3,480
Total noninterest income	$21,020	$14,981

NOTE 14–EARNINGS PER SHARE
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
The following table summarizes the calculation of earnings per share under the two-class method:

	Quarter Ended March 31,
	2026			2025
(dollars in thousands, except per share amounts)	Class A common stock	Class B common stock	Consolidated	Class A common stock	Class B common stock	Consolidated

Net income			$44,090			$43,791
Basic:
Numerator
Allocation of distributed earnings (cash dividends declared)	$88,110	$4,458	$92,568	$—	$—	$—
Allocation of undistributed earnings (losses)	(46,151)	(2,327)	(48,478)	41,489	2,302	43,791
Allocation of distributed and undistributed earnings	$41,959	$2,131	$44,090	$41,489	$2,302	$43,791

Denominator
Basic weighted average common shares outstanding	221,047,803	1,114,448	222,162,251	200,884,880	1,114,448	201,999,328
Basic earnings per share (1)	$0.19	$1.91	$0.20	$0.21	$2.07	$0.22

Diluted:
Numerator
Allocation of distributed and undistributed earnings	$41,959	$2,131	$44,090	$41,489	$2,302	$43,791

Denominator
Basic weighted average common shares outstanding	221,047,803	1,114,448	222,162,251	200,884,880	1,114,448	201,999,328
Dilutive effect of unvested RSUs or PSUs (2)	155,490	—	155,490	59,420	—	59,420
Diluted weighted average common shares outstanding	221,203,293	1,114,448	222,317,741	200,944,300	1,114,448	202,058,748
Diluted earnings per share (1)	$0.19	$1.91	$0.20	$0.21	$2.07	$0.22
(1)Periods prior to September 2, 2025 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 3,301.0920 for Class A common stock and 330.1092 for Class B common stock.
(2)No RSUs or PSUs were antidilutive for the quarter ended March 31, 2026 and 2025.

NOTE 15–SHARE-BASED COMPENSATION PLANS
The 2025 Equity Plan, adopted by shareholders in August 2025, provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, PSUs, dividend equivalent awards and other awards. All share-based awards granted after the Merger date were issued under the 2025 Equity Plan. As of March 31, 2026, only RSUs and PSUs have been granted under the 2025 Equity Plan. Shares available for grant under the 2025 Equity Plan were 6,799,632 shares as of March 31, 2026.
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
Compensation expense on the accompanying consolidated income statements was $1.3 million and $2.6 million for the quarter ended March 31, 2026 and 2025, respectively. The income tax benefit recognized in the consolidated income statements related to this expense was $259 thousand and $733 thousand for the quarter ended March 31, 2026 and 2025, respectively. The amount of unrecognized compensation expense related to all RSUs and PSUs as of March 31, 2026 totaled $14.2 million. Such expense is expected to be recognized over a weighted average period of 2.61 years.
RSUs generally vest over a period of three to four years and PSUs vest over a period of three years with the fair market value of the awards determined at the grant date based on the Company’s stock price. The vesting date fair value of RSUs vested in the quarter ended March 31, 2026 and 2025 was $2.3 million and zero, respectively.

	Number	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2025	1,553,634	$13.02
Granted	528,127	14.26
Dividends reinvested into shares	24,383	13.87
Cancelled or forfeited	(23,611)	13.86
Vested	(154,017)	13.72
Outstanding at March 31, 2026	1,928,516	$13.96
NOTE 16-SHAREHOLDERS’ EQUITY AND DIVIDEND LIMITATIONS
On September 2, 2025, HomeStreet Bank merged with and into Mechanics Bank, and Mechanics Bank became a wholly-owned subsidiary of Mechanics Bancorp (formerly known as HomeStreet, Inc.).
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
Class A common stock: Our Class A common stock is listed on Nasdaq under the symbol “MCHB” and there were 220,286,142 shares outstanding at March 31, 2026, and 220,190,561 shares outstanding at December 31, 2025.

Class B common stock: Our Class B common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. There were 1,114,448 shares outstanding at March 31, 2026 and December 31, 2025.
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
NOTE 17–SUBSEQUENT EVENTS
Legal Contingencies
McClain Feed Yard Litigation. On April 10, 2026, in the consolidated actions pending in the U.S. Bankruptcy Court for the Northern District of Texas to which Mechanics Bank is a party, as described in Note 11, “Contingencies—Legal Contingencies,” the bankruptcy court issued an order dismissing the Chapter 7 Trustee’s only remaining claims against Mechanics Bank (for actual and constructive fraudulent transfers and preferential transfers). The court ordered the constructive fraudulent transfer claims be dismissed with prejudice to refiling. The court ordered the claims for preferential and actual fraudulent transfers be dismissed without prejudice to refiling. This follows an earlier bankruptcy court order dismissing all of the Chapter 7 Trustee’s common law claims against Mechanics Bank with prejudice, as described in Note 11.
Asset Sale
On May 1, 2026, Mechanics Bank completed the previously announced sale of its Fannie Mae DUS business line to Fifth Third for aggregate cash consideration of approximately $126 million. Under the terms of the completed transaction, Fifth Third acquired Mechanics Bank’s approximately $1.8 billion DUS servicing portfolio, including associated escrow amounts, and hired Mechanics Bank employees who operate the DUS business line.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report on Form 10-K”) filed with the SEC. This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including those described in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” There are a number of important risks and uncertainties that could cause our actual results to differ materially from those discussed in these forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in our other disclosures and filings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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

We caution readers that actual results may differ materially from those expressed in or implied by the Company’s forward-looking statements. Factors that could affect the Company’s future results from those expressed or implied in any forward-looking statements include, but are not limited to:
•substantial non-recurring and integration costs, which may be greater than anticipated due to unexpected events;
•failure to realize the anticipated benefits of the Merger;
•our ability to effectively manage our expanded operations;
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
•the impact of climate change, including indirectly through impacts on our customers;
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
•our level of indebtedness following the completion of the Merger;
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
•our ability to effectively manage and aggregate data;
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

A discussion of the factors, risks and uncertainties that could affect our financial results, business goals and operational and financial objectives is also contained in Item 1A “Risk Factors” included in our 2025 Annual Report on Form 10-K, filed with the SEC. We strongly recommend readers review those disclosures in conjunction with the discussions herein. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and should not be relied upon as a prediction of actual results or future events.
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

Overview
Mechanics Bancorp is a financial holding company and primarily operates through 121-year-old Mechanics Bank, a full-service community bank with 166 branches throughout California, Washington, Oregon and Hawaii. Following the strategic Merger of HomeStreet Bank with and into Mechanics Bank on September 2, 2025, with Mechanics Bank surviving the Merger as a wholly owned subsidiary of the Company, the assets, liabilities and operations of HomeStreet Bank became the assets, liabilities and operations of Mechanics Bank. Headquartered in Walnut Creek, California, Mechanics Bank provides a wide range of products and services in consumer and business banking, commercial lending, cash management services, private banking, and comprehensive wealth management and trust services.
General
The Company’s management’s discussion and analysis of results of operations and financial condition (“MD&A”) is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes in this Quarterly Report on Form 10-Q.
Recent Developments
Presentation of Results - HomeStreet Bank Merger
On September 2, 2025, we completed the Merger of HomeStreet Bank, the wholly-owned subsidiary of Mechanics Bancorp (formerly known as “HomeStreet, Inc.”) with and into Mechanics Bank, with Mechanics Bank as the surviving bank. Mechanics Bank is the accounting acquirer (“legal acquiree”), HomeStreet Bank is the accounting acquiree and Mechanics Bancorp is the legal acquirer. In this Quarterly Report on Form 10-Q, our financial results for all periods ended prior to September 2, 2025 reflect Mechanics Bank’s results on a standalone basis. In addition, our reported financial results reflect Mechanics Bank’s financial results on a standalone basis until the closing of the Merger on September 2, 2025 and results of the combined company beginning September 2, 2025. The number of shares issued and outstanding, earnings per share, and all references to share quantities or metrics of Mechanics Bancorp have been retrospectively restated to reflect the equivalent number of shares issued in the Merger since the Merger was accounted for as a reverse acquisition. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger as of September 2, 2025 at their acquisition date fair values. The estimates of fair value were recorded based on initial valuations at the Merger date. These estimates are considered preliminary as of March 31, 2026, are subject to change for up to one year after the Merger date, and any changes could be material.
Unless we state otherwise or the content otherwise requires, references in this Quarterly Report on Form 10-Q to “Mechanics,” “we,” “our,” “us” or the “Company” refer collectively to Mechanics Bancorp, Mechanics Bank (the “Bank”) and other direct and indirect subsidiaries of Mechanics Bancorp, following completion of the Merger. In some instances, we refer to Mechanics Bank prior to the effective time of the Merger as “legacy Mechanics Bank,” HomeStreet Bank prior to the effective time of the Merger as “legacy HomeStreet Bank,” and HomeStreet, Inc. prior to the effective time of the Merger as “legacy HomeStreet, Inc.”
Asset Sale
As discussed in Note 17, “Subsequent Events—Asset Sale,” on May 1, 2026, Mechanics Bank completed the previously announced sale of its DUS business line to Fifth Third.
Critical Accounting Estimates
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, these changes could have a material adverse effect on the carrying value of assets and liabilities and on our results of operations. As a result of the

Merger, the Company updated critical accounting estimates. Management believes the ACL policy and estimate, the valuation of single family MSRs and business combinations estimates are important to the portrayal of the Company’s financial condition and results of operations and requires difficult, subjective, or complex judgments and, therefore, management considers them to be critical accounting estimates. There have been no material changes in the methodology of these estimates during the three months ended March 31, 2026.
Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report on Form 10-K.
Summary Financial Data

	Quarter Ended
(dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025	March 31, 2025
Select income statement data:
Net interest income (1)	$179,045	$182,982	$128,454
Provision (reversal of provision) for credit losses on loans (1)	7,593	(1,908)	(3,752)
Provision (reversal of provision) for credit losses on unfunded lending commitments	174	(1,316)	94
Noninterest income	21,020	78,521	14,981
Noninterest expense	130,427	129,510	85,638
Income before income tax expense (1)	61,871	135,217	61,455
Net income (1)	44,090	111,187	43,791

Basic earnings per share: (1)
Class A common stock	$0.19	$0.48	$0.21
Class B common stock	$1.91	$4.80	$2.07
Diluted earnings per share: (1)
Class A common stock	$0.19	$0.48	$0.21
Class B common stock	$1.91	$4.80	$2.07
Basic weighted-average shares outstanding:
Class A common stock	221,047,803	220,865,980	200,884,880
Class B common stock	1,114,448	1,114,448	1,114,448
Diluted weighted-average shares outstanding:
Class A common stock	221,203,293	221,095,493	200,944,300
Class B common stock	1,114,448	1,114,448	1,114,448

Select performance ratios: (1)
Return on average equity (2)	6.25%	15.80%	7.61%
Return on average tangible equity (2),(3)	11.07%	25.59%	12.76%
Return on average assets (2)	0.82%	1.97%	1.08%
Efficiency ratio	65.2%	49.5%	59.7%
Efficiency ratio (non-GAAP) (3)	61.6%	46.7%	57.8%
Net interest margin (2)	3.61%	3.50%	3.45%
(1)Prior period comparative disclosures for the fourth quarter of 2025 have been adjusted to reflect the impact of adoption of ASU 2025-08.
(2)Ratios are annualized.
(3)Return on average tangible equity, efficiency ratio (excluding the impact of intangibles amortization), tangible book value per share, and tangible common equity ratio are non-GAAP financial measures. For a reconciliation of these measures to the comparable GAAP financial measure or the computation of the measure, see “Non-GAAP Financial Measures and Reconciliations.”

	As of
(dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025

Selected balance sheet data:
Loans held for sale	$4,692	$5,967
Loans held for investment	13,852,209	14,176,936
Allowance for credit losses on loans	(156,796)	(153,319)
Investment securities	5,296,688	5,379,535
Total assets	21,388,955	22,351,475
Total deposits	18,242,769	19,024,997
Total long-term debt	128,815	192,014
Total shareholders’ equity	2,791,392	2,862,375
Other data:
Book value per share	$12.61	$12.93
Tangible book value per share (1)	$7.53	$7.81
Common equity ratio	13.05%	12.81%
Tangible common equity ratio (1)	8.57%	8.48%
Loans to deposits ratio	75.93%	74.52%
Full time equivalent employees	1,890	1,921
Credit quality:
Nonaccrual loans	$44,379	$42,863
Nonperforming assets to total assets	0.25%	0.23%
ACL to total loans	1.13%	1.08%
ACL to nonaccrual loans	353.31%	357.70%
Nonaccrual loans to total loans	0.32%	0.30%
Nonperforming assets	$53,135	$51,796
Regulatory capital ratios:
Mechanics Bancorp:
Tier 1 leverage capital	8.66%	8.65%
Common equity Tier 1 capital	13.92%	14.09%
Tier 1 risk-based capital	13.92%	14.09%
Total risk based capital	16.16%	16.27%
Mechanics Bank:
Tier 1 leverage capital	9.31%	9.58%
Common equity Tier 1 capital	14.96%	15.59%
Tier 1 risk-based capital	14.96%	15.59%
Total risk based capital	16.21%	16.81%
(1)    Return on average tangible equity, efficiency ratio (excluding the impact of intangibles amortization), tangible book value per share, and tangible common equity ratio are non-GAAP financial measures. For a reconciliation of these measures to the comparable GAAP financial measure or the computation of the measure, see “Non-GAAP Financial Measures and Reconciliations.”

Management’s Overview of Financial Performance
First Quarter of 2026 Compared to the Fourth Quarter of 2025
General: Our net income and income before taxes were $44.1 million and $61.9 million, respectively, for the first quarter of 2026 as compared to net income and net income before taxes of $111.2 million and $135.2 million, respectively, for the fourth quarter of 2025. The $73.3 million decrease in income before taxes compared to fourth quarter of 2025 was primarily due to a decrease in noninterest income due to the preliminary bargain purchase gain of $55.1 million in the fourth quarter of 2025 from the Merger. The decrease in income before taxes was also due to an increase in provision for credit losses driven primarily by an increase in provision of $6.5 million related to economic uncertainty and the potential impact of higher energy prices stemming from the conflict in the Middle East.

Income Taxes: Our effective tax rate during the first quarter of 2026 was 28.7% as compared to 17.8% in the fourth quarter of 2025 and our federal statutory rate was 21.0%. The effective tax rate increased compared to the prior quarter as a result of a $1.7 million remeasurement of deferred tax assets. In addition, the bargain purchase gain from the Merger, which is an after-tax item, was $55.1 million in the fourth quarter of 2025 and was the primary reason for the low effective tax rate in the fourth quarter of 2025.
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

	Quarter Ended
	March 31, 2026			December 31, 2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost (1)	Average Balance	Interest	Average Yield/Cost (1)

Assets:
Interest-earning assets:
Cash and cash equivalents	$549,799	$4,162	3.07%	$1,094,743	$10,262	3.72%
Investment securities	5,425,705	53,074	3.97%	5,090,812	49,529	3.86%
Loans (2), (3)	14,002,665	181,190	5.25%	14,412,244	194,108	5.34%
FHLB stock and other investments	146,776	3,510	9.70%	149,275	2,756	7.33%
Total interest-earning assets (3)	20,124,945	241,936	4.88%	20,747,074	256,655	4.91%
Noninterest-earning assets	1,697,660			1,686,765
Total assets	$21,822,605			$22,433,839
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$1,804,524	$2,176	0.49%	$1,789,672	$2,815	0.62%
Money market and savings	7,740,958	39,060	2.05%	7,637,068	40,636	2.11%
Certificates of deposit	2,472,421	17,087	2.80%	3,089,704	25,516	3.28%
Total	12,017,903	58,323	1.97%	12,516,444	68,967	2.19%
Borrowings:
Borrowings	24,667	228	3.75%	—	—	—%
Long-term debt	170,987	4,340	10.29%	190,783	4,706	9.79%
Total interest-bearing liabilities	12,213,557	62,891	2.09%	12,707,227	73,673	2.30%
Noninterest-bearing liabilities:
Demand deposits (4)	6,448,090			6,634,915
Other liabilities	300,464			299,387
Total liabilities	18,962,111			19,641,529
Shareholders’ equity	2,860,494			2,792,310
Total liabilities and shareholders’ equity	$21,822,605			$22,433,839
Net interest income (3)		$179,045			$182,982
Net interest spread (3)			2.79%			2.61%
Net interest margin (3)			3.61%			3.50%
(1)Ratios are annualized.
(2)Includes loans held for sale.
(3)Prior period comparative disclosures for the fourth quarter of 2025 have been adjusted to reflect the impact of adoption of ASU 2025-08.
(4)Cost of deposits including noninterest-bearing deposits, was 1.28% and 1.43% for the quarter ended March 31, 2026 and December 31, 2025, respectively.
Net interest income in the first quarter of 2026 was $3.9 million lower than the fourth quarter of 2025 primarily as a result of a decrease in average interest earning assets of $622.1 million, partially offset by lower interest expense on certificates of deposit. Mechanics’ net interest margin increased from 3.50% to 3.61% primarily due to lower cost of deposits from Federal Reserve rate cuts and runoff of higher cost certificates of deposit. In the first quarter of 2026, there was a 21 basis point reduction in the rates paid on interest-bearing liabilities, partially offset by a 3 basis point decrease on interest-earning asset yields. The decrease in rates paid on interest-bearing liabilities was primarily driven by the decrease in rates paid on deposits after the Federal Reserve cut federal funds rates in 2025, and runoff of higher cost certificates of deposit. The slight decrease in earning asset yields was primarily driven by lower yields on loans, partially offset by higher yields on investment securities.
Provision for Credit Losses: The provision for credit losses in the first quarter of 2026, which consists of the provision for credit losses on loans and provision for unfunded commitments, was $7.8 million, compared to a reversal of provision of $3.2 million for the fourth quarter of 2025. Although net charge-offs were favorable and credit metrics remained strong, the provision in the first quarter of 2026 was driven primarily by an increase in provision of $6.5 million related to economic uncertainty and the potential impact of higher energy prices stemming from the conflict in the Middle East. The reversal of provision in the fourth quarter of 2025 was primarily due to lower loan balances due to repayments during the quarter.
Noninterest Income: The following table presents the components of noninterest income:

	Quarter Ended
(in thousands)	March 31, 2026	December 31, 2025

Noninterest income
Service charges on deposit accounts	$6,043	$6,360
Trust fees and commissions	3,070	3,565
ATM network fee income	3,904	4,137
Loan servicing income	1,927	1,873
Net gain on sales and calls of investment securities	52	276
Income from bank-owned life insurance	1,165	1,699
Bargain purchase gain	—	55,097
Other	4,859	5,514
Total noninterest income	$21,020	$78,521
Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2026	December 31, 2025

Single family servicing income, net:
Servicing fees and other	$2,898	$2,993
Changes in fair value of single family MSRs - other (1)	(1,442)	(1,494)
Net	1,456	1,499
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	702	(221)
Net gain (loss) from economic hedging (3)	(886)	250
Subtotal	(184)	29
Single family servicing income	1,272	1,528

Commercial loan servicing income:
Servicing fees and other	2,293	2,388
Amortization of capitalized MSRs	(1,638)	(2,043)
Subtotal	655	345
Total loan servicing income	$1,927	$1,873
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
Noninterest income in the first quarter of 2026 decreased from the fourth quarter of 2025 primarily due to the preliminary bargain purchase gain from the Merger of $55.1 million in the fourth quarter of 2025.

Noninterest Expense: The following table presents the components of noninterest expense:

	Quarter Ended
(in thousands)	March 31, 2026	December 31, 2025

Noninterest expense
Salaries and employee benefits	$68,550	$68,566
Occupancy	12,429	11,967
Equipment	9,615	9,826
Professional services	6,071	6,816
FDIC assessments and regulatory fees	2,990	1,851
Amortization of intangible assets	7,222	7,479
Data processing	3,873	4,876
Loan related	3,506	3,802
Marketing and advertising	907	1,123
Other real estate owned related	384	(221)
Acquisition and integration costs	4,794	3,507
Other	10,086	9,918
Total noninterest expense	$130,427	$129,510
Noninterest expense increased $917 thousand in the first quarter of 2026 compared to the fourth quarter of 2025, primarily due to a slight increase in non-recurring acquisition and integration related costs from the Merger, which were $4.8 million in the first quarter of 2026 compared to $3.5 million in the fourth quarter of 2025.
First Quarter of 2026 Compared to the First Quarter of 2025
General: Our net income and income before taxes were $44.1 million and $61.9 million, respectively, for the first quarter of 2026 as compared to net income and net income before taxes of $43.8 million and $61.5 million, respectively, for the first quarter of 2025. The $416 thousand increase in income before taxes compared to the first quarter of 2025 was primarily due to an increase in net interest income and noninterest income from the Merger. The increases were partially offset by an increase in provision for credit losses and increases in noninterest expense from the Merger.
Income Taxes: Our effective tax rate for the first quarter of 2026 and 2025 was 28.7% and our federal statutory rate was 21.0%. The current quarter tax provision included a $1.7 million remeasurement of deferred tax assets.

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

	Quarter Ended March 31,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost (1)	Average Balance	Interest	Average Yield/Cost (1)

Assets:
Interest-earning assets:
Cash and cash equivalents	$549,799	$4,162	3.07%	$734,534	$7,187	3.97%
Investment securities	5,425,705	53,074	3.97%	4,781,791	47,585	4.04%
Loans (2)	14,002,665	181,190	5.25%	9,491,710	117,792	5.03%
FHLB stock and other investments	146,776	3,510	9.70%	101,230	1,021	4.09%
Total interest-earning assets	20,124,945	241,936	4.88%	15,109,265	173,585	4.66%
Noninterest-earning assets	1,697,660			1,300,110
Total assets	$21,822,605			$16,409,375
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$1,804,524	$2,176	0.49%	$1,403,053	$1,299	0.38%
Money market and savings	7,740,958	39,060	2.05%	6,051,918	38,140	2.56%
Certificates of deposit	2,472,421	17,087	2.80%	939,273	5,692	2.46%
Total	12,017,903	58,323	1.97%	8,394,244	45,131	2.18%
Borrowings:
Borrowings	24,667	228	3.75%	—	—	—%
Long-term debt	170,987	4,340	10.29%	—	—	—%
Total interest-bearing liabilities	12,213,557	62,891	2.09%	8,394,244	45,131	2.18%
Noninterest-bearing liabilities:
Demand deposits (3)	6,448,090			5,442,140
Other liabilities	300,464			238,223
Total liabilities	18,962,111			14,074,607
Shareholders’ equity	2,860,494			2,334,768
Total liabilities and shareholders’ equity	$21,822,605			$16,409,375
Net interest income		$179,045			$128,454
Net interest spread			2.79%			2.48%
Net interest margin			3.61%			3.45%
(1)Ratios are annualized.
(2)Includes loans held for sale.
(3)Cost of deposits including noninterest-bearing deposits, was 1.28% and 1.32% for the quarter ended March 31, 2026 and 2025, respectively.
Net interest income in the first quarter of 2026 increased $50.6 million as compared to the first quarter of 2025 due primarily to an increase in average interest-earning assets of $5.0 billion and an increase in net interest margin from 3.45% in the first quarter of 2025 to 3.61% in the first quarter of 2026, primarily as a result of the Merger. The increase in net interest margin is primarily due to a 9 basis point reduction in the rates paid on interest-bearing liabilities and a 22 basis point increase on interest-earning asset yields. The decrease in rates paid on interest-bearing liabilities was primarily driven by the decrease in rates paid on deposits after the Federal Reserve cut federal funds rates in 2025, partially offset by higher borrowing costs on debt assumed in the Merger. The increase in earning asset yields was primarily driven by loans acquired in the Merger, as well as higher yields on investment securities purchased in 2025.
Provision for Credit Losses: The provision for credit losses for loans and unfunded commitments was $7.8 million in the first quarter of 2026, compared to a $3.7 million reversal of provision in the first quarter of 2025. The increase in provision for the first quarter of 2026 was primarily driven by economic uncertainty and the potential impact of higher energy prices stemming from the conflict in the Middle East.

Noninterest Income: The following table presents the components of noninterest income:

	Quarter Ended
(in thousands)	March 31, 2026	March 31, 2025

Noninterest income
Service charges on deposit accounts	$6,043	$5,494
Trust fees and commissions	3,070	3,119
ATM network fee income	3,904	2,888
Loan servicing income	1,927	177
Net gain on sales and calls of investment securities	52	—
Income from bank-owned life insurance	1,165	527
Other	4,859	2,776
Total noninterest income	$21,020	$14,981
Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2026	March 31, 2025

Single family servicing income, net:
Servicing fees and other	$2,898	$138
Changes in fair value of single family MSRs - other (1)	(1,442)	—
Net	1,456	138
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	702	—
Net gain (loss) from economic hedging (3)	(886)	—
Subtotal	(184)	—
Single family servicing income	1,272	138

Commercial loan servicing income:
Servicing fees and other	2,293	39
Amortization of capitalized MSRs	(1,638)	—
Subtotal	655	39
Total loan servicing income	$1,927	$177
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
Noninterest income for the first quarter of 2026 increased from the first quarter of 2025 primarily due to higher loan servicing income and higher other noninterest income, both of which were driven by the Merger.

Noninterest Expense consisted of the following:

	Quarter Ended
(in thousands)	March 31, 2026	March 31, 2025

Noninterest expense
Salaries and employee benefits	$68,550	$48,851
Occupancy	12,429	7,972
Equipment	9,615	5,869
Professional services	6,071	4,916
FDIC assessments and regulatory fees	2,990	2,213
Amortization of intangible assets	7,222	2,738
Data processing	3,873	1,350
Loan related	3,506	1,577
Marketing and advertising	907	584
Other real estate owned related	384	2,684
Acquisition and integration costs	4,794	350
Other	10,086	6,534
Total noninterest expense	$130,427	$85,638
Noninterest expense increased $44.8 million for the first quarter of 2026 compared to the first quarter of 2025. The increase in noninterest expense was mainly driven by higher salaries and employee benefits expense, occupancy costs, amortization of intangibles and acquisition and integration related costs from the Merger.
Financial Condition March 31, 2026 compared to December 31, 2025
During the first quarter of 2026, total assets decreased $962.5 million, total liabilities decreased $891.5 million and shareholders’ equity decreased $71.0 million.
Investment Securities
Trading securities totaled $49.5 million at March 31, 2026 and December 31, 2025. Securities available-for-sale decreased by $59.7 million during the first quarter of 2026 to $3.9 billion at March 31, 2026, primarily due to paydowns and declines in fair values. Securities held-to-maturity decreased by $23.1 million in the first quarter of 2026, due to paydowns, and totaled $1.3 billion at March 31, 2026.
Loans
Total loans at March 31, 2026 were $13.9 billion, a decrease of $324.7 million from $14.2 billion at December 31, 2025, due primarily to loan repayments during the quarter.
Deposits
Total deposits decreased by $782.2 million during the first quarter of 2026 to $18.2 billion at March 31, 2026, due primarily to maturities of certificates of deposits acquired in the Merger, as well as seasonal outflows in noninterest-bearing demand deposits.
Noninterest-bearing demand deposits totaled $6.5 billion and represented 36% of total deposits at March 31, 2026, compared to $6.7 billion, or 35% of total deposits, at December 31, 2025.
Insured deposits of $10.8 billion represented 59% of total deposits at March 31, 2026, compared to insured deposits of $12.2 billion, or 64% of total deposits at December 31, 2025.
Borrowings
Total borrowings were $128.8 million at March 31, 2026, compared to $192.0 million at December 31, 2025. The decrease in the first quarter of 2026 was due to the redemption of the $65.0 million Senior Notes on March 1, 2026.

Equity
During the first quarter of 2026, total shareholders’ equity decreased by $71.0 million to $2.8 billion and tangible common equity (1) decreased by $63.8 million to $1.7 billion at March 31, 2026. The decrease in total shareholders’ equity for the first quarter of 2026 primarily resulted from a net decrease in retained earnings in the first quarter of 2026 from net income, less dividends paid to common shareholders, and a decrease in accumulated other comprehensive income due to changes in fair value of securities available-for-sale.
At March 31, 2026, book value per common share decreased to $12.61, compared to $12.93 at December 31, 2025. At March 31, 2026, tangible book value per common share (1) decreased to $7.53, compared to $7.81 at December 31, 2025. The decrease in book value per common share and tangible book value per common share for the first quarter of 2026 primarily resulted from a net decrease in retained earnings in the first quarter of 2026 from net income, less dividends paid to common shareholders, and a decrease in accumulated other comprehensive income due to changes in fair value of securities available-for-sale.
(1)    Tangible common equity and tangible book value per share are non-GAAP financial measures. For a reconciliation of these measures to the comparable GAAP financial measure or the computation of the measure, see “Non-GAAP Financial Measures and Reconciliations.”
Debt Securities
Debt securities AFS and HTM are as follows:

	March 31, 2026		December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$454,978	$459,869	$458,290	$471,159
Mortgage-backed securities - residential	2,818,727	2,807,719	2,871,733	2,884,289
Mortgage-backed securities - commercial	369,056	357,981	381,934	371,806
Collateralized loan obligations	230,500	229,708	188,500	188,316
Corporate bonds	52,028	51,135	51,828	49,915
U.S. Treasury securities	20,648	20,536	20,623	20,669
Agency debentures	6,816	6,757	7,243	7,231
Total securities available-for-sale	3,952,753	3,933,705	3,980,151	3,993,385

Securities held-to-maturity
Obligations of states and political subdivisions	12,967	13,359	12,902	13,441
Mortgage-backed securities - residential	989,514	857,370	1,012,716	877,722
Mortgage-backed securities - commercial	311,039	279,240	311,014	279,655
Total securities held-to-maturity	1,313,520	1,149,969	1,336,632	1,170,818
Total AFS and HTM debt securities	$5,266,273	$5,083,674	$5,316,783	$5,164,203
In addition to AFS and HTM securities, the Company held $49.5 million of trading securities at March 31, 2026 and December 31, 2025, consisting of U.S. Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and reported as trading securities on the consolidated balance sheets.

The fair value of available-for-sale securities and the amortized cost of held-to-maturity debt securities are shown by contractual maturities and weighted average yields in the following table:

	March 31, 2026
	One Year Or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(dollars in thousands)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)

Securities available-for-sale
Obligations of states and political subdivisions	$342	2.49%	$44,871	3.81%	$125,131	3.77%	$289,525	4.35%	$459,869	4.13%
Mortgage-backed securities - residential	376	1.92%	12,295	2.13%	23,170	2.29%	2,771,878	4.94%	2,807,719	4.91%
Mortgage-backed securities - commercial	2,600	2.43%	196,499	2.85%	143,676	4.59%	15,206	4.08%	357,981	3.58%
Collateralized loan obligations	—	—%	—	—%	—	—%	229,708	5.13%	229,708	5.13%
Corporate bonds	—	—%	4,302	25.39%	46,833	4.48%	—	—%	51,135	6.13%
U.S. Treasury securities	—	—%	20,536	3.60%	—	—%	—	—%	20,536	3.60%
Agency debentures	—	—%	1,109	3.87%	3,501	4.24%	2,147	4.67%	6,757	4.32%
Total securities available-for-sale	3,318	2.38%	279,612	3.32%	342,311	4.07%	3,308,464	4.95%	3,933,705	4.71%
Securities held-to-maturity
Obligations of states and political subdivisions	3,500	0.73%	3,106	4.09%	4,708	4.34%	1,653	7.88%	12,967	3.76%
Mortgage-backed securities - residential	—	—%	53	2.49%	—	—%	989,461	1.78%	989,514	1.78%
Mortgage-backed securities - commercial	—	—%	179,638	1.75%	131,401	1.84%	—	—%	311,039	1.79%
Total securities held-to-maturity	3,500	0.73%	182,797	1.10%	136,109	0.82%	991,114	1.79%	1,313,520	1.80%
Total AFS and HTM debt securities	$6,818	1.53%	$462,409	2.78%	$478,420	3.37%	$4,299,578	4.18%	$5,247,225	3.98%
(1)Weighted-average yields are calculated based on the contractual coupon, including amortization of premiums and accretion of discounts, weighted by amortized cost.

Loans
The composition of our LHFI portfolio is as follows:

(in thousands)	March 31, 2026	December 31, 2025

Commercial and industrial	$460,081	$482,170
Commercial real estate
Multifamily	5,291,597	5,355,252
Non-owner occupied	1,711,611	1,740,277
Owner occupied	586,698	689,079
Construction and land development	399,546	493,992
Residential real estate	4,017,120	3,970,803
Auto	639,825	791,012
Other consumer	745,731	654,351
Total LHFI	13,852,209	14,176,936
ACL	(156,796)	(153,319)
Total LHFI less ACL	$13,695,413	$14,023,617
The following table shows the contractual maturity of our loan portfolio by loan type:

	March 31, 2026
						Loans due after one year by rate characteristic
(in thousands)	Within one year	Due after one year through five years	Due after five through fifteen years	Due after fifteen years	Total	Fixed- rate	Adjustable- rate

Commercial and industrial	$170,986	$153,679	$123,511	$11,905	$460,081	$206,359	$82,736
Commercial real estate
Multifamily	64,455	158,567	3,053,288	2,015,287	5,291,597	192,363	5,034,779
Non-owner occupied	437,044	634,081	640,486	—	1,711,611	849,211	425,356
Owner occupied	50,949	214,973	264,346	56,430	586,698	422,161	113,588
Construction and land	304,971	62,066	10,336	22,173	399,546	26,975	67,600
Residential real estate	7,539	24,542	186,473	3,798,566	4,017,120	2,019,452	1,990,129
Auto	57,405	582,393	27	—	639,825	582,420	—
Other consumer	702,531	12,606	17,442	13,152	745,731	41,548	1,652
Total LHFI	$1,795,880	$1,842,907	$4,295,909	$5,917,513	$13,852,209	$4,340,489	$7,715,840

The following table shows the activity in loan balances:

	Quarter Ended
(in thousands)	March 31, 2026	March 31, 2025

Loans - beginning of period	$14,176,936	$9,643,497
Originations and advances	569,231	337,379
Purchases	3,478	29,230
Loans sold	(7,600)	—
Payoffs, paydowns and other	(882,631)	(581,865)
Charge-offs	(7,205)	(12,217)
Loans - end of period	$13,852,209	$9,416,024

The following table shows loan originations and advances:

	Quarter Ended
(in thousands)	March 31, 2026	March 31, 2025

Commercial and industrial	$101,424	$76,208
Commercial real estate
Multifamily	23,864	65,254
Non-owner occupied	4,194	2,328
Owner occupied	5,797	6,502
Construction and land development	72,389	25,687
Residential real estate	186,891	94,860
Other consumer	174,672	66,540
Total	$569,231	$337,379
Credit Risk Management: Delinquent Loans, Nonperforming Assets and Provision for Credit Losses
Asset Quality Information and Ratios

(dollars in thousands)	March 31, 2026	December 31, 2025

Delinquent loans held for investment:
30-89 days past due	$43,556	$58,459
90+ days past due	33,447	34,686
Total delinquent loans	$77,003	$93,145
Total delinquent loans to loans held for investment	0.56%	0.66%

Nonperforming assets:
Nonaccrual loans	$44,379	$42,863
90+ days past due and accruing	4,098	3,943
Total nonperforming loans	48,477	46,806
Foreclosed assets	4,658	4,990
Total nonperforming assets	$53,135	$51,796

Allowance for credit losses on loans	$156,796	$153,319
Allowance for credit losses on loans to total loans held for investment	1.13%	1.08%
Allowance for credit losses on loans to nonaccrual loans	353.31%	357.70%
Nonaccrual loans to total loans held for investment	0.32%	0.30%
Nonperforming assets to total assets	0.25%	0.23%

At March 31, 2026, total delinquent loans were $77.0 million, compared to $93.1 million at December 31, 2025. The decrease was primarily due to improvement in auto loan portfolio delinquencies. Total delinquent loans as a percentage of total loans declined to 0.56% at March 31, 2026, as compared to 0.66% at December 31, 2025.
At March 31, 2026, nonperforming assets were $53.1 million, compared to $51.8 million at December 31, 2025. The slight increase was primarily due to a commercial real estate loan that was modified and was placed on nonaccrual status. Nonperforming assets as a percentage of total assets increased to 0.25% at March 31, 2026 as compared to 0.23% at December 31, 2025.

Delinquent, nonaccrual and current loans by loan type consisted of the following:

	March 31, 2026
	Past Due and Still Accruing
(dollars in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual	Current	Total loans

Commercial and industrial	$956	$52	$—	$11,698	$12,706	$447,375	$460,081
Commercial real estate
Multifamily	—	—	—	—	—	5,291,597	5,291,597
Non-owner occupied	—	—	—	17,024	17,024	1,694,587	1,711,611
Owner occupied	—	—	—	722	722	585,976	586,698
Construction and land development	—	—	—	3,225	3,225	396,321	399,546
Residential real estate	13,776	1,932	4,098	8,177	27,983	3,989,137	4,017,120
Auto	18,976	3,808	—	3,529	26,313	613,512	639,825
Other consumer	272	152	—	4	428	745,303	745,731
Total loans	$33,980	$5,944	$4,098	$44,379	$88,401	$13,763,808	$13,852,209
%	0.25%	0.04%	0.03%	0.32%	0.64%	99.36%	100.00%

	December 31, 2025
	Past Due and Still Accruing
(dollars in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual	Current	Total loans

Commercial and industrial	$3,276	$315	$—	$11,196	$14,787	$467,383	$482,170
Commercial real estate
Multifamily	—	—	—	3,387	3,387	5,351,865	5,355,252
Non-owner occupied	50	—	—	12,539	12,589	1,727,688	1,740,277
Owner occupied	—	176	—	1,870	2,046	687,033	689,079
Construction and land development	—	—	—	2,962	2,962	491,030	493,992
Residential real estate	13,293	4,558	3,943	6,765	28,559	3,942,244	3,970,803
Auto	25,895	6,547	—	4,143	36,585	754,427	791,012
Other consumer	289	149	—	1	439	653,912	654,351
Total loans	$42,803	$11,745	$3,943	$42,863	$101,354	$14,075,582	$14,176,936
%	0.30%	0.08%	0.03%	0.30%	0.71%	99.29%	100.00%
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
The following table presents the amount of allowance for credit losses on loans by product type, as well as the percentage of each respective portfolio's loan balance to total loans:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Balance	Loan balance % to total loans	Balance	Loan balance % to total loans

Commercial and industrial	$8,860	3.3%	$8,417	3.4%
Commercial real estate	120,758	57.7%	114,326	58.4%
Residential real estate	13,621	29.0%	13,294	28.0%
Auto	11,446	4.6%	15,003	5.6%
Other consumer	2,111	5.4%	2,279	4.6%
Total ACL	$156,796	100.0%	$153,319	100.0%

As of March 31, 2026, the expected loss rates increased when compared to December 31, 2025 due to higher forecasted product risk metrics in certain geographically concentrated areas, partially offset by runoff of the auto, non-owner occupied commercial real estate, and construction and land development portfolios. During the quarter ended March 31, 2026, the qualitative factors primarily increased due to economic uncertainty and the potential impact of higher energy prices stemming from the conflict in the Middle East.
The following table presents net charge-offs for the loan portfolio for the dates indicated:

	Quarter Ended
	March 31, 2026			March 31, 2025
(dollars in thousands)	Net loan charge-offs (recoveries)	Average balance	Net loan charge-offs to average loans (1)	Net loan charge-offs (recoveries)	Average balance	Net loan charge-offs to average loans (1)

Commercial and industrial	$(35)	$471,421	(0.03)%	$114	$375,603	0.12%
Commercial real estate	(111)	8,131,888	(0.01)%	—	4,893,279	0.00%
Residential real estate	(353)	3,987,440	(0.04)%	—	2,302,223	0.00%
Auto	4,122	714,681	2.34%	8,718	1,479,713	2.39%
Other consumer	493	681,837	0.29%	459	440,223	0.42%
Total	$4,116	$13,987,267	0.12%	$9,291	$9,491,041	0.40%
(1)    Ratios are annualized.
Deposits
Deposit balances and weighted average rates were as follows for the periods indicated:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Deposits by product:
Noninterest-bearing demand deposits	$6,511,998	—%	$6,744,082	—%
Interest-bearing:
Interest-bearing demand deposits	1,767,403	0.40%	1,878,468	0.75%
Savings	1,363,137	0.02%	1,367,475	0.03%
Money market	6,455,561	2.50%	6,250,364	2.41%
Certificates of deposit	2,144,670	2.44%	2,784,608	3.01%
Total interest-bearing deposits	11,730,771	1.89%	12,280,915	2.00%
Total deposits	$18,242,769	1.21%	$19,024,997	1.29%

Uninsured deposits	$7,456,727		$6,825,674
The following table presents the schedule of maturities of certificates of deposit as of March 31, 2026:

(in thousands)	Three Months or Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total

Time deposits of $250 thousand or less	$880,896	$517,591	$207,560	$44,150	$1,650,197
Time deposits greater than $250 thousand	236,914	144,960	105,497	7,102	494,473
Total	$1,117,810	$662,551	$313,057	$51,252	$2,144,670

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
At March 31, 2026, Mechanics had available borrowing capacity of $6.1 billion from the FHLB, $4.2 billion from the Federal Reserve and $5.1 billion under borrowing lines established with other financial institutions. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity will be sufficient to meet our liquidity needs for at least the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our liquidity needs during or beyond the next 12 months.
Cash Flows
For the first quarter of 2026, cash and cash equivalents decreased by $546.5 million compared to a decrease of $201.4 million during the first quarter of 2025. As a banking institution, Mechanics has extensive access to liquidity. Mechanics manages its cash positions to conservative minimum cash buffer levels and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.
Cash flows from operating activities
Mechanics’ operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the first quarter of 2026, net cash of $11.4 million was provided by operating activities from ongoing bank operations, compared to $1.4 million used in operating activities in the first quarter of 2025.
Cash flows from investing activities
Mechanics’ investing activities are primarily related to investment securities and LHFI. For the first quarter of 2026, net cash of $381.8 million was provided by investing activities primarily from AFS investment security maturities and calls, net loan originations and principal collections, partially offset by AFS investment security purchases. For the first quarter of 2025, net cash of $244.4 million was used by investing activities primarily from AFS investment security purchases, partially offset by net loan originations and principal collections.
Cash flows from financing activities
Mechanics’ financing activities are primarily related to deposits, net proceeds or repayments from borrowings and equity transactions. For the first quarter of 2026, net cash of $939.7 million was used by financing activities, due to a decrease in deposits, repayment of Senior Notes and dividends paid. For the first quarter of 2025, net cash of $44.4 million was provided by financing activities due to an increase in deposits.

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
These commitments include the following:

(in thousands)	March 31, 2026	December 31, 2025

Unused consumer portfolio lines	$832,068	$835,480
Commercial portfolio lines (1)	1,410,402	1,355,452
Commitments to fund loans	36,222	11,830
Total	$2,278,692	$2,202,762
Standby letters of credit	$27,411	$17,257
(1)Within the commercial portfolio lines, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments were $308.4 million and $361.4 million at March 31, 2026 and December 31, 2025, respectively.
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
The following tables present the regulatory capital amounts and ratios (inclusive of the capital 2.5% conservation buffer, where applicable) for Mechanics Bancorp and Mechanics Bank as of the dates indicated:

	At March 31, 2026
	Actual		For Minimum Capital Adequacy Purposes (including Capital Conservation Buffer)		To Be Categorized As “Well Capitalized”
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Mechanics Bancorp
Tier 1 leverage capital (to average assets)	$1,800,026	8.66%	$831,621	4.0%	n/a	n/a
Common equity Tier 1 capital (to risk-weighted assets)	1,800,026	13.92%	905,344	7.0%	n/a	n/a
Tier 1 risk-based capital (to risk-weighted assets)	1,800,026	13.92%	1,099,347	8.5%	n/a	n/a
Total risk-based capital (to risk-weighted assets)	2,090,540	16.16%	1,358,016	10.5%	n/a	n/a

Mechanics Bank
Tier 1 leverage capital (to average assets)	$1,936,097	9.31%	$832,148	4.0%	$1,040,184	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	1,936,097	14.96%	906,162	7.0%	841,436	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	1,936,097	14.96%	1,100,340	8.5%	1,035,614	8.0%
Total risk-based capital (to risk-weighted assets)	2,097,940	16.21%	1,359,243	10.5%	1,294,517	10.0%

	At December 31, 2025
	Actual		For Minimum Capital Adequacy Purposes (including Capital Conservation Buffer)		To Be Categorized As “Well Capitalized”
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Mechanics Bancorp
Tier 1 leverage capital (to average assets)	$1,854,132	8.65%	$857,147	4.0%	n/a	n/a
Common equity Tier 1 capital (to risk-weighted assets)	1,854,132	14.09%	921,471	7.0%	n/a	n/a
Tier 1 risk-based capital (to risk-weighted assets)	1,854,132	14.09%	1,118,929	8.5%	n/a	n/a
Total risk-based capital (to risk-weighted assets)	2,141,745	16.27%	1,382,207	10.5%	n/a	n/a
Mechanics Bank
Tier 1 leverage capital (to average assets)	$2,054,349	9.58%	$857,560	4.0%	$1,071,950	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	2,054,349	15.59%	922,177	7.0%	856,307	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	2,054,349	15.59%	1,119,786	8.5%	1,053,917	8.0%
Total risk-based capital (to risk-weighted assets)	2,214,783	16.81%	1,383,266	10.5%	1,317,396	10.0%
As of the dates set forth in the above tables, Mechanics Bancorp exceeded the minimum required capital ratios applicable to it and Mechanics Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, Mechanics Bancorp and Mechanics Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of 2.5% in addition to the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. Mechanics maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At March 31, 2026, the capital conservation buffers for Mechanics Bancorp and Mechanics Bank were 7.92% and 8.21%, respectively.

The Company paid cash dividends of $0.40 per share for Class A shareholders and $4.00 per share for Class B shareholders in the first quarter of 2026 and paid cash dividends of $0.21 per share for Class A shareholders and $2.10 per share for Class B shareholders in the fourth quarter of 2025. The Company did not pay cash dividends in the first three quarters of 2025. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions.
We had no material commitments for capital expenditures as of March 31, 2026.
Non-GAAP Financial Measures and Reconciliations
This document contains non-GAAP financial measures of our financial performance, including return on average tangible equity, efficiency ratio (excluding the impact of intangibles amortization), tangible book value per share and tangible common equity ratio. We believe that these non-GAAP financial measures provide useful information because they are used by management to evaluate our operating performance, without the impact of goodwill and other intangible assets. However, these financial measures are not intended to be considered in isolation of or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP and should be viewed in addition to, and not as an alternative to, its GAAP results. The non-GAAP financial measures Mechanics presents may differ from similarly captioned measures presented by other companies.
The following table presents the calculations of our non-GAAP financial measures.

(dollars in thousands, except per share amounts)		Quarter Ended
Return on Average Equity and Return on Average Tangible Equity (1)	Ref.	March 31, 2026	December 31, 2025	March 31, 2025

Net income	(a)	$44,090	$111,187	$43,791
Add: intangibles amortization, net of tax (2)		5,254	5,442	1,958
Net income, excluding the impact of intangible amortization, net of tax	(b)	$49,344	$116,629	$45,749

Average shareholders’ equity	(c)	$2,860,494	$2,792,310	$2,334,768
Less: average goodwill and other intangible assets		1,052,479	984,105	880,812
Average tangible shareholders’ equity	(d)	$1,808,015	$1,808,205	$1,453,956

Return on average equity (3)	(a) / (c)	6.25%	15.80%	7.61%
Return on average tangible equity (non-GAAP) (3)	(b) / (d)	11.07%	25.59%	12.76%

		Quarter Ended
Efficiency Ratio (1)	Ref.	March 31, 2026	December 31, 2025	March 31, 2025

Noninterest expense	(e)	$130,427	$129,510	$85,638
Less: intangibles amortization		7,222	7,479	2,738
Noninterest expense, excluding the impact of intangible amortization	(f)	$123,205	$122,031	$82,900
Net interest income	(g)	$179,045	$182,982	$128,454
Noninterest income	(h)	$21,020	$78,521	$14,981
Efficiency ratio	(e) / (g+h)	65.2%	49.5%	59.7%
Efficiency ratio (non-GAAP)	(f) / (g+h)	61.6%	46.7%	57.8%

(dollars in thousands, except per share amounts)		As of
Book Value per Share and Tangible Book Value per Share	Ref.	March 31, 2026	December 31, 2025

Total shareholders’ equity	(i)	$2,791,392	$2,862,375
Less: goodwill and other intangible assets		1,048,574	1,055,796
Total tangible shareholders’ equity	(j)	$1,742,818	$1,806,579

Common shares outstanding - Class A and B	(k)	221,400,590	221,305,009

Common shares outstanding - Class A		220,286,142	220,190,561
Common shares outstanding - Class B adjusted		11,144,480	11,144,480
Common shares outstanding at period end - adjusted (4)	(l)	231,430,622	231,335,041

Book value per share	(i) / (k)	$12.61	$12.93
Tangible book value per share (non-GAAP)	(j) / (l)	$7.53	$7.81

		As of
Common Equity Ratio and Tangible Common Equity Ratio	Ref.	March 31, 2026	December 31, 2025

Total shareholders’ equity	(m)	$2,791,392	$2,862,375
Less: goodwill and other intangible assets		1,048,574	1,055,796
Total tangible shareholders’ equity	(n)	$1,742,818	$1,806,579

Total assets	(o)	$21,388,955	$22,351,475
Less: goodwill and other intangible assets		1,048,574	1,055,796
Total tangible assets	(p)	$20,340,381	$21,295,679

Common equity ratio	(m) / (o)	13.05%	12.81%
Tangible common equity ratio (non-GAAP)	(n) / (p)	8.57%	8.48%
(1)Prior period comparative disclosures for the fourth quarter of 2025 have been adjusted to reflect the impact of adoption of ASU 2025-08.
(2)Estimated statutory tax rate of 27.25%, 27.25% and 28.50% for the quarter ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
(3)Ratios are annualized.
(4)Includes 11,144,480 Class A Shares issuable upon the conversion of 1,114,448 Class B Shares outstanding. Class B Shares also are treated as if such share had been converted into ten Class A Shares for purposes of calculating the economic rights of the Class B Shares, including upon liquidation of the Company or the declaration of dividends or distributions by the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We estimate the sensitivity of our net interest income to changes in market interest rates using an interest rate simulation model that includes assumptions related to the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments for multiple interest rate change scenarios. Interest rate sensitivity depends on certain repricing characteristics in our interest-earning assets and interest-bearing liabilities, including the maturity structure of assets and liabilities and their repricing characteristics during the periods of changes in market interest rates. Effective interest rate risk management seeks to ensure both assets and liabilities respond to changes in interest rates within an acceptable timeframe, minimizing the impact of interest rate changes on net interest income and capital. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities, at a point in time, which are subject to repricing at various time horizons, known as interest rate sensitivity gaps.

The following table presents sensitivity gaps for these different intervals:

	At March 31, 2026
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Total

Interest-earning assets:
Cash & cash equivalents	$483,513	$—	$—	$—	$—	$—	$—	$483,513
Investment securities (1)	893,933	158,111	234,248	833,927	968,604	1,962,363	245,502	5,296,688
Loans held for sale	4,692	—	—	—	—	—	—	4,692
Loan receivables (1)	3,236,735	789,320	1,401,412	4,083,516	2,117,964	2,123,442	99,820	13,852,209
FHLB stock and other investments	—	—	—	—	—	—	144,833	144,833
Total rate sensitive assets	$4,618,873	$947,431	$1,635,660	$4,917,443	$3,086,568	$4,085,805	$490,155	$19,781,935
Interest-bearing liabilities:
Demand deposits (2), (3)	$385,122	$—	$—	$—	$—	$7,894,279	$—	$8,279,401
Savings (2)	1,099	—	—	—	—	1,362,038	—	1,363,137
Money market accounts (2)	5,777,476	—	—	—	—	678,085	—	6,455,561
Certificates of deposit	1,060,090	637,096	396,232	42,596	7,681	943	32	2,144,670
Long-term debt (4)	128,815	—	—	—	—	—	—	128,815
Total rate sensitive liabilities	$7,352,602	$637,096	$396,232	$42,596	$7,681	$9,935,345	$32	$18,371,584
Interest sensitivity gap	(2,733,729)	310,335	1,239,428	4,874,847	3,078,887	(5,849,540)	490,123
Cumulative interest sensitivity gap	$(2,733,729)	$(2,423,394)	$(1,183,966)	$3,690,881	$6,769,768	$920,228	$1,410,351

Cumulative ratio of interest-earning assets to interest-bearing liabilities	63%	70%	86%	144%	180%	105%	108%
Ratio of interest sensitivity gap to total assets	(13)%	1%	6%	23%	14%	(27)%	2%
Ratio of cumulative gap to total assets	(13)%	(11)%	(6)%	17%	32%	4%	7%

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
(4)Based on repricing dates.
The negative interest sensitivity gap for durations less than 12 months in the interest rate analysis indicates that net interest income would decline if short-term rates increase. Because of the inherent limitations in the interest rate gap analysis, Mechanics employs multiple interest rate risk measurement approaches. Mechanics runs interest rate simulations to the existing repricing conditions to rising and falling interest rates in increments and decrements of 100 basis points to determine the effect on net interest income changes for the next twelve months. In addition, Mechanics also measures the effects that changes in interest rates on the economic value of equity by discounting future cash flows. We believe that the simulation analysis presents a more accurate picture than the gap analysis. Our simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products.
The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of March 31, 2026 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and parallel shift in market interest rates and no change in the composition or size of the balance sheet.

	At March 31, 2026
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)

-300	(1.1)%	(2.9)%
-200	0.3%	0.5%
-100	0.4%	1.6%
+100	(1.1)%	(4.9)%
+200	(2.4)%	(12.0)%
+300	(3.9)%	(19.8)%
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
Current Banking Environment
Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the higher interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. Reliance on secondary funding sources could increase the Company’s overall cost of funding and reduce net interest income. As of March 31, 2026, the Company had available liquidity of $16.3 billion which is equal to 89% of its total deposits and the level of uninsured deposits was 41% of total deposits. The Company believes it has sufficient liquidity to meet its current needs.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Merger, which was completed on September 2, 2025, has had a material impact on the financial position, results of operations, and cash flows of the combined company from the date of acquisition through March 31, 2026. The business combination also resulted in material changes in the combined company's internal control over financial reporting. The Company is in the process of designing and integrating policies, processes, operations, technology, and other components of internal control over financial reporting of the combined company. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.
PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to other legal proceedings in the ordinary course of business. There are currently no matters that, in the opinion of management, would have a material adverse effect on our consolidated financial position, results of operations or liquidity, or for which there would be a reasonable possibility of such a loss based on information known at this time. However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any matter could be material to our business, consolidated financial position, results of operations or cash flows for any particular reporting period of occurrence. Refer to Note 11, “Contingencies—Legal Contingencies” in Item 1 of the accompanying consolidated financial statements for additional information about such estimates.
ITEM 1A.    RISK FACTORS
Refer to Item 1A of the Company’s 2025 Annual Report on Form 10-K for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position. There have been no material changes in our risk factors from those described in the Company’s 2025 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
During the quarter ended March 31, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).
ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

2.1**
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

2.3**
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

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language) and contained in Exhibit 101: (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements;(iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity: (v) the Consolidated Statements of Cash Flows: and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
+     Filed herewith.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2026.

Mechanics Bancorp

By:	/s/ C.J. Johnson
C.J. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Mechanics Bancorp

By:	/s/ Nathan Duda
Nathan Duda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)