Form 10-Q
period 2026-06-30
Mechanics Bancorp
filed 2026-08-07
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
(Registrant’s Telephone Number, Including Area Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 3, 2026, there were 220,312,061 shares of Class A common stock outstanding and 1,114,448 shares of Class B common stock outstanding.

Introductory Note
Presentation of Results - HomeStreet Bank Merger
On September 2, 2025, we completed the Merger of HomeStreet Bank, the wholly-owned subsidiary of Mechanics Bancorp (formerly known as “HomeStreet, Inc.”) with and into Mechanics Bank, with Mechanics Bank as the surviving bank. Mechanics Bank is the accounting acquirer (“legal acquiree”), HomeStreet Bank is the accounting acquiree and Mechanics Bancorp is the legal acquirer. In this Quarterly Report on Form 10-Q, our financial results for all periods ended prior to September 2, 2025 reflect Mechanics Bank’s results on a standalone basis until the closing of the Merger on September 2, 2025 and results of the combined company beginning September 2, 2025. The number of shares issued and outstanding, earnings per share, and all references to share quantities or metrics of Mechanics Bancorp have been retrospectively restated to reflect the equivalent number of shares issued in the Merger since the Merger was accounted for as a reverse acquisition. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger as of September 2, 2025 at their acquisition date fair values. The estimates of fair value were recorded based on initial valuations at the Merger date. These estimates are considered preliminary as of June 30, 2026, are subject to change for up to one year after the Merger date, and any changes could be material.
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

2025 Equity Plan	Mechanics Bancorp 2025 Equity Incentive Plan	GAAP	U.S. Generally Accepted Accounting Principles
ACL	Allowance for credit losses	Ginnie Mae (GNMA)	Government National Mortgage Association
AFS	Available-for-sale	HELOC	Home equity line of credit
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
ASC	Accounting Standards Codification	IRLC	Interest rate lock commitment
ASU	Accounting Standards Update	LHFI	Loans held for investment
C&I	Commercial and industrial loans	LHFS	Loans held for sale
CPR	Conditional Prepayment Rate	LIHTC	Low income housing tax credit
CRA	Community Reinvestment Act of 1977	MBS	Mortgage-backed securities
CRE	Commercial real estate	Merger	Merger on September 2, 2025 in which HomeStreet Bank merged with and into Mechanics Bank, and Mechanics Bank became a wholly-owned subsidiary of Mechanics Bancorp (formerly HomeStreet, Inc.)
DUS®	Fannie Mae Multifamily Delegated Underwriting and Servicing Program	MSR	Mortgage servicing right
Fannie Mae (FNMA)	Federal National Mortgage Association	PCD	Purchased credit deteriorated
FASB	Financial Accounting Standards Board	PSU	Performance stock unit
Federal Reserve	Federal Reserve Bank	ROU	Right-of-use
FDIC	Federal Deposit Insurance Corporation	RSU	Restricted stock unit
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
Fifth Third	Fifth Third Bank, National Association, a wholly-owned, indirect subsidiary of Fifth Third Bancorp	SEC	Securities and Exchange Commission
Ford Financial Funds	Ford Financial Fund II, LP. and Ford Financial Fund III, L.P.	SOFR	Secured Overnight Financing Rate
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation	TRUPs	Trust preferred securities

ITEM 1.    FINANCIAL STATEMENTS

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands)	June 30, 2026	December 31, 2025

ASSETS
Cash and cash equivalents	$553,915	$1,029,983
Trading securities	46,595	49,518
Securities available-for-sale, at fair value	4,119,215	3,993,385
Securities held-to-maturity, at amortized cost (fair value of $1,120,088 and $1,170,818 at June 30, 2026 and December 31, 2025, respectively)	1,286,813	1,336,632
Loans held for sale (includes $5,345 and $5,967 carried at fair value at June 30, 2026 and December 31, 2025, respectively)	5,345	5,967
Loan receivables	13,576,196	14,176,936
Allowance for credit losses on loans	(152,601)	(153,319)
Net loan receivables	13,423,595	14,023,617
Mortgage servicing rights (includes $58,836 and $58,095 carried at fair value at June 30, 2026 and December 31, 2025, respectively)	59,142	85,832
Other real estate owned	4,262	4,990
Federal Home Loan Bank stock, at cost	17,287	17,292
Premises and equipment, net	141,615	143,895
Bank owned life insurance	172,980	170,339
Goodwill	843,305	843,305
Other intangible assets, net	97,906	212,491
Right-of-use asset	74,623	82,076
Interest receivable and other assets	384,241	352,153
TOTAL ASSETS	$21,230,839	$22,351,475
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Noninterest-bearing demand deposits	$6,420,746	$6,744,082
Interest-bearing transaction accounts	8,394,708	8,128,832
Savings and time deposits	3,273,983	4,152,083
Total deposits	18,089,437	19,024,997
Borrowings	80,000	—
Long-term debt	130,420	192,014
Operating lease liability	78,174	86,794
Interest payable and other liabilities	162,877	185,295
TOTAL LIABILITIES	18,540,908	19,489,100
SHAREHOLDERS’ EQUITY
Common stock, Class A, no par value, Authorized —1,897,500,000 shares, Issued and outstanding, 220,311,021 shares and 220,190,561 shares at June 30, 2026 and December 31, 2025, respectively; Class B, no par value, Authorized — 2,500,000 shares, Issued and outstanding, 1,114,448 shares at June 30, 2026 and December 31, 2025	2,404,941	2,402,193
Retained earnings	303,046	456,695
Accumulated other comprehensive income (loss), net of tax	(18,056)	3,487
TOTAL SHAREHOLDERS’ EQUITY	2,689,931	2,862,375
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,230,839	$22,351,475

See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025

INTEREST INCOME
Loans interest and fees	$178,170	$120,116	$359,360	$237,908
Investment securities	53,062	42,013	106,136	89,598
Interest-bearing cash and other	6,710	16,024	14,382	24,232
Total interest income	237,942	178,153	479,878	351,738
INTEREST EXPENSE
Deposits	56,544	48,024	114,867	93,155
Borrowed funds	1,055	—	1,283	—
Long-term debt	3,171	—	7,511	—
Total interest expense	60,770	48,024	123,661	93,155
Net interest income	177,172	130,129	356,217	258,583
Provision (reversal of provision) for credit losses on loans	(904)	357	6,689	(3,395)
Provision (reversal of provision) for credit losses on unfunded lending commitments	(1,863)	(725)	(1,689)	(631)
Net interest income after provision for credit losses	179,939	130,497	351,217	262,609
NONINTEREST INCOME
Service charges on deposit accounts	6,027	5,492	12,070	10,986
Trust fees and commissions	3,476	3,216	6,546	6,335
ATM network fee income	4,109	3,040	8,013	5,928
Loan servicing income	1,582	168	3,509	345
Net gain on sales and calls of investment securities	31	4,137	83	4,137
Income from bank owned life insurance	1,327	502	2,492	1,029
Other	7,244	3,070	12,103	5,846
Total noninterest income	23,796	19,625	44,816	34,606
NONINTEREST EXPENSE
Salaries and employee benefits	63,090	47,734	131,640	96,585
Occupancy	11,851	8,337	24,280	16,309
Equipment	8,724	6,288	18,339	12,157
Professional services	7,435	5,907	13,506	10,823
FDIC assessments and regulatory fees	2,990	2,213	5,980	4,426
Amortization of intangible assets	7,207	2,666	14,429	5,404
Data processing	2,468	2,200	6,341	3,550
Loan related	3,616	3,220	7,122	4,797
Marketing and advertising	696	744	1,603	1,328
Other real estate owned related	47	104	431	2,788
Acquisition and integration costs	5,923	5,639	10,717	5,989
Other	10,426	6,028	20,512	12,562
Total noninterest expense	124,473	91,080	254,900	176,718
Income before income tax expense	79,262	59,042	141,133	120,497
INCOME TAX EXPENSE	21,561	16,557	39,342	34,221
NET INCOME	$57,701	$42,485	$101,791	$86,276

Basic earnings per share
Class A common stock	$0.25	$0.20	$0.44	$0.41
Class B common stock	$2.51	$2.00	$4.42	$4.07
Diluted earnings per share
Class A common stock	$0.25	$0.20	$0.44	$0.41
Class B common stock	$2.51	$2.00	$4.42	$4.07
Basic weighted-average shares outstanding
Class A common stock	221,148,246	200,893,223	221,098,302	200,889,074
Class B common stock	1,114,448	1,114,448	1,114,448	1,114,448
Diluted weighted-average shares outstanding
Class A common stock	221,338,344	200,952,643	221,271,096	200,948,494
Class B common stock	1,114,448	1,114,448	1,114,448	1,114,448
See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

NET INCOME	$57,701	$42,485	$101,791	$86,276
Other comprehensive income (loss)
Net change in unrealized gain (loss) on investment securities available-for-sale	1,437	3,259	(30,794)	42,502
Reclassification adjustment for accretion of unrealized holding loss from the transfer of securities from available-for-sale to held-to-maturity debt securities	593	625	1,198	1,252
Reclassification adjustment for net realized (gain) loss on securities available-for-sale included in net income	(31)	(4,137)	(83)	(4,137)
Change in defined benefit pension liability obligations	(38)	72	(75)	144
Other comprehensive income (loss) before tax	1,961	(181)	(29,754)	39,761
Less: income tax impact of:
Net change in unrealized gain (loss) on investment securities available-for-sale	392	1,036	(8,493)	12,346
Reclassification adjustment for accretion of unrealized holding loss from the transfer of securities from available-for-sale to held-to-maturity debt securities	161	179	326	360
Reclassification adjustment for net realized (gain) loss on securities available-for-sale included in net income	(9)	(1,202)	(23)	(1,202)
Change in defined benefit pension liability obligations	(11)	21	(21)	41
Total	533	34	(8,211)	11,545
Other comprehensive income (loss)	1,428	(215)	(21,543)	28,216
Total comprehensive income	$59,129	$42,270	$80,248	$114,492

See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A and Class B Common Stock			Accumulated Other Comprehensive Income (Loss), Net
(dollars in thousands, except per share amounts)	Shares	Amount	Retained Earnings	Securities	Defined Benefit Obligations	Total Shareholders’ Equity

Quarter Ended June 30, 2025
Balance, March 31, 2025	201,999,328	$2,122,117	$283,308	$(35,679)	$4,344	$2,374,090
Net income	—	—	42,485	—	—	42,485
Other comprehensive income (loss), net of tax	—	—	—	(266)	51	(215)
Common stock issued from stock awards, net	16,504	257	—	—	—	257
Balance, June 30, 2025	202,015,832	$2,122,374	$325,793	$(35,945)	$4,395	$2,416,617

Six Months Ended June 30, 2025
Balance, December 31, 2024	201,999,328	$2,122,117	$239,517	(64,058)	4,292	$2,301,868
Net income	—	—	86,276	—	—	86,276
Other comprehensive income, net of tax	—	—	—	28,113	103	28,216
Common stock issued from stock awards, net	16,504	257	—	—	—	257
Balance, June 30, 2025	202,015,832	$2,122,374	$325,793	$(35,945)	$4,395	$2,416,617

Quarter Ended June 30, 2026
Balance, March 31, 2026	221,400,590	$2,402,968	$407,908	$(22,566)	$3,082	$2,791,392
Net income	—	—	57,701	—	—	57,701
Other comprehensive income (loss), net of tax	—	—	—	1,455	(27)	1,428
Share-based compensation expense	—	1,481	—	—	—	1,481
Common stock issued from stock awards, net	24,879	(65)	—	—	—	(65)
Reinvested dividends on vested stock awards	—	557	(557)	—	—	—
Cash dividends declared - Class A common stock ($0.70 per share)	—	—	(154,205)	—	—	(154,205)
Cash dividends declared - Class B common stock ($7.00 per share)	—	—	(7,801)	—	—	(7,801)
Balance, June 30, 2026	221,425,469	$2,404,941	$303,046	$(21,111)	$3,055	$2,689,931

Six Months Ended June 30, 2026
Balance, December 31, 2025	221,305,009	$2,402,193	$456,695	$378	$3,109	$2,862,375
Net income	—	—	101,791	—	—	101,791
Other comprehensive loss, net of tax	—	—	—	(21,489)	(54)	(21,543)
Share-based compensation expense	—	2,819	—		—	2,819
Common stock issued from stock awards, net	120,460	(937)	—	—	—	(937)
Reinvested dividends on vested stock awards	—	866	(866)	—	—	—
Cash dividends declared - Class A common stock ($1.10 per share)	—	—	(242,315)	—	—	(242,315)
Cash dividends declared - Class B common stock ($11.00 per share)	—	—	(12,259)	—	—	(12,259)
Balance, June 30, 2026	221,425,469	$2,404,941	$303,046	$(21,111)	$3,055	$2,689,931

See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,791	$86,276
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal of provision) for credit losses on loans	6,689	(3,395)
Originations of loans held for sale and principal collections, net	(84,737)	(3,181)
Proceeds from sales of loans held for sale	89,042	3,309
Net fair value adjustment and gain on sale of loans held for sale	(3,620)	—
Provision (reversal of provision) for credit losses on unfunded lending commitments	(1,689)	(631)
Amortization (accretion) of premiums and discounts on investment securities	(4,025)	1,457
Depreciation of premises and equipment	6,745	4,563
Amortization of intangible assets	14,429	5,404
Amortization of premiums and discounts on debt and deposits	3,150	—
Share-based compensation expense	2,819	3,732
Increase in cash surrender value of bank-owned life insurance	(2,641)	(1,045)
Net gain on sales and calls of investment securities	(83)	(4,137)
Net loss on sale, disposal and write-down of other real estate owned	336	2,297
Net loss on sale and disposal of premises and equipment	587	42
Deferred income tax expense (benefit)	(21,567)	8,712
Amortization of deferred loan fees and costs	4,002	6,972
Amortization (accretion) of premiums and discounts on purchased loans	(25,770)	(4,140)
Gain on sale of DUS business line	(911)	—
Origination, amortization and change in fair value of MSRs, net	1,398	—
Net decrease in trading securities	3,434	—
Changes in:
Interest receivable and other assets	1,260	5,254
Interest payable and other liabilities	(26,448)	(47,787)
Net cash provided by operating activities	64,191	63,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available-for-sale:
Purchases	(491,782)	(561,139)
Sales	—	929,969
Maturities, calls and paydowns	341,188	175,956
Securities held-to-maturity:
Maturities, calls and paydowns	49,009	48,355
Loan originations and principal collections, net	605,964	421,282
Purchases of loans	(6,617)	(42,617)
Recoveries of loans charged-off	6,106	5,337
Proceeds from sales of loans	7,537	—
Proceeds from sales of other real estate owned	2,442	13,303
Proceeds from sales of premises and equipment	730	—
Purchases of premises and equipment	(5,783)	(1,958)
Proceeds from sale of DUS business line	125,820	—
Redemptions of Federal Home Loan Bank stock	5	—
Net cash provided by investing activities	634,619	988,488

	Six Months Ended June 30,
(in thousands)	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(935,304)	27,059
Repayment of Senior Notes	(65,000)	—
Net change in short-term borrowings	80,000	—
Cash dividends paid	(254,574)	—
Net cash provided by (used in) financing activities	(1,174,878)	27,059
Net increase (decrease) in cash and cash equivalents	(476,068)	1,079,249
Cash and cash equivalents at beginning of period	1,029,983	999,711
Cash and cash equivalents at end of period	$553,915	$2,078,960

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$121,891	$93,815
Income taxes paid, net	29,075	21,777
Non-cash activities:
Transfer from loans to other real estate owned	2,050	—
ROU assets obtained in exchange for operating lease obligations	3,883	14,415
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
The Company’s business is conducted primarily through its wholly-owned subsidiaries, Mechanics Bank and HomeStreet Statutory Trusts (I, II, III and IV), as well as Mechanics Bank’s subsidiaries: MacDonald Auxiliary Corporation, Mechanics Real Estate Holdings Inc., 3190 Klose Way, LLC, Hydrox Properties XXVI, LLC, Continental Escrow Company, HS Properties Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC, 16389 Redmond Way LLC and Mechanics Bank Trust Company of Delaware.
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
The Merger is considered a reverse acquisition. Mechanics Bank is the accounting acquirer (“legal acquiree”), HomeStreet Bank is the accounting acquiree and Mechanics Bancorp is the legal acquirer. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger at their acquisition date fair values. These estimates are considered preliminary as of June 30, 2026, are subject to change for up to one year after the Merger date, and any changes could be material.
Asset Sale: On May 1, 2026, Mechanics Bank completed the previously announced sale of its Fannie Mae Multifamily Delegated Underwriting and Servicing (“DUS®”) business line to Fifth Third for aggregate cash consideration of $125.8 million. Under the terms of the completed transaction, Fifth Third acquired Mechanics Bank’s $1.7 billion in total unpaid principal balance of multifamily loans serviced for Fannie Mae, including DUS multifamily mortgage servicing rights of $25.3 million, associated escrow amounts, and hired Mechanics Bank employees who operate the DUS business line. The sale resulted in a $911 thousand net gain, which is included in other noninterest income for the quarter and six months ended June 30, 2026. In addition, the DUS license and business line intangible of $100.2 million, which was included in other intangible assets on the balance sheet, was derecognized in connection with the sale.
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
The following table provides the preliminary purchase price allocation and the assets acquired and liabilities assumed at their estimated fair values as of the Merger date, resulting in a preliminary bargain purchase gain of $145.5 million. The estimates of fair value were recorded based on initial valuations at the Merger date and these estimates are considered preliminary as of June 30, 2026, and are subject to adjustment for up to one year after the Merger date, and any changes could be material. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Additional information may be obtained during the measurement period that could result in changes to the estimated fair value amounts, and that could result in adjustments to the valuation amounts presented herein. The Company’s taxes are provisional along with the review of certain contracts assumed in the Merger. The measurement period ends on the earlier of one year after the Merger date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger date have been obtained.

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
(2)Consists of $100.2 million of a DUS license and business line intangible and $90.8 million of core deposit intangible assets.
The following table shows the amount of the expenses related to the Merger for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Severance and employee related	$3,922	$—	$5,550	$—
Legal and professional	1,150	5,386	4,015	5,736
System conversion, integration and other	851	253	1,152	253
Total	$5,923	$5,639	$10,717	$5,989
Pro-Forma Financial Information
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the quarter and six months ended June 30, 2025 as if the Merger had been completed on January 1, 2024, after giving effect to certain purchase accounting adjustments, primarily related to the preliminary bargain purchase gain, amortization of intangible assets and non-recurring transaction costs. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisition actually taken place at the beginning of the annual period prior to the Merger.

	Quarter Ended June 30,	Six Months Ended June 30,
(in thousands)	2025	2025

Net interest income	$176,294	$350,693
Noninterest income	34,342	61,126
Net income before income taxes	67,469	131,352

NOTE 3–DEBT SECURITIES
The following table presents the amortized cost and fair value of the debt securities portfolio as of the dates indicated:

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$453,017	$11,503	$(1,800)	$462,720
Mortgage-backed securities - residential	3,016,269	19,221	(34,295)	3,001,195
Mortgage-backed securities - commercial	364,721	776	(12,893)	352,604
Collateralized loan obligations	230,500	104	(22)	230,582
Corporate bonds	45,243	1,522	(1,382)	45,383
U.S. Treasury securities	20,674	—	(250)	20,424
Agency debentures	6,433	—	(126)	6,307
Total securities available-for-sale	$4,136,857	$33,126	$(50,768)	$4,119,215

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held-to-maturity
Obligations of states and political subdivisions	$13,030	$506	$(12)	$13,524
Mortgage-backed securities - residential	962,717	—	(134,393)	828,324
Mortgage-backed securities - commercial	311,066	—	(32,826)	278,240
Total securities held-to-maturity	$1,286,813	$506	$(167,231)	$1,120,088

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$458,290	$13,518	$(649)	$471,159
Mortgage-backed securities - residential	2,871,733	36,881	(24,325)	2,884,289
Mortgage-backed securities - commercial	381,934	1,622	(11,750)	371,806
Collateralized loan obligations	188,500	1	(185)	188,316
Corporate bonds	51,828	527	(2,440)	49,915
U.S. Treasury securities	20,623	46	—	20,669
Agency debentures	7,243	9	(21)	7,231
Total securities available-for-sale	$3,980,151	$52,604	$(39,370)	$3,993,385

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held-to-maturity
Obligations of states and political subdivisions	$12,902	$545	$(6)	$13,441
Mortgage-backed securities - residential	1,012,716	—	(134,994)	877,722
Mortgage-backed securities - commercial	311,014	—	(31,359)	279,655
Total securities held-to-maturity	$1,336,632	$545	$(166,359)	$1,170,818
In addition to the reported fair values of the debt securities reflected above, the Company is entitled to receive accrued interest and dividends from its securities. Included in interest receivable and other assets on the consolidated balance sheets as of June 30, 2026 and December 31, 2025 was $21.4 million and $20.2 million, respectively, of interest and dividends receivable from the Company’s debt securities. Accrued interest receivable from securities available-for-sale totaled $19.1 million and $17.8 million at June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable from securities held-to-maturity totaled $2.1 million and $2.2 million at June 30, 2026 and December 31, 2025, respectively.
Substantially all the mortgage-backed securities represent securities issued or guaranteed by government sponsored enterprises and government entities. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal and corporate entities. As of June 30, 2026 and December 31, 2025, substantially all securities held, including municipal bonds, corporate debt securities, and collateralized loan obligations were rated investment grade based upon nationally recognized statistical rating organizations where available.
At June 30, 2026 and December 31, 2025, the Company held $46.6 million and $49.5 million of trading securities, consisting of U.S. Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and reported as trading securities on the consolidated balance sheets. For the quarter and six months ended June 30, 2026, net losses of $431 thousand and $964 thousand on trading securities were recorded in loan servicing income. There were no net gains or losses on trading securities for the quarter and six months ended June 30, 2025.
The following table presents proceeds, gross realized gains and gross realized losses from sales and calls of available-for-sale investments:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Proceeds	$456	$929,969	$1,828	$929,969
Gross gains	31	5,060	83	5,060
Gross losses	—	923	—	923
Tax-exempt interest income on investment securities was $4.2 million and $773 thousand for the quarter ended June 30, 2026 and 2025, and $8.5 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.
The Company reassessed classification of certain investments and effective January 1, 2022, transferred $1.7 billion in residential and commercial mortgage-backed securities from available-for-sale to held-to-maturity securities. The transfer occurred at fair value. The related net unrealized loss of $23.5 million, or $16.7 million net of deferred taxes, included in accumulated other comprehensive income remained in accumulated other comprehensive income. The unrealized loss is accreted to interest income as a yield adjustment through earnings over the remaining term of the securities. For the quarter ended June 30, 2026 and 2025, $593 thousand and $625 thousand, respectively, of the unrealized loss was accreted to interest income, and $1.2 million and $1.3 million, respectively, was accreted to interest income for the six months ended June 30, 2026 and 2025. No gain or loss was recorded at the time of transfer.
The following table summarizes available-for-sale securities with unrealized losses at June 30, 2026 and December 31, 2025 aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2026
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of states and political subdivisions	$112,534	$1,419	$22,601	$381	$135,135	$1,800
Mortgage-backed securities - residential	890,067	8,263	358,301	26,032	1,248,368	34,295
Mortgage-backed securities - commercial	116,897	1,162	151,305	11,731	268,202	12,893
Collateralized loan obligations	53,478	22	—	—	53,478	22
Corporate bonds	1,060	18	21,636	1,364	22,696	1,382
U.S. Treasury securities	20,424	250	—	—	20,424	250
Agency debentures	6,307	126	—	—	6,307	126
Total	$1,200,767	$11,260	$553,843	$39,508	$1,754,610	$50,768

Number of securities with unrealized losses		288		219		507

	December 31, 2025
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of states and political subdivisions	$27,015	$151	$30,244	$498	$57,259	$649
Mortgage-backed securities - residential	72,234	384	393,915	23,941	466,149	24,325
Mortgage-backed securities - commercial	106,225	405	156,600	11,345	262,825	11,750
Collateralized loan obligations	138,315	185	—	—	138,315	185
Corporate bonds	3,543	101	27,661	2,339	31,204	2,440
Agency debentures	4,877	21	—	—	4,877	21
Total	$352,209	$1,247	$608,420	$38,123	$960,629	$39,370

Number of securities with unrealized losses		83		240		323
The Company did not record an ACL on the debt securities portfolio at June 30, 2026 and December 31, 2025. As of both dates, the Company considers any unrealized or unrecognized loss across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit quality. The Company maintains that it has the intent and ability to hold these securities until the amortized cost basis of each security is recovered, which may be at maturity, and likewise concluded as of June 30, 2026, that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The factors that were considered in determining that an ACL was not required at June 30, 2026 and December 31, 2025 are discussed below. As discussed in Note 17, “Subsequent Events,” in July 2026, the Company completed a balance sheet restructuring by selling its remaining low-yielding AFS securities and reinvesting in MBS at current market rates. Management expects that the restructuring will improve the Company’s near-term net interest margin. The restructuring was not the result of a deterioration in credit quality of the portfolio.
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
Corporate Bonds: The unrealized losses on the Company’s investments in corporate bonds are due to slight discount margin variances related to changes in market rates and not due to credit losses. Management monitors these securities on an ongoing basis and performs an internal analysis which includes a review of credit quality, changes in ratings, and an assessment of regulatory and financial ratios. Management expects to recover the entire amortized cost basis of these securities.
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
At June 30, 2026, investment securities with a carrying value of $3.5 billion were pledged to secure available borrowing capacity from the Federal Reserve’s Discount Window, and investment securities with a carrying value of $1.7 billion were pledged to secure the Company’s obligations to collateralize certain public, trust and bankruptcy deposits as required by law.
As of June 30, 2026, there were no past due or nonaccrual available-for-sale or held-to-maturity securities.
The fair value of available-for-sale securities and the amortized cost and fair value of held-to-maturity debt securities are shown by contractual maturity in the following tables. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of securities as of June 30, 2026, were as follows:

	June 30, 2026
(in thousands)	Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Securities available-for-sale
Obligations of states and political subdivisions	$3,386	$44,415	$131,205	$283,714	$462,720
Mortgage-backed securities - residential	242	10,371	21,687	2,968,895	3,001,195
Mortgage-backed securities - commercial	5,247	199,870	133,373	14,114	352,604
Collateralized loan obligations	—	—	—	230,582	230,582
Corporate bonds	—	12,490	32,893	—	45,383
U.S. Treasury securities	—	20,424	—	—	20,424
Agency debentures	—	1,105	3,092	2,110	6,307
Total	$8,875	$288,675	$322,250	$3,499,415	$4,119,215

	June 30, 2026
	Within One Year		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
Obligations of states and political subdivisions	$3,500	$3,500	$3,113	$3,135	$4,751	$5,053	$1,666	$1,836	$13,030	$13,524
Mortgage-backed securities - residential	—	—	50	49	—	—	962,667	828,275	962,717	828,324
Mortgage-backed securities - commercial	—	—	189,144	170,753	121,922	107,487	—	—	311,066	278,240
Total	$3,500	$3,500	$192,307	$173,937	$126,673	$112,540	$964,333	$830,111	$1,286,813	$1,120,088

NOTE 4-LOANS AND CREDIT QUALITY
The loan receivables portfolio consisted of the following as of the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025

Commercial and industrial	$439,814	$482,170
Commercial real estate
Multifamily	5,223,356	5,355,252
Non-owner occupied	1,614,883	1,740,277
Owner occupied	512,474	689,079
Construction and land development	360,668	493,992
Residential real estate	4,107,867	3,970,803
Auto	510,232	791,012
Other consumer	806,902	654,351
Total loan receivables before allowance for credit losses	13,576,196	14,176,936

Allowance for credit losses on loans	(152,601)	(153,319)
Net loan receivables	$13,423,595	$14,023,617
At June 30, 2026, $10.2 billion of loans were pledged to secure borrowings from the FHLB, and $1.2 billion of loans were pledged to secure borrowings from the Federal Reserve.
Credit Risk Concentrations
The Company’s portfolio of non-owner occupied and owner occupied commercial real estate, multifamily and residential real estate loans are primarily to borrowers in California, or are secured by real estate collateral located in California. Such loans represented 77% of total loans in these segments as of June 30, 2026 and 76% as of December 31, 2025. In addition, substantial portions of the Company’s loans are multifamily and residential real estate. At June 30, 2026, multifamily loans represented 38% of the loan portfolio and residential real estate loans represented 30% of the loan portfolio. At December 31, 2025, multifamily loans represented 38% of the loan portfolio and residential real estate loans represented 28% of the loan portfolio.

Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses on loans by portfolio segment:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Quarter Ended June 30, 2026
Allowance for credit losses on loans
Beginning balance	$8,860	$120,758	$13,621	$11,446	$2,111	$156,796
Provision (reversal of provision) for credit losses	1,160	3,502	(5,868)	45	257	(904)
Loans charged off	(105)	(68)	—	(5,573)	(562)	(6,308)
Recoveries	235	85	6	2,502	189	3,017
Ending balance	$10,150	$124,277	$7,759	$8,420	$1,995	$152,601

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Quarter Ended June 30, 2025
Allowance for credit losses on loans
Beginning balance	$4,297	$34,995	$4,763	$28,935	$2,525	$75,515
Provision (reversal of provision) for credit losses	(989)	(1,396)	214	2,219	309	357
Loans charged off	(105)	—	—	(9,253)	(591)	(9,949)
Recoveries	253	—	—	1,966	192	2,411
Ending balance	$3,456	$33,599	$4,977	$23,867	$2,435	$68,334

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Six Months Ended June 30, 2026
Allowance for credit losses on loans
Beginning balance	$8,417	$114,326	$13,294	$15,003	$2,279	$153,319
Provision (reversal of provision) for credit losses	1,568	9,823	(5,894)	610	582	6,689
Loans charged off	(236)	(68)	(1)	(11,993)	(1,215)	(13,513)
Recoveries	401	196	360	4,800	349	6,106
Ending balance	$10,150	$124,277	$7,759	$8,420	$1,995	$152,601

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Six Months Ended June 30, 2025
Allowance for credit losses on loans
Beginning balance	$4,869	$35,097	$4,656	$41,282	$2,654	$88,558
Provision (reversal of provision) for credit losses	(1,447)	(1,498)	321	(1,410)	639	(3,395)
Loans charged off	(222)	—	—	(20,759)	(1,185)	(22,166)
Recoveries	256	—	—	4,754	327	5,337
Ending balance	$3,456	$33,599	$4,977	$23,867	$2,435	$68,334

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments, which is included in interest payable and other liabilities on the consolidated balance sheets. The following table presents changes in the allowance for credit losses on unfunded lending commitments:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Allowance for credit losses on unfunded lending commitments
Beginning balance	$7,289	$4,460	$7,115	$4,366
Provision (reversal of provision) for credit losses	(1,863)	(725)	(1,689)	(631)
Ending balance	$5,426	$3,735	$5,426	$3,735
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s quantitative and qualitative expected losses for current and forecasted periods.
As of June 30, 2026, the quantitative rates increased when compared to December 31, 2025 due to higher forecasted product risk metrics in certain geographically concentrated areas, partially offset by runoff of the auto, non-owner occupied commercial real estate, and construction and land development portfolios.
There were no material changes to the methodologies for estimating credit losses for the periods presented.
Disclosures related to the amortized cost of loans excludes accrued interest receivable. The Company has elected to exclude accrued interest receivable from the evaluation of the allowance for credit losses. Accrued interest receivable on loans held for investment was $51.5 million and $53.1 million at June 30, 2026 and December 31, 2025, respectively, and is included in interest receivable and other assets on the consolidated balance sheets.
Credit Quality
Nonaccrual loans include both individually evaluated loans and smaller balance homogeneous loans that are collectively evaluated. Loans whose repayments are insured by the Federal Housing Administration, or guaranteed by the Department of Veterans’ Affairs or Ginnie Mae, are maintained on accrual status even if 90 days or more past due.
The following table presents the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Nonaccrual With No Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing

Commercial and industrial	$3,541	$10,758	$—
Commercial real estate
Multifamily	1,725	1,725	—
Non-owner occupied	4,425	4,425	—
Owner occupied	694	694	—
Construction and land development	392	15,564	—
Residential real estate	5,002	12,161	6,543
Auto	—	3,212	—
Other consumer	—	18	—
Total	$15,779	$48,557	$6,543

	December 31, 2025
(in thousands)	Nonaccrual With No Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing

Commercial and industrial	$5,310	$11,196	$—
Commercial real estate
Multifamily	3,387	3,387	—
Non-owner occupied	953	12,539	—
Owner occupied	1,644	1,870	—
Construction and land development	140	2,962	—
Residential real estate	3,766	6,765	3,943
Auto	—	4,143	—
Other consumer	—	1	—
Total	$15,200	$42,863	$3,943
The following tables present the amortized cost of collateral-dependent loans by class and collateral type as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Auto	Equipment	Land	Multifamily	Retail Building	Single Family Residential	Other non-real estate	Total Loans

Commercial and industrial	$—	$—	$4,153	$—	$3,259	$998	$758	$9,168
Commercial real estate
Multifamily	—	—	—	16,229	—	—	—	16,229
Non-owner occupied	—	—	—	—	4,425	—	—	4,425
Owner occupied	—	—	—	—	694	—	—	694
Construction and land development	—	—	15,564	—	—	—	—	15,564
Residential real estate	—	—	—	—	—	5,002	—	5,002
Total	$—	$—	$19,717	$16,229	$8,378	$6,000	$758	$51,082

	December 31, 2025
(in thousands)	Auto	Equipment	Land	Multifamily	Retail Building	Single Family Residential	Other non-real estate	Total Loans

Commercial and industrial	$—	$—	$—	$—	$3,819	$—	$4,674	$8,493
Commercial real estate
Multifamily	—	—	—	17,869	—	—	—	17,869
Non-owner occupied	—	—	—	—	12,539	—	—	12,539
Owner occupied	—	—	—	—	742	—	1,128	1,870
Construction and land development	—	—	2,962	—	—	—	—	2,962
Residential real estate	—	—	—	157	—	4,121	—	4,278
Total	$—	$—	$2,962	$18,026	$17,100	$4,121	$5,802	$48,011

The following tables present the aging of the amortized cost in past due loans as of June 30, 2026 and December 31, 2025 by class of loans:

	June 30, 2026
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans

Commercial and industrial	$997	$89	$9,344	$10,430	$429,384	$439,814
Commercial real estate
Multifamily	—	3,685	1,724	5,409	5,217,947	5,223,356
Non-owner occupied	7,666	12,759	—	20,425	1,594,458	1,614,883
Owner occupied	448	—	264	712	511,762	512,474
Construction and land development	389	—	15,312	15,701	344,967	360,668
Residential real estate	1,161	7,359	12,368	20,888	4,086,979	4,107,867
Auto	15,078	4,499	1,860	21,437	488,795	510,232
Other consumer	234	165	16	415	806,487	806,902
Total	$25,973	$28,556	$40,888	$95,417	$13,480,779	$13,576,196

	December 31, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans

Commercial and industrial	$3,277	$1,066	$8,024	$12,367	$469,803	$482,170
Commercial real estate
Multifamily	—	—	1,614	1,614	5,353,638	5,355,252
Non-owner occupied	50	—	11,586	11,636	1,728,641	1,740,277
Owner occupied	—	1,349	226	1,575	687,504	689,079
Construction and land development	—	—	2,962	2,962	491,030	493,992
Residential real estate	14,274	4,944	7,187	26,405	3,944,398	3,970,803
Auto	25,984	7,078	3,086	36,148	754,864	791,012
Other consumer	288	149	1	438	653,913	654,351
Total	$43,873	$14,586	$34,686	$93,145	$14,083,791	$14,176,936

The following tables present the amortized cost of loans at June 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the quarters and six months ended June 30, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each class of financing receivable is also presented below. There were no loans that were both experiencing financial difficulty and modified during the quarter ended June 30, 2025.

	Quarter Ended June 30, 2026
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Residential real estate	$—	$—	$—	$—	$—	$—	$767	0.02%
Total	$—	$—	$—	$—	$—	$—	$767	0.01%

	Six Months Ended June 30, 2026
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial and industrial	$—	$—	$12	$—	$—	$—	$—	0.00%
Residential real estate	—	—	—	—	—	—	1,305	0.03%
Total	$—	$—	$12	$—	$—	$—	$1,305	0.01%

	Six Months Ended June 30, 2025
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial and industrial	$—	$—	$113	$—	$—	$—	$—	0.04%
Total	$—	$—	$113	$—	$—	$—	$—	0.00%
The Company has committed to lend no additional amounts to the borrowers included in the previous tables.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the quarter ended June 30, 2026. There were no loans that were both experiencing financial difficulty and modified during the quarter ended June 30, 2025.

	Quarter Ended June 30, 2026
(dollars in thousands)	Principal Forgiveness	Weighted-Average Payment Delay <months>	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension <months>

Residential real estate	$—	125	—%	125
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
(dollars in thousands)	Principal Forgiveness	Weighted-Average Payment Delay <months>	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension <months>

Commercial and industrial	$—	—	—%	24
Residential real estate	—	81	—%	81

	Six Months Ended June 30, 2025
(dollars in thousands)	Principal Forgiveness	Weighted-Average Payment Delay <months>	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension <months>

Commercial and industrial	$—	—	—%	60
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following tables present the payment status of loans that were modified in the last 12 months, with related amortized cost balances, as of the dates indicated:

	Payment Status (Amortized Cost)
	At June 30, 2026
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total

Commercial and industrial	$787	$—	$—	$4,153	$4,940
Commercial real estate
Non-owner occupied	17,176	—	—	—	17,176
Construction and land development	—	—	—	2,772	2,772
Residential real estate	1,910	—	—	1,155	3,065
Total	$19,873	$—	$—	$8,080	$27,953

	Payment Status (Amortized Cost)
	At June 30, 2025
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total

Commercial and industrial	$592	$—	$—	$—	$592
Total	$592	$—	$—	$—	$592
There were no loans that had a payment default (e.g., borrower missed a regularly scheduled payment) and were past due for the quarter and six months ended June 30, 2026 and 2025 and that were modified in the last 12 months.
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

The following table presents the amortized cost by loan risk category and origination year for commercial and industrial and commercial real estate loan classes at June 30, 2026 and December 31, 2025. In addition, year-to-date charge-offs for 2026 and 2025 are presented by origination year.

(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2026

Commercial and industrial
Risk rating
Pass	$8,393	$17,948	$54,660	$48,490	$19,799	$101,640	$144,296	$—	$395,226
Special mention	—	—	83	—	428	918	6,510	—	7,939
Substandard	—	147	627	118	22,221	9,317	4,219	—	36,649
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,393	$18,095	$55,370	$48,608	$42,448	$111,875	$155,025	$—	$439,814
Year-to-date gross charge-offs	$—	$105	$—	$—	$—	$6	$125	$—	$236

Commercial real estate - multifamily
Risk rating
Pass	$83,189	$59,021	$169,005	$404,100	$2,181,122	$2,055,845	$20,297	$—	$4,972,579
Special mention	—	—	—	20,550	22,951	86,769	—	—	130,270
Substandard	—	—	—	6,565	70,275	43,667	—	—	120,507
Doubtful	—	—	—	—	—	—	—	—	—
Total	$83,189	$59,021	$169,005	$431,215	$2,274,348	$2,186,281	$20,297	$—	$5,223,356
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Risk rating
Pass	$5,161	$10,987	$13,635	$34,741	$367,768	$1,082,950	$8,650	$—	$1,523,892
Special mention	—	—	—	—	—	22,410	—	—	22,410
Substandard	—	—	—	—	—	68,581	—	—	68,581
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,161	$10,987	$13,635	$34,741	$367,768	$1,173,941	$8,650	$—	$1,614,883
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$68	$—	$—	$68

Commercial real estate - owner occupied
Risk rating
Pass	$906	$26,029	$12,243	$19,213	$81,334	$298,828	$11,189	$—	$449,742
Special mention	—	—	—	1,623	8,315	37,400	—	—	47,338
Substandard	—	—	—	—	8,754	6,640	—	—	15,394
Doubtful	—	—	—	—	—	—	—	—	—
Total	$906	$26,029	$12,243	$20,836	$98,403	$342,868	$11,189	$—	$512,474
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - construction and land development
Risk rating
Pass	$84,362	$180,867	$41,274	$19,324	$8,883	$9,854	$540	$—	$345,104
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	15,564	—	—	15,564
Doubtful	—	—	—	—	—	—	—	—	—
Total	$84,362	$180,867	$41,274	$19,324	$8,883	$25,418	$540	$—	$360,668
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025

Commercial and industrial
Risk rating
Pass	$22,961	$40,427	$52,574	$24,657	$19,914	$78,344	$200,344	$225	$439,446
Special mention	—	104	—	472	162	2,828	—	—	3,566
Substandard	64	634	65	23,257	400	14,487	251	—	39,158
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,025	$41,165	$52,639	$48,386	$20,476	$95,659	$200,595	$225	$482,170
Year-to-date gross charge-offs	$40	$75	$47	$6,772	$230	$19	$1,215	$—	$8,398

Commercial real estate - multifamily
Risk rating
Pass	$59,536	$177,297	$458,411	$2,224,002	$1,177,242	$1,031,448	$18,160	$211	$5,146,307
Special mention	—	—	—	32,156	22,062	35,772	—	—	89,990
Substandard	—	—	6,558	68,486	24,403	19,508	—	—	118,955
Doubtful	—	—	—	—	—	—	—	—	—
Total	$59,536	$177,297	$464,969	$2,324,644	$1,223,707	$1,086,728	$18,160	$211	$5,355,252
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate -non-owner occupied
Risk rating
Pass	$7,032	$13,753	$31,688	$371,096	$138,150	$1,057,437	$6,659	$257	$1,626,072
Special mention	—	—	—	—	—	32,308	—	—	32,308
Substandard	—	—	—	—	—	81,897	—	—	81,897
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,032	$13,753	$31,688	$371,096	$138,150	$1,171,642	$6,659	$257	$1,740,277
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$428	$—	$—	$428

Commercial real estate - owner-occupied
Risk rating
Pass	$30,541	$12,420	$27,707	$108,047	$73,141	$371,660	$9,045	$243	$632,804
Special mention	—	—	—	1,660	6,954	28,003	—	—	36,617
Substandard	—	—	—	8,836	3,752	7,070	—	—	19,658
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,541	$12,420	$27,707	$118,543	$83,847	$406,733	$9,045	$243	$689,079
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - construction and land development
Risk rating
Pass	$272,783	$128,650	$59,371	$13,377	$3,112	$12,937	$200	$600	$491,030
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,962	—	—	2,962
Doubtful	—	—	—	—	—	—	—	—	—
Total	$272,783	$128,650	$59,371	$13,377	$3,112	$15,899	$200	$600	$493,992
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in residential and consumer loans based upon year of origination at June 30, 2026 and December 31, 2025. In addition, year-to-date charge-offs for 2026 and 2025 are presented by origination year.

(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2026

Residential real estate
Payment performance
Performing	$311,543	$457,561	$172,152	$86,707	$594,309	$1,892,339	$542,296	$32,256	$4,089,163
Nonperforming	—	—	—	417	740	11,268	5,182	1,097	18,704
Total	$311,543	$457,561	$172,152	$87,124	$595,049	$1,903,607	$547,478	$33,353	$4,107,867
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1

Auto
Payment performance
Performing	$—	$128	$169	$35,879	$325,127	$145,717	$—	$—	$507,020
Nonperforming	—	—	—	251	2,036	925	—	—	3,212
Total	$—	$128	$169	$36,130	$327,163	$146,642	$—	$—	$510,232
Year-to-date gross charge-offs	$—	$—	$—	$609	$7,579	$3,805	$—	$—	$11,993

Other consumer
Payment performance
Performing	$199,909	$211,779	$152,868	$140,522	$62,114	$35,828	$3,864	$—	$806,884
Nonperforming	—	3	—	—	—	—	15	—	18
Total	$199,909	$211,782	$152,868	$140,522	$62,114	$35,828	$3,879	$—	$806,902
Year-to-date gross charge-offs	$385	$28	$6	$150	$—	$635	$—	$11	$1,215

(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025

Residential real estate
Payment performance
Performing	$552,620	$155,815	$110,989	$767,915	$828,395	$1,041,378	$499,312	$3,671	$3,960,095
Nonperforming	—	—	—	—	—	7,651	3,057	—	10,708
Total	$552,620	$155,815	$110,989	$767,915	$828,395	$1,049,029	$502,369	$3,671	$3,970,803
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$9	$96	$—	$105

Auto
Payment performance
Performing	$157	$218	$49,109	$467,560	$227,342	$41,638	$—	$845	$786,869
Nonperforming	—	—	311	2,451	1,107	274	—	—	4,143
Total	$157	$218	$49,420	$470,011	$228,449	$41,912	$—	$845	$791,012
Year-to-date gross charge-offs	$—	$—	$1,690	$23,927	$12,077	$2,985	$—	$—	$40,679

Other consumer
Payment performance
Performing	$216,135	$171,060	$145,091	$73,178	$15,624	$27,294	$5,825	$143	$654,350
Nonperforming	—	1	—	—	—	—	—	—	1
Total	$216,135	$171,061	$145,091	$73,178	$15,624	$27,294	$5,825	$143	$654,351
Year-to-date gross charge-offs	$619	$1	$—	$—	$607	$1,106	$78	$—	$2,411

Loan Purchases
The following table presents loan receivables purchased by portfolio segment, excluding loans acquired in business combinations:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)

Residential real estate	$3,139	$13,387	$6,617	$42,617
The Company purchased the above loan receivables at a premium of $15 thousand and $159 thousand for the quarters ended June 30, 2026 and 2025, respectively, and $35 thousand and $201 thousand for the six months ended June 30, 2026 and 2025, respectively. For the purchased loan receivables disclosed above, the Company did not incur any specific allowances for credit losses during the periods indicated.
NOTE 5–LOW INCOME HOUSING TAX CREDIT AND COMMUNITY REINVESTMENT ACT INVESTMENTS
The Company has LIHTC investments that are designed to promote qualified affordable housing programs and generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using the proportional amortization method. Under the proportional amortization method, the amortization is recorded as a component of income tax expense. At June 30, 2026 and December 31, 2025, the balance of LIHTC investments, which is included in interest receivable and other assets on the consolidated balance sheets, was $39.1 million and $43.3 million, respectively. Remaining unfunded commitments related to the investments in qualified affordable housing projects totaled $5.7 million and $7.9 million as of June 30, 2026 and December 31, 2025. The Company expects to fulfill these commitments through 2039.
The following table presents other information related to the Company’s LIHTC investments for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Tax credits and other tax benefits recognized	$2,047	$829	$4,093	$1,657
LIHTC amortization expense	2,146	826	4,292	1,651
The Company also has a portfolio of CRA investments. The majority of the CRA investments represent investments in small to mid-sized businesses throughout California. At June 30, 2026 and December 31, 2025, the balance of CRA investments, which is included in interest receivable and other assets on the consolidated balance sheets, was $83.2 million and $79.1 million, respectively. The Company recognized dividend income on CRA investments of $2.6 million and $670 thousand for the quarters ended June 30, 2026 and 2025, respectively, and $4.9 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively, which is included within other interest income in the consolidated income statements.

NOTE 6–DEPOSITS
The aggregate amount of time certificates of deposits that meet or exceed the FDIC insurance limit of $250 thousand at June 30, 2026 and December 31, 2025 was $476.9 million and $565.6 million, respectively. At June 30, 2026, certificates of deposit outstanding mature as follows:

(in thousands)	June 30, 2026

Within one year	$1,898,801
One to two years	30,339
Two to three years	8,196
Three to four years	4,124
Four to five years	3,034
Thereafter	986
Total	$1,945,480
The Company accepts public deposits from various state, city and municipal agencies. Public deposits totaling $1.4 billion and $1.3 billion are included in demand deposits, interest bearing transaction accounts, savings accounts and time certificates of deposit at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company had investment securities with a carrying value of $1.6 billion pledged as collateral for public deposits.
The Company accepts deposits from its Investment Management and Trust Department for the benefit of certain trust customers. In accordance with state trust regulations, the Company is required to secure any trust deposits that are in excess of the $250 thousand FDIC insurance limits by pledging marketable securities equal to those excess deposit balances. As of June 30, 2026 and December 31, 2025, the Company held trust deposits of $801 thousand and $683 thousand, respectively, that were in excess of $250 thousand and which required securities collateralization.
NOTE 7–BORROWINGS AND LONG-TERM DEBT
Borrowings
The following table presents the Company’s borrowings as of the dates indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Short-term borrowings: (1)
Federal Reserve Bank Discount Window	$80,000	3.75%	$—	—%
Total	$80,000	3.75%	$—	—%
(1)Short-term borrowings have an original maturity of one year or less.
Federal Home Loan Bank (FHLB) Advances
The Company did not have any outstanding FHLB advances as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, the Company’s investment in capital stock of the FHLB totaled $17.3 million. The Company had $10.2 billion of loans pledged to the FHLB, which permits up to $5.9 billion of available borrowing capacity as of June 30, 2026.
Federal Reserve Bank Discount Window
The Company had pledged $1.2 billion of consumer loans through the Borrower-In-Custody Program and investment securities with a carrying value of $3.5 billion to the Federal Reserve Bank Discount Window, which permits $4.4 billion of additional borrowing capacity as of June 30, 2026.

Brokered and Other Wholesale Funding
The Company had no brokered or other wholesale funding outstanding as of June 30, 2026 and December 31, 2025.
The Company had $5.0 billion of available borrowing capacity under borrowing lines established with other financial institutions as of June 30, 2026.
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
Long-term debt has an original maturity in excess of one year. The following table presents the Company’s long-term debt as of the dates indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Par Value	Carrying Value (1)	Par Value	Carrying Value (1)	Rate	Maturity Date

Senior Notes (2)	$—	$—	$65,000	$64,835	6.5% per annum	June 1, 2026
Subordinated Notes	96,000	81,892	96,000	79,626	3.5% per annum (3)	January 30, 2032
TRUPs:
HomeStreet Statutory Trust I (5)	5,155	4,173	5,155	4,090	3-month Term SOFR + 1.96% (4)	June 15, 2035
HomeStreet Statutory Trust II (5)	20,619	16,283	20,619	15,943	3-month Term SOFR + 1.76% (4)	December 15, 2035
HomeStreet Statutory Trust III (5)	20,619	16,024	20,619	15,686	3-month Term SOFR + 1.63% (4)	March 15, 2036
HomeStreet Statutory Trust IV (5)	15,464	12,048	15,464	11,834	3-month Term SOFR + 1.94% (4)	June 15, 2037
Total	$157,857	$130,420	$222,857	$192,014
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
(4)These rates reflect the floating rates as of June 30, 2026.
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
Cooperative Rabobank, U.A. and a subsidiary of Rabobank International Holding B.V.’s parent also provided various interest rate swap services to the Company. The applicable Rabobank International Holding B.V. counterparties deposited $2.8 million and $3.7 million in cash collateral with the Company to secure underlying derivative contracts as of June 30, 2026 and December 31, 2025, respectively. B&F Capital Markets, LLC (a Stifel Company) has provided interest rate swap services to the Company since 2023.
The following table presents the notional amounts and fair values for derivatives which are economic hedges. The fair values for derivatives are included in interest receivable and other assets or interest payable and other liabilities on the consolidated balance sheets.

	June 30, 2026		December 31, 2025
(in thousands)	Notional amount	Fair Value	Notional amount	Fair Value

Included in interest receivable and other assets:
Interest rate lock commitments	$4,892	$68	$4,929	$75
Forward sale commitments	37,999	105	32,217	148
Interest rate swaps	308,565	8,829	398,536	9,406
Total derivatives before netting	$351,456	$9,002	$435,682	$9,629
Netting adjustment/cash collateral (1)		(5,807)		(5,438)
Carrying value on consolidated balance sheets		$3,195		$4,191

Included in interest payable and other liabilities:
Forward sale commitments	$23,797	$90	$10,363	$28
Interest rate swaps	308,565	8,354	398,536	8,543
Futures	4,600	1	2,200	2
Total derivatives before netting	$336,962	$8,445	$411,099	$8,573
Netting adjustment/cash collateral (1)		(29)		38
Carrying value on consolidated balance sheets		$8,416		$8,611
(1)Includes net cash collateral received of $5.8 million and $5.5 million at June 30, 2026 and December 31, 2025, respectively.
The collateral used under the Company’s master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in interest receivable and other assets. Payables related to cash collateral that has been received from counterparties are included in interest payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At June 30, 2026 and December 31, 2025, the Company had liabilities of $6.0 million and $5.6 million, respectively, in cash collateral received from counterparties and receivables of $221 thousand and $122 thousand, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$(101)	$—	$77	$—
Loan servicing income (loss) (2)	(52)	—	(406)	—
Other (3)	(12)	21	(15)	75
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

The interest income from U.S. Treasury notes trading securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $486 thousand and $959 thousand for the quarter and six months ended June 30, 2026 and was zero for the quarter and six months ended June 30, 2025, respectively.
NOTE 9–MORTGAGE BANKING OPERATIONS
LHFS consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025

Single family	$5,345	$5,967
Total	$5,345	$5,967
Loans sold consisted of the following for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Single family	$23,728	$1,672	$55,958	$3,309
Multifamily and other	7,773	—	37,001	—
Total	$31,501	$1,672	$92,959	$3,309
For the quarters and six months ended June 30, 2026 and 2025, there were no loans sold as part of securitizations.
Gain (loss) on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Single family (1)	$2,432	$(7)	$3,259	$—
Multifamily and other (1)	45	—	361	—
Total	$2,477	$(7)	$3,620	$—
(1)Gain (loss) on loan origination and sale activities is included in other noninterest income in the consolidated income statements.
The Company’s portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae and Freddie Mac. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	June 30, 2026	December 31, 2025

Single family	$4,192,680	$4,370,577
CRE, multifamily and SBA (1)	87,438	1,866,799
Total	$4,280,118	$6,237,376
(1)On May 1, 2026, Mechanics Bank completed the previously announced sale of its Fannie Mae DUS business line to Fifth Third. Fifth Third acquired Mechanics Bank’s $1.7 billion in unpaid principal balance of multifamily loans serviced for Fannie Mae. As part of the transition in servicing to Fifth Third, Mechanics Bank is the sub-servicer of the DUS loans on an interim basis following the sale.

The following is a summary of changes in the Company’s liability for estimated single-family mortgage repurchase losses:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$674	$—	$708	$—
Additions, net of adjustments (1)	—	—	(32)	—
Realized (losses) recoveries, net (2)	—	—	(2)	—
Balance, end of period	$674	$—	$674	$—

(1)Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2)Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expenses.
The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $871 thousand and $1.2 million were recorded in interest receivable and other assets as of June 30, 2026 and December 31, 2025, respectively.
When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans within assets as interest receivable and other assets and within liabilities as interest payable and other liabilities. At June 30, 2026 and December 31, 2025, there were no delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets.
Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Servicing income, net:
Servicing fees and other	$3,673	$168	$8,864	$345
Changes in fair value of single family MSRs - other (1)	(1,482)	—	(2,924)	—
Amortization of multifamily and SBA MSRs	(771)	—	(2,409)	—
Total	1,420	168	3,531	345
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	646	—	1,348	—
Net gain from economic hedging (3)	(484)	—	(1,370)	—
Total	162	—	(22)	—
Loan servicing income	$1,582	$168	$3,509	$345
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
Single Family MSRs
Balances and activity for single family MSRs are reported beginning on the Merger date of September 2, 2025, therefore there were no balances or activity for the quarter and six months ended June 30, 2025.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Beginning balance	$57,630	$—	$58,095	$—
Additions:
Originations	205	—	480	—
Changes in fair value:
Changes in fair value assumptions (1)	646	—	1,348	—
Other (2)	355	—	(1,087)	—
Ending balance	$58,836	$—	$58,836	$—
(1)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(2)Represents changes due to collection/realization of expected cash flows and curtailments. In addition, includes a mortgage servicing rights valuation adjustment of $1.8 million for the quarter and six months ended June 30, 2026.
Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2026	2025	2026	2025

Constant prepayment rate (CPR) (2)	12.30%	n/a	12.20%	n/a
Discount rate (3)	8.90%	n/a	8.85%	n/a
(1)Based on a weighted average.
(2)Represents an expected lifetime average CPR used in the model.
(3)Based on market observations.
For the fair value of single family MSRs as of June 30, 2026 and December 31, 2025, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	June 30, 2026		December 31, 2025
(rates per annum)	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs (2)	5.03% - 12.83%	6.42%	5.07% - 12.14%	6.96%
Discount Rates (3)	8.89% - 17.33%	9.27%	8.65% - 16.05%	8.97%
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
To compute hypothetical sensitivities of the fair value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	June 30, 2026

Fair value of single family MSRs	$58,836
Expected weighted-average life (in years)	8.13
CPR shock
Impact on fair value of 10% increase in CPR	$(1,085)
Impact on fair value of 20% increase in CPR	$(2,218)
Discount rate shock
Impact on fair value of 100 basis points increase	$(2,463)
Impact on fair value of 200 basis points increase	$(4,846)

Multifamily and SBA MSRs
Balances and activity for multifamily and SBA MSRs are reported beginning on the Merger date of September 2, 2025, therefore there were no balances or activity for the quarter and six months ended June 30, 2025.
The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Beginning balance	$26,370	$—	$27,737	$—
Originations	—	—	271	—
Sale of MSRs - DUS business line (1)	(25,293)	—	(25,293)	—
Amortization	(771)	—	(2,409)	—
Ending balance	$306	$—	$306	$—
(1)On May 1, 2026, Mechanics Bank completed the previously announced sale of its Fannie Mae DUS business line to Fifth Third, which included DUS multifamily mortgage servicing rights of $25.3 million.
The fair value of multifamily and SBA MSRs was $412 thousand and $28.3 million at June 30, 2026 and December 31, 2025, respectively.
Key economic assumptions used in measuring the initial fair value of capitalized multifamily MSRs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2026	2025	2026	2025

Discount rate	—%	n/a	13.00%	n/a
(1) Weighted averages of all the inputs within the range.
For multifamily MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below. Multifamily DUS loans typically contain yield maintenance features that significantly reduce loan prepayments, resulting in a CPR of zero for valuation purposes.

	June 30, 2026		December 31, 2025
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

Discount rates	15.00%	15.00%	13.00% - 15.00%	13.07%
(1) Weighted averages of all the inputs within the range.

NOTE 10–GUARANTEES AND MORTGAGE REPURCHASE LIABILITY
In the ordinary course of business, the Company has sold loans through the DUS program that are subject to a credit loss sharing arrangement. The Company has serviced the loans for Fannie Mae and shared in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae shared losses on a pro rata basis, where the Company was responsible for losses incurred up to one-third of the principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. On May 1, 2026, Mechanics Bank completed the previously announced sale of its DUS business line. As part of the completed sale, the repurchase liability associated with the prior sales transferred to the buyer. See Note 1, “Summary of Significant Accounting Policies—Asset Sale” for further details. At June 30, 2026 and December 31, 2025, the total unpaid principal balance of loans sold under this program was zero and $1.8 billion, respectively. The Company’s reserve liability related to this arrangement totaled zero and $554 thousand at June 30, 2026 and December 31, 2025, respectively. No actual losses were incurred for the quarter and six months ended June 30, 2026. Balances and activity from the DUS program are reported beginning on the Merger date of September 2, 2025. Therefore, there were no balances or activity for the quarter and six months ended June 30, 2025.
In the ordinary course of business, the Company sells residential mortgage loans to government sponsored enterprises and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $4.2 billion and $4.4 billion as of June 30, 2026 and December 31, 2025, respectively.
At June 30, 2026 and December 31, 2025, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, which is included in accounts payable and other liabilities on the consolidated balance sheets of $674 thousand and $708 thousand, respectively. There was a net reversal of provision of zero and $32 thousand for the quarter and six months ended June 30, 2026, respectively, and zero and $2 thousand actual losses were incurred for the quarter and six months ended June 30, 2026, respectively. Balances from loans sold on a servicing retained basis and the mortgage repurchase liability are reported beginning on the Merger date of September 2, 2025. Therefore, there were no balances or activity for the quarter and six months ended June 30, 2025.
NOTE 11–CONTINGENCIES
Legal Contingencies
In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. As of June 30, 2026 and December 31, 2025, the Company recorded an accrued contingent liability of $5.5 million and $4.2 million, respectively.
McClain Feed Yard Litigation. Mechanics Bank is currently a defendant in (i) actions filed in the U.S. Bankruptcy Court for the Northern District of Texas, captioned AgTexas Farm Credit Services, et al. v. Rabo AgriFinance, LLC, et al. and 2B Farms, et al. v. Rabo AgriFinance, LLC, et al., which were consolidated in the bankruptcy case captioned In re McClain Feed Yard, Inc., et al. (jointly administered with In re 2B Farms), (ii) a related adversary proceeding filed by a court-appointed Chapter 7 Trustee captioned Kent Ries, et al. v. Community Financial Services Bank et al. (In re McClain Feed Yard, Inc.), and (iii) a Kentucky putative class action captioned Tindal and Rogers v. Community Financial Services Bank, et al., brought on behalf of investors in that state. These cases allege that the defendants knowingly or negligently aided and abetted a Ponzi scheme orchestrated by Kentucky farmer Brian McClain, who was accused of defrauding investors of millions of dollars through a fictitious “ghost” cattle scheme. On March 27, 2026, the bankruptcy court granted Mechanics Bank’s motion to dismiss all of the Trustee’s common-law claims. On April 10, 2026, the court granted Mechanics Bank’s motion to dismiss the Trustee’s constructive fraudulent transfer claims with prejudice, as well as the Trustee’s preferential transfer and actual fraudulent transfer claims without prejudice and with leave to replead. (By this order, the court dismissed all of the Trustee’s claims against Mechanics Bank, four with prejudice and two without prejudice.) On April 13, 2026, the Trustee filed a motion to reconsider, which Mechanics Bank opposed on May 1, 2026. The court directed the

Trustee to wait until the court rules on other pending motions to dismiss filed by co-defendants before filing a third amended complaint.
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
•Forward interest rates
•Interest rate volatilities
Level 2 recurring fair value measurement.
IRLC	The fair value considers several factors including: •Fair value of the underlying loan based on quoted prices in the secondary market, when available •Value of servicing •Fall-out factor	Level 3 recurring fair value measurement.

The following tables present the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$46,595	$46,595	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	462,720	—	462,720	—
Mortgage backed securities - residential	3,001,195	—	2,999,681	1,514
Mortgage backed securities - commercial	352,604	—	352,604	—
Collateralized loan obligations	230,582	—	230,582	—
Corporate bonds	45,383	—	45,342	41
U.S. Treasury securities	20,424	20,424	—	—
Agency debentures	6,307	—	6,307	—
Total securities available-for-sale	4,119,215	20,424	4,097,236	1,555

Single family LHFS	5,345	—	5,345	—
Single family mortgage servicing rights	58,836	—	—	58,836
Equity securities	15,858	—	15,858	—
Derivatives:
Forward loan sale commitments	105	—	105	—
Interest rate lock commitments	68	—	—	68
Interest rate swaps	8,829	—	8,829	—
Total assets	$4,254,851	$67,019	$4,127,373	$60,459
Liabilities:
Derivatives:
Forward loan sale commitments	$90	$—	$90	$—
Interest rate swaps	8,354	—	8,354	—
Futures	1	1	—	—
Total liabilities	$8,445	$1	$8,444	$—

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$49,518	$49,518	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	471,159	—	471,159	—
Mortgage backed securities - residential	2,884,289	—	2,882,704	1,585
Mortgage backed securities - commercial	371,806	—	371,806	—
Collateralized loan obligations	188,316	—	188,316	—
Corporate bonds	49,915	—	49,870	45
U.S. Treasury securities	20,669	20,669	—	—
Agency debentures	7,231	—	7,231	—
Total securities available-for-sale	3,993,385	20,669	3,971,086	1,630

Single family LHFS	5,967	—	5,967	—
Single family mortgage servicing rights	58,095	—	—	58,095
Equity securities	15,567	—	15,567	—
Derivatives:
Forward loan sale commitments	148	—	148	—
Interest rate lock commitments	75	—	—	75
Interest rate swaps	9,406	—	9,406	—
Total assets	$4,132,161	$70,187	$4,002,174	$59,800
Liabilities:
Derivatives:
Forward loan sale commitments	$28	$—	$28	$—
Interest rate swaps	8,543	—	8,543	—
Futures	2	2	—	—
Total liabilities	$8,573	$2	$8,571	$—
There were no transfers between levels of the fair value hierarchy for the quarter and six months ended June 30, 2026 and 2025.
Level 3 Recurring Fair Value Measurements
The Company’s Level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs for the quarter and six months ended June 30, 2026, see Note 9, “Mortgage Banking Operations.”
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
The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets as of June 30, 2026 and December 31, 2025. Balances and activity from these Level 3 assets are reported beginning on the Merger date of September 2, 2025. Therefore, there were no balances or activity for the quarter and six months ended June 30, 2025.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Low	High	Weighted Average

June 30, 2026
Investment securities AFS	$1,555	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Interest rate lock commitments, net	68	Income approach	Fall-out factor	1.10%	37.43%	15.89%
			Value of servicing	0.66%	2.46%	1.52%

December 31, 2025
Investment securities AFS	$1,630	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Interest rate lock commitments, net	75	Income approach	Fall-out factor	0.60%	20.65%	10.11%
			Value of servicing	1.04%	1.43%	1.15%
The following table presents fair value changes and activity for Level 3 investment securities AFS:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Beginning balance	$1,594	$—	$1,630	$—
Payoffs/sales	(12)	—	(18)	—
Change in mark to market	(27)	—	(57)	—
Ending balance	$1,555	$—	$1,555	$—
The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Beginning balance, net	$120	$—	$75	$—
Total realized/unrealized gains	252	—	685	—
Settlements	(304)	—	(692)	—
Ending balance, net	$68	$—	$68	$—

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

	June 30, 2026
(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Input or Range	Weighted Average

Commercial and industrial loans	$3,277	Third party appraisal	Discount for market conditions	10% - 36%	15%
			Estimated selling costs	7% - 10%	7%
		Internal evaluation	Estimated selling costs	7% - 10%	9%

Commercial real estate loans	$23,773	Third party appraisal	Discount for market conditions	10% - 36%	15%
			Estimated selling costs	7% - 10%	7%
		Internal evaluation	Vacancy, collection loss, concessions adjustment	15%	15%
			Capitalization rate	7%	7%

	December 31, 2025
(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Input or Range	Weighted Average

Commercial and industrial loans	$2,955	Third party appraisal	Discount for market conditions	10% - 20%	18%
			Estimated selling costs	10%	10%
		Third party evaluation	Estimated selling costs	7%	7%

Commercial real estate loans	$23,006	Third party appraisal	Discount for market conditions	6% - 36%	24%
			Estimated selling costs	8% - 10%	10%
		Income approach	Vacancy, collection loss, concessions	15%	15%
			Capitalization rate	6%	6%

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Net (gain) loss: (1)
Commercial and industrial loans	$(86)	$—	$(165)	$—
Commercial real estate loans	23	—	(54)	—
Total	$(63)	$—	$(219)	$—
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

	June 30, 2026
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Input or Range	Weighted Average

Other real estate owned-commercial real estate	$1,512	Third party appraisal	Estimated selling costs	6%	6%

	December 31, 2025
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Input or Range	Weighted Average

Other real estate owned-commercial real estate	$1,675	Income approach	Estimated selling costs	10%	10%

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Losses due to write downs:
Other real estate owned-commercial real estate (1)	$—	$—	$163	$—
(1)Losses are included in other real estate owned related expense within noninterest expense on the consolidated income statements.
The following is a summary of the estimated fair value and carrying value of the Company’s financial instruments not recorded at fair value in the consolidated financial statements as of June 30, 2026 and December 31, 2025:

	June 30, 2026
		Fair Value
(in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$553,915	$553,915	$553,915	$—	$—
Securities held-to-maturity	1,286,813	1,120,088	—	1,117,088	3,000
Loan receivables, net	13,423,595	12,911,454	—	—	12,911,454
Mortgage servicing rights – multifamily and SBA	306	412	—	—	412
Liabilities:
Time deposits	$1,945,480	$1,933,009	$—	$1,933,009	$—
Borrowings	80,000	80,000	80,000	—	—
Long-term debt	130,420	141,114	—	86,399	54,715

	December 31, 2025
		Fair Value
(in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$1,029,983	$1,029,983	$1,029,983	$—	$—
Securities held-to-maturity	1,336,632	1,170,818	—	1,167,818	3,000
Loan receivables, net	14,023,617	13,665,520	—	—	13,665,520
Mortgage servicing rights – multifamily and SBA	27,737	28,276	—	—	28,276
Liabilities:
Time deposits	$2,784,608	$2,768,873	$—	$2,768,873	$—
Long-term debt	192,014	203,272	—	148,925	54,347
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
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$5,345	$5,217	$128	$5,967	$5,883	$84

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
The following is a summary of the revenue from contracts with customers in the scope of ASC 606 that is recognized within noninterest income:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Noninterest income in scope of ASC 606:
Service charges on deposit accounts	$6,027	$5,492	$12,070	$10,986
Trust fees and commissions	3,476	3,216	6,546	6,335
ATM network fee income	4,109	3,040	8,013	5,928
Noninterest income subject to ASC 606	13,612	11,748	26,629	23,249
Noninterest income not subject to ASC 606	10,184	7,877	18,187	11,357
Total noninterest income	$23,796	$19,625	$44,816	$34,606

NOTE 14–EARNINGS PER SHARE
The Company has two classes of common stock and, as such, applies the “two-class method” of computing earnings per share in accordance with ASC 260, “Earnings Per Share.” Earnings are allocated in the same manner as dividends would be distributed. The Company’s common shareholders are entitled to equally share in all dividends and distributions based on such shareholders’ pro rata ownership interest in the Company, except that each share of Class B common stock is treated as if such share had been converted into ten Class A Shares for purposes of calculating the economic rights of the Class B Shares, including upon liquidation of the Company or the declaration of dividends or distributions by the Company.
The following tables summarize the calculation of earnings per share under the two-class method:

	Quarter Ended June 30,
	2026			2025
(dollars in thousands, except per share amounts)	Class A common stock	Class B common stock	Consolidated	Class A common stock	Class B common stock	Consolidated

Net income			$57,701			$42,485
Basic:
Numerator
Allocation of distributed earnings (cash dividends declared)	$154,205	$7,801	$162,006	$—	$—	$—
Allocation of undistributed earnings (losses)	(99,301)	(5,004)	(104,305)	40,252	2,233	42,485
Allocation of distributed and undistributed earnings	$54,904	$2,797	$57,701	$40,252	$2,233	$42,485

Denominator
Basic weighted average common shares outstanding	221,148,246	1,114,448	222,262,694	200,893,223	1,114,448	202,007,671
Basic earnings per share (1)	$0.25	$2.51	$0.26	$0.20	$2.00	$0.21

Diluted:
Numerator
Allocation of distributed and undistributed earnings	$54,904	$2,797	$57,701	$40,252	$2,233	$42,485

Denominator
Basic weighted average common shares outstanding	221,148,246	1,114,448	222,262,694	200,893,223	1,114,448	202,007,671
Dilutive effect of unvested RSUs or PSUs (2)	190,098	—	190,098	59,420	—	59,420
Diluted weighted average common shares outstanding	221,338,344	1,114,448	222,452,792	200,952,643	1,114,448	202,067,091
Diluted earnings per share (1)	$0.25	$2.51	$0.26	$0.20	$2.00	$0.21
(1)Periods prior to September 2, 2025 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 3,301.0920 for Class A common stock and 330.1092 for Class B common stock.
(2)No RSUs or PSUs were antidilutive for the quarters ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026			2025
(dollars in thousands, except per share amounts)	Class A common stock	Class B common stock	Consolidated	Class A common stock	Class B common stock	Consolidated

Net income			$101,791			$86,276
Basic:
Numerator
Allocation of distributed earnings (cash dividends declared)	$242,315	$12,259	$254,574	$—	$—	$—
Allocation of undistributed earnings (losses)	(145,452)	(7,331)	(152,783)	81,741	4,535	86,276
Allocation of distributed and undistributed earnings	$96,863	$4,928	$101,791	$81,741	$4,535	$86,276

Denominator
Basic weighted average common shares outstanding	221,098,302	1,114,448	222,212,750	200,889,074	1,114,448	202,003,522
Basic earnings per share (1)	$0.44	$4.42	$0.46	$0.41	$4.07	$0.43

Diluted:
Numerator
Allocation of distributed and undistributed earnings	$96,863	$4,928	$101,791	$81,741	$4,535	$86,276

Denominator
Basic weighted average common shares outstanding	221,098,302	1,114,448	222,212,750	200,889,074	1,114,448	202,003,522
Dilutive effect of unvested RSUs or PSUs (2)	172,794	—	172,794	59,420	—	59,420
Diluted weighted average common shares outstanding	221,271,096	1,114,448	222,385,544	200,948,494	1,114,448	202,062,942
Diluted earnings per share (1)	$0.44	$4.42	$0.46	$0.41	$4.07	$0.43
(1)Periods prior to September 2, 2025 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 3,301.0920 for Class A common stock and 330.1092 for Class B common stock.
(2)No RSUs or PSUs were antidilutive for the six months ended June 30, 2026 and 2025.
NOTE 15–SHARE-BASED COMPENSATION PLANS
The 2025 Equity Plan, adopted by shareholders in August 2025, provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, PSUs, dividend equivalent awards and other awards. All share-based awards granted after the Merger date were issued under the 2025 Equity Plan. As of June 30, 2026, only RSUs and PSUs have been granted under the 2025 Equity Plan. Shares available for grant under the 2025 Equity Plan were 6,792,823 shares as of June 30, 2026.
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
Compensation expense on the accompanying consolidated income statements was $1.5 million and $1.2 million for the quarter ended June 30, 2026 and 2025 and $2.8 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively. The income tax benefit recognized in the consolidated income statements related to this expense was $393 thousand and $331 thousand for the quarter ended June 30, 2026 and 2025, and $654 thousand and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. The amount of unrecognized compensation expense related to all

RSUs and PSUs as of June 30, 2026 totaled $12.7 million. Such expense is expected to be recognized over a weighted average period of 2.33 years.
RSUs generally vest over a period of three to four years and PSUs vest over a period of three years with the fair market value of the awards determined at the grant date based on the Company’s stock price. The vesting date fair value of RSUs that vested was $2.7 million for the six months ended June 30, 2026.
The table below summarizes activity related to the Company’s outstanding RSUs and PSUs for the six months ended June 30, 2026.

	Number	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2025	1,553,634	$13.02
Granted	566,718	14.28
Dividends reinvested into shares	66,760	13.87
Cancelled or forfeited	(62,344)	14.00
Vested	(182,776)	13.71
Outstanding at June 30, 2026	1,941,992	$13.97
NOTE 16-SHAREHOLDERS’ EQUITY AND DIVIDENDS
Common Stock
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
Class A common stock: Our Class A common stock is listed on Nasdaq under the symbol “MCHB” and there were 220,311,021 shares outstanding at June 30, 2026, and 220,190,561 shares outstanding at December 31, 2025.
Class B common stock: Our Class B common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. There were 1,114,448 shares outstanding at June 30, 2026 and December 31, 2025.
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
Dividends
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
The following table presents a summary of dividends declared on common stock:

	Quarter Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(in thousands, except per share amounts)	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total

Class A common stock	$0.70	$154,205	$—	$—	$1.10	$242,315	$—	$—
Class B common stock	$7.00	7,801	$—	—	$11.00	12,259	$—	—
Total		$162,006		$—		$254,574		$—
NOTE 17–SUBSEQUENT EVENTS
In late July 2026, the Company completed a balance sheet restructuring by selling its remaining low-yielding AFS securities and reinvesting in MBS at current market rates. The Company sold AFS securities of $308.2 million, which resulted in approximately $24 million of after-tax losses in the third quarter. Management expects that the restructuring will improve the Company’s near-term net interest margin as the reinvestment yields are significantly higher than the yields on the securities that were sold.

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
Recent Developments
Presentation of Results - HomeStreet Bank Merger
On September 2, 2025, we completed the Merger of HomeStreet Bank, the wholly-owned subsidiary of Mechanics Bancorp (formerly known as “HomeStreet, Inc.”) with and into Mechanics Bank, with Mechanics Bank as the surviving bank. Mechanics Bank is the accounting acquirer (“legal acquiree”), HomeStreet Bank is the accounting acquiree and Mechanics Bancorp is the legal acquirer. In this Quarterly Report on Form 10-Q, our financial results for all periods ended prior to September 2, 2025 reflect Mechanics Bank’s results on a standalone basis until the closing of the Merger on September 2, 2025 and results of the combined company beginning September 2, 2025. The number of shares issued and outstanding, earnings per share, and all references to share quantities or metrics of Mechanics Bancorp have been retrospectively restated to reflect the equivalent number of shares issued in the Merger since the Merger was accounted for as a reverse acquisition. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger as of September 2, 2025 at their acquisition date fair values. The estimates of fair value were recorded based on initial valuations at the Merger date. These estimates are considered preliminary as of June 30, 2026, are subject to change for up to one year after the Merger date, and any changes could be material.
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
Asset Sale
As discussed in Note 1, “Summary of Significant Accounting Policies—Asset Sale,” on May 1, 2026, Mechanics Bank completed the previously announced sale of its DUS business line to Fifth Third.
Critical Accounting Estimates
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, these changes could have a material adverse effect on the carrying value of assets and liabilities and on our results of operations. As a result of the Merger, the Company updated critical accounting estimates. Management believes the ACL policy and estimate, the valuation of single family MSRs and business combinations estimates are important to the portrayal of the Company’s financial condition and results of operations and requires difficult, subjective, or complex judgments and, therefore, management considers them to be critical accounting estimates. There have been no material changes in the methodology of these estimates during the quarter and six months ended June 30, 2026.
Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report on Form 10-K.
Summary Financial Data

	Quarter Ended		Six Months Ended
(dollars in thousands, except per share amounts)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Select income statement data:
Net interest income	$177,172	$179,045	$356,217	$258,583
Provision (reversal of provision) for credit losses on loans	(904)	7,593	6,689	(3,395)
Provision (reversal of provision) for credit losses on unfunded lending commitments	(1,863)	174	(1,689)	(631)
Noninterest income	23,796	21,020	44,816	34,606
Noninterest expense	124,473	130,427	254,900	176,718
Income before income tax expense	79,262	61,871	141,133	120,497
Net income	57,701	44,090	101,791	86,276

Basic earnings per share:
Class A common stock	$0.25	$0.19	$0.44	$0.41
Class B common stock	$2.51	$1.91	$4.42	$4.07
Diluted earnings per share:
Class A common stock	$0.25	$0.19	$0.44	$0.41
Class B common stock	$2.51	$1.91	$4.42	$4.07
Basic weighted-average shares outstanding:
Class A common stock	221,148,246	221,047,803	221,098,302	200,889,074
Class B common stock	1,114,448	1,114,448	1,114,448	1,114,448
Diluted weighted-average shares outstanding:
Class A common stock	221,338,344	221,203,293	221,271,096	200,948,494
Class B common stock	1,114,448	1,114,448	1,114,448	1,114,448
Cash dividends declared per share:
Class A common stock	$0.70	$0.40	$1.10	$—
Class B common stock	$7.00	$4.00	$11.00	$—

Select performance ratios:
Return on average equity (1)	8.48%	6.25%	7.35%	7.37%
Return on average tangible equity (1),(2)	14.42%	11.07%	12.73%	12.28%
Return on average assets (1)	1.09%	0.82%	0.95%	1.06%
Efficiency ratio	61.9%	65.2%	63.6%	60.3%
Efficiency ratio (non-GAAP) (2)	58.4%	61.6%	60.0%	58.4%
Net interest margin (1)	3.62%	3.61%	3.61%	3.44%
(1)Ratios are annualized.
(2)Return on average tangible equity, efficiency ratio (excluding the impact of intangibles amortization), tangible book value per share, and tangible common equity ratio are non-GAAP financial measures. For a reconciliation of these measures to the comparable GAAP financial measure or the computation of the measure, see “Non-GAAP Financial Measures and Reconciliations.”

	As of
(dollars in thousands, except per share amounts)	June 30, 2026	December 31, 2025

Selected balance sheet data:
Loans held for sale	$5,345	$5,967
Loans held for investment	13,576,196	14,176,936
Allowance for credit losses on loans	(152,601)	(153,319)
Investment securities	5,452,623	5,379,535
Total assets	21,230,839	22,351,475
Deposits	18,089,437	19,024,997
Borrowings	80,000	—
Long-term debt	130,420	192,014
Total shareholders’ equity	2,689,931	2,862,375
Other data:
Book value per share	$12.15	$12.93
Tangible book value per share (2)	$7.56	$7.81
Common equity ratio	12.67%	12.81%
Tangible common equity ratio (2)	8.62%	8.48%
Loans to deposits ratio	75.05%	74.52%
Full time equivalent employees	1,756	1,921
Credit quality:
Nonaccrual loans	$48,557	$42,863
Nonperforming assets to total assets	0.28%	0.23%
ACL to total loans	1.12%	1.08%
ACL to nonaccrual loans	314.27%	357.70%
Nonaccrual loans to total loans	0.36%	0.30%
Nonperforming assets	$59,362	$51,796
Regulatory capital ratios:
Mechanics Bancorp:
Tier 1 leverage capital	8.71%	8.65%
Common equity Tier 1 capital	14.39%	14.09%
Tier 1 risk-based capital	14.39%	14.09%
Total risk based capital	16.70%	16.27%
Mechanics Bank:
Tier 1 leverage capital	9.38%	9.58%
Common equity Tier 1 capital	15.48%	15.59%
Tier 1 risk-based capital	15.48%	15.59%
Total risk based capital	16.74%	16.81%
(1)Ratios are annualized..
(2)Return on average tangible equity, efficiency ratio (excluding the impact of intangibles amortization), tangible book value per share, and tangible common equity ratio are non-GAAP financial measures. For a reconciliation of these measures to the comparable GAAP financial measure or the computation of the measure, see “Non-GAAP Financial Measures and Reconciliations.”

Management’s Overview of Financial Performance
Second Quarter of 2026 Compared to the First Quarter of 2026
General: Our net income and income before taxes were $57.7 million and $79.3 million, respectively, for the second quarter of 2026 as compared to net income and net income before taxes of $44.1 million and $61.9 million, respectively, for the first quarter of 2026. The $17.4 million increase in income before taxes compared to the first quarter of 2026 was due to a reversal of provision in the second quarter, which was primarily driven by the elimination of economic qualitative adjustments now that the Middle East conflict and corresponding economic impact are embedded in expected loss rate modeling, and a reduction in residential construction and HELOC unfunded commitments, offset by an increase in modeled loss rates for multifamily loans.

Income Taxes: Our effective tax rate during the second quarter of 2026 was 27.2% as compared to 28.7% in the first quarter of 2026 and our federal statutory rate was 21.0%. The effective tax rate decreased compared to the prior quarter as a result of a $1.7 million remeasurement of deferred tax assets in the first quarter.
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

	Quarter Ended
	June 30, 2026			March 31, 2026
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost (1)	Average Balance	Interest	Average Yield/Cost (1)

Assets:
Interest-earning assets:
Cash and cash equivalents	$459,729	$3,520	3.07%	$549,799	$4,162	3.07%
Investment securities	5,355,011	53,062	3.97%	5,425,705	53,074	3.97%
Loans (2)	13,694,264	178,170	5.22%	14,002,665	181,190	5.25%
FHLB stock and other investments	147,538	3,190	8.67%	146,776	3,510	9.70%
Total interest-earning assets	19,656,542	237,942	4.86%	20,124,945	241,936	4.88%
Noninterest-earning assets	1,661,711			1,697,660
Total assets	$21,318,253			$21,822,605
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$1,707,751	$1,839	0.43%	$1,804,524	$2,176	0.49%
Money market and savings	7,900,995	42,287	2.15%	7,740,958	39,060	2.05%
Certificates of deposit	2,036,264	12,418	2.45%	2,472,421	17,087	2.80%
Total	11,645,010	56,544	1.95%	12,017,903	58,323	1.97%
Borrowings:
Borrowings	114,121	1,055	3.71%	24,667	228	3.75%
Long-term debt	129,369	3,171	9.83%	170,987	4,340	10.29%
Total interest-bearing liabilities	11,888,500	60,770	2.05%	12,213,557	62,891	2.09%
Noninterest-bearing liabilities:
Demand deposits (3)	6,440,279			6,448,090
Other liabilities	260,515			300,464
Total liabilities	18,589,294			18,962,111
Shareholders’ equity	2,728,959			2,860,494
Total liabilities and shareholders’ equity	$21,318,253			$21,822,605
Net interest income		$177,172			$179,045
Net interest spread			2.81%			2.79%
Net interest margin			3.62%			3.61%
(1)Ratios are annualized.
(2)Includes loans held for sale.
(3)Cost of deposits, including noninterest-bearing deposits, was 1.25% and 1.28% for the quarters ended June 30, 2026 and March 31, 2026, respectively.
Net interest income in the second quarter of 2026 was $1.9 million lower than the first quarter of 2026 primarily as a result of a decrease in average interest earning assets of $468.4 million, partially offset by lower interest expense on certificates of deposit. Mechanics’ net interest margin increased from 3.61% to 3.62% primarily due to runoff of higher cost certificates of deposit.

Provision for Credit Losses: The reversal of provision for credit losses in the second quarter of 2026, which consists of the reversal of provision for loans and unfunded commitments, was $2.8 million, compared to a provision of $7.8 million for the first quarter of 2026. The reversal of provision for the second quarter was primarily driven by the elimination of economic qualitative adjustments now that the Middle East conflict and corresponding economic impact are embedded in expected loss rate modeling, and a reduction in residential construction and HELOC unfunded commitments, offset by an increase in modeled loss rates for multifamily loans.
Noninterest Income: The following table presents the components of noninterest income:

	Quarter Ended
(in thousands)	June 30, 2026	March 31, 2026

Noninterest income
Service charges on deposit accounts	$6,027	$6,043
Trust fees and commissions	3,476	3,070
ATM network fee income	4,109	3,904
Loan servicing income	1,582	1,927
Net gain on sales and calls of investment securities	31	52
Income from bank-owned life insurance	1,327	1,165
Other	7,244	4,859
Total noninterest income	$23,796	$21,020
Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	June 30, 2026	March 31, 2026

Single family servicing income, net:
Servicing fees and other	$2,830	$2,898
Changes in fair value of single family MSRs - other (1)	(1,482)	(1,442)
Net	1,348	1,456
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	646	702
Net gain (loss) from economic hedging (3)	(484)	(886)
Subtotal	162	(184)
Single family servicing income	1,510	1,272

Commercial loan servicing income:
Servicing fees and other	843	2,293
Amortization of capitalized MSRs	(771)	(1,638)
Subtotal	72	655
Total loan servicing income	$1,582	$1,927
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
Noninterest income in the second quarter of 2026 increased $2.8 million from the first quarter of 2026 primarily due to higher other noninterest income from the gain on sale of the Fannie Mae DUS business line and a mortgage servicing rights valuation adjustment.

Noninterest Expense: The following table presents the components of noninterest expense:

	Quarter Ended
(in thousands)	June 30, 2026	March 31, 2026

Noninterest expense
Salaries and employee benefits	$63,090	$68,550
Occupancy	11,851	12,429
Equipment	8,724	9,615
Professional services	7,435	6,071
FDIC assessments and regulatory fees	2,990	2,990
Amortization of intangible assets	7,207	7,222
Data processing	2,468	3,873
Loan related	3,616	3,506
Marketing and advertising	696	907
Other real estate owned related	47	384
Acquisition and integration costs	5,923	4,794
Other	10,426	10,086
Total noninterest expense	$124,473	$130,427
Noninterest expense decreased $6.0 million in the second quarter of 2026 compared to the first quarter of 2026, primarily due to lower salaries and employee benefits expense from a decrease in headcount as a result of integration following the Merger.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
General: Our net income and income before taxes were $101.8 million and $141.1 million, respectively, for the six months ended June 30, 2026 as compared to net income and net income before taxes of $86.3 million and $120.5 million, respectively, for the six months ended June 30, 2025. The $20.6 million increase in income before taxes compared to the six months ended June 30, 2025 was primarily due to an increase in net interest income and noninterest income from the Merger. The increases were partially offset by an increase in provision for credit losses and increases in noninterest expense from the Merger.
Income Taxes: Our effective tax rate for the six months ended June 30, 2026 was 27.9% as compared to 28.4% for the six months ended June 30, 2025 and our federal statutory rate was 21.0%. The effective tax rate decreased compared to the six months ended June 30, 2025 as a result of a lower state tax rate due to more taxable income being apportioned to states with lower tax rates and an increase in tax exempt investments and loans, both a result of the Merger. These were partially offset by the $1.7 million remeasurement of deferred tax assets in the current year.

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

	Six Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost (1)	Average Balance	Interest	Average Yield/Cost (1)

Assets:
Interest-earning assets:
Cash and cash equivalents	$504,515	$7,681	3.07%	$1,064,256	$21,856	4.14%
Investment securities	5,390,163	106,136	3.97%	4,561,015	89,598	3.96%
Loans (2)	13,847,613	359,360	5.23%	9,414,385	237,908	5.10%
FHLB stock and other investments	147,159	6,701	9.18%	102,355	2,376	4.68%
Total interest-earning assets	19,889,450	479,878	4.87%	15,142,011	351,738	4.68%
Noninterest-earning assets	1,679,586			1,297,427
Total assets	$21,569,036			$16,439,438
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$1,755,870	$4,015	0.46%	$1,373,563	$2,344	0.34%
Money market and savings	7,821,419	81,347	2.10%	6,142,341	79,096	2.60%
Certificates of deposit	2,253,137	29,505	2.64%	949,911	11,715	2.49%
Total	11,830,426	114,867	1.96%	8,465,815	93,155	2.22%
Borrowings:
Borrowings	69,641	1,283	3.71%	7	—	4.61%
Long-term debt	150,064	7,511	10.09%	—	—	—%
Total interest-bearing liabilities	12,050,131	123,661	2.07%	8,465,822	93,155	2.22%
Noninterest-bearing liabilities:
Demand deposits (3)	6,444,163			5,398,473
Other liabilities	280,379			215,532
Total liabilities	18,774,673			14,079,827
Shareholders’ equity	2,794,363			2,359,611
Total liabilities and shareholders’ equity	$21,569,036			$16,439,438
Net interest income		$356,217			$258,583
Net interest spread			2.80%			2.47%
Net interest margin			3.61%			3.44%
(1)Ratios are annualized.
(2)Includes loans held for sale.
(3)Cost of deposits, including noninterest-bearing deposits, was 1.27% and 1.35% for the six months ended June 30, 2026 and 2025, respectively.
Net interest income for the six months ended June 30, 2026 increased $97.6 million as compared to the six months ended June 30, 2025 due primarily to an increase of $4.7 billion in average interest-earning assets, as well as an increase in net interest margin from 3.44% in the six months ended June 30, 2025 to 3.61% in the six months ended June 30, 2026 as a result of the Merger.
Provision for Credit Losses: The provision for credit losses was $5.0 million for the six months ended June 30, 2026, compared to a reversal of provision of $4.0 million for the six months ended June 30, 2025. The increase in provision for the six months ended June 30, 2026 was driven primarily by an increase in modeled loss rates for multifamily loans during 2026, offset slightly by downward qualitative adjustments and lower balances. The increase in provision was partially offset by a reduction in the unfunded commitments reserve.

Noninterest Income: The following table presents the components of noninterest income:

	Six Months Ended June 30,
(in thousands)	2026	2025

Noninterest income
Service charges on deposit accounts	$12,070	$10,986
Trust fees and commissions	6,546	6,335
ATM network fee income	8,013	5,928
Loan servicing income	3,509	345
Net gain on sales and calls of investment securities	83	4,137
Income from bank-owned life insurance	2,492	1,029
Other	12,103	5,846
Total noninterest income	$44,816	$34,606
Loan servicing income, a component of noninterest income, consisted of the following:

	Six Months Ended June 30,
(in thousands)	2026	2025

Single family servicing income, net:
Servicing fees and other	$5,728	$270
Changes in fair value of single family MSRs - other (1)	(2,924)	—
Net	2,804	270
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	1,348	—
Net gain (loss) from economic hedging (3)	(1,370)	—
Subtotal	(22)	—
Single family servicing income	2,782	270

Commercial loan servicing income:
Servicing fees and other	3,136	75
Amortization of capitalized MSRs	(2,409)	—
Subtotal	727	75
Total loan servicing income	$3,509	$345
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
Noninterest income for the six months ended June 30, 2026 increased $10.2 million from the six months ended June 30, 2025 primarily due to higher loan servicing income, ATM network fee income and other noninterest income, which were all driven by the Merger. In addition, the increase in other noninterest income resulted from the gain on sale of the DUS business line and a mortgage servicing rights valuation adjustment. The increases in noninterest income were partially offset by lower gain on sales and calls of investment securities.

Noninterest Expense consisted of the following:

	Six Months Ended June 30,
(in thousands)	2026	2025

Noninterest expense
Salaries and employee benefits	$131,640	$96,585
Occupancy	24,280	16,309
Equipment	18,339	12,157
Professional services	13,506	10,823
FDIC assessments and regulatory fees	5,980	4,426
Amortization of intangible assets	14,429	5,404
Data processing	6,341	3,550
Loan related	7,122	4,797
Marketing and advertising	1,603	1,328
Other real estate owned related	431	2,788
Acquisition and integration costs	10,717	5,989
Other	20,512	12,562
Total noninterest expense	$254,900	$176,718
Noninterest expense increased $78.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to higher salaries and employee benefits expense, occupancy costs, equipment expense, amortization of intangibles and acquisition and integration related costs from the Merger.
Financial Condition June 30, 2026 compared to December 31, 2025
During the six months ended June 30, 2026, total assets decreased $1.1 billion, total liabilities decreased $948.2 million and shareholders’ equity decreased $172.4 million.
Investment Securities
Trading securities totaled $46.6 million and $49.5 million at June 30, 2026 and December 31, 2025, respectively. Securities available-for-sale increased by $125.8 million during the six months ended June 30, 2026 to $4.1 billion at June 30, 2026, primarily due to purchases of agency MBS, partially offset by paydowns and declines in fair values. Securities held-to-maturity decreased by $49.8 million in the six months ended June 30, 2026, due to paydowns, and totaled $1.3 billion at June 30, 2026.
Loans
Total loans at June 30, 2026 were $13.6 billion, a decrease of $600.7 million from $14.2 billion at December 31, 2025, due primarily to loan repayments, partially offset by originations.
Deposits
Total deposits decreased by $935.6 million during the six months ended June 30, 2026 to $18.1 billion at June 30, 2026, due primarily to certificates of deposit runoff, as well as seasonal outflows in noninterest-bearing demand deposits.
Noninterest-bearing demand deposits totaled $6.4 billion and represented 35% of total deposits at June 30, 2026, compared to $6.7 billion, or 35% of total deposits, at December 31, 2025.
Insured deposits of $10.3 billion represented 57% of total deposits at June 30, 2026, compared to insured deposits of $12.2 billion, or 64% of total deposits at December 31, 2025.
Borrowings and Long-Term Debt
Total borrowings were $80.0 million at June 30, 2026, compared to zero at December 31, 2025. The increase in the six months ended June 30, 2026 was due to short-term Federal Reserve Discount Window borrowings during the second quarter.

Total long-term debt was $130.4 million at June 30, 2026, compared to $192.0 million at December 31, 2025. The decrease in the six months ended June 30, 2026 was due to the redemption of the $65.0 million Senior Notes on March 1, 2026.
Equity
During the six months ended June 30, 2026, total shareholders’ equity decreased by $172.4 million to $2.7 billion and tangible common equity (1) decreased by $57.9 million to $1.7 billion at June 30, 2026. The decrease in total shareholders’ equity for the six months ended June 30, 2026 primarily resulted from a net decrease in retained earnings in the six months ended June 30, 2026 from net income, less dividends paid to common shareholders, and a decrease in accumulated other comprehensive income due to changes in fair value of securities available-for-sale. Tangible common equity decreased less than total shareholders equity due to the reduction in intangibles from the sale of the DUS business line, which offset the decrease in total shareholders’ equity.
At June 30, 2026, book value per common share decreased to $12.15, compared to $12.93 at December 31, 2025. At June 30, 2026, tangible book value per common share (1) decreased to $7.56, compared to $7.81 at December 31, 2025. The decrease in book value per common share and tangible book value per common share for the six months ended June 30, 2026 primarily resulted from a net decrease in retained earnings and a decrease in accumulated other comprehensive income. For tangible book value per share, these decreases were partially offset by a reduction in intangibles.
(1)    Tangible common equity and tangible book value per share are non-GAAP financial measures. For a reconciliation of these measures to the comparable GAAP financial measure or the computation of the measure, see “Non-GAAP Financial Measures and Reconciliations.”
Debt Securities
Debt securities AFS and HTM are as follows:

	June 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$453,017	$462,720	$458,290	$471,159
Mortgage-backed securities - residential	3,016,269	3,001,195	2,871,733	2,884,289
Mortgage-backed securities - commercial	364,721	352,604	381,934	371,806
Collateralized loan obligations	230,500	230,582	188,500	188,316
Corporate bonds	45,243	45,383	51,828	49,915
U.S. Treasury securities	20,674	20,424	20,623	20,669
Agency debentures	6,433	6,307	7,243	7,231
Total securities available-for-sale	4,136,857	4,119,215	3,980,151	3,993,385

Securities held-to-maturity
Obligations of states and political subdivisions	13,030	13,524	12,902	13,441
Mortgage-backed securities - residential	962,717	828,324	1,012,716	877,722
Mortgage-backed securities - commercial	311,066	278,240	311,014	279,655
Total securities held-to-maturity	1,286,813	1,120,088	1,336,632	1,170,818
Total AFS and HTM debt securities	$5,423,670	$5,239,303	$5,316,783	$5,164,203
In addition to AFS and HTM securities, the Company held $46.6 million and $49.5 million of trading securities at June 30, 2026 and December 31, 2025, respectively, consisting of U.S. Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and reported as trading securities on the consolidated balance sheets.

The fair value of available-for-sale securities and the amortized cost of held-to-maturity debt securities are shown by contractual maturities and weighted average yields in the following table:

	June 30, 2026
	One Year Or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(dollars in thousands)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)

Securities available-for-sale
Obligations of states and political subdivisions	$3,386	3.77%	$44,415	3.81%	$131,205	3.83%	$283,714	4.35%	$462,720	4.14%
Mortgage-backed securities - residential	242	1.98%	10,371	2.15%	21,687	2.28%	2,968,895	5.00%	3,001,195	4.97%
Mortgage-backed securities - commercial	5,247	3.41%	199,870	2.78%	133,373	4.74%	14,114	3.15%	352,604	3.52%
Collateralized loan obligations	—	—%	—	—%	—	—%	230,582	5.12%	230,582	5.12%
Corporate bonds	—	—%	12,490	12.47%	32,893	5.18%	—	—%	45,383	7.29%
U.S. Treasury securities	—	—%	20,424	3.60%	—	—%	—	—%	20,424	3.60%
Agency debentures	—	—%	1,105	3.58%	3,092	4.21%	2,110	4.60%	6,307	4.23%
Total securities available-for-sale	8,875	3.51%	288,675	3.36%	322,250	4.11%	3,499,415	4.90%	4,119,215	4.77%
Securities held-to-maturity
Obligations of states and political subdivisions	3,500	0.73%	3,113	4.09%	4,751	4.34%	1,666	8.18%	13,030	3.80%
Mortgage-backed securities - residential	—	—%	50	2.50%	—	—%	962,667	1.79%	962,717	1.79%
Mortgage-backed securities - commercial	—	—%	189,144	1.76%	121,922	1.83%	—	—%	311,066	1.79%
Total securities held-to-maturity	3,500	0.73%	192,307	1.13%	126,673	0.77%	964,333	1.80%	1,286,813	1.81%
Total AFS and HTM debt securities	$12,375	2.72%	$480,982	2.82%	$448,923	3.61%	$4,463,748	4.27%	$5,406,028	4.07%
(1)Weighted-average yields are calculated based on the contractual coupon, including amortization of premiums and accretion of discounts, weighted by amortized cost.

Loans
The composition of our LHFI portfolio is as follows:

(in thousands)	June 30, 2026	December 31, 2025

Commercial and industrial	$439,814	$482,170
Commercial real estate
Multifamily	5,223,356	5,355,252
Non-owner occupied	1,614,883	1,740,277
Owner occupied	512,474	689,079
Construction and land development	360,668	493,992
Residential real estate	4,107,867	3,970,803
Auto	510,232	791,012
Other consumer	806,902	654,351
Total LHFI	13,576,196	14,176,936
ACL	(152,601)	(153,319)
Total LHFI less ACL	$13,423,595	$14,023,617
The following table shows the contractual maturity of our loan portfolio by loan type:

	June 30, 2026
						Loans due after one year by rate characteristic
(in thousands)	Within one year	Due after one year through five years	Due after five through fifteen years	Due after fifteen years	Total	Fixed-rate	Adjustable-rate

Commercial and industrial	$194,636	$116,032	$117,421	$11,725	$439,814	$183,391	$61,787
Commercial real estate
Multifamily	33,180	169,529	3,034,395	1,986,252	5,223,356	204,310	4,985,866
Non-owner occupied	422,115	551,403	641,365	—	1,614,883	777,192	415,576
Owner occupied	35,221	198,125	226,252	52,876	512,474	374,404	102,849
Construction and land	261,200	65,415	10,222	23,831	360,668	30,180	69,288
Residential real estate	2,230	23,819	183,710	3,898,108	4,107,867	2,000,987	2,104,650
Auto	61,653	448,553	26	—	510,232	448,579	—
Other consumer	767,828	12,698	19,084	7,292	806,902	37,945	1,129
Total LHFI	$1,778,063	$1,585,574	$4,232,475	$5,980,084	$13,576,196	$4,056,988	$7,741,145

The following table shows the activity in loan balances:

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025

Loans - beginning of period	$14,176,936	$9,643,497
Originations and advances	1,330,456	749,021
Purchases	6,617	42,617
Loans sold	(7,600)	—
Payoffs, paydowns and other	(1,916,700)	(1,173,135)
Charge-offs	(13,513)	(22,166)
Loans - end of period	$13,576,196	$9,239,834

The following table shows loan originations and advances:

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025

Commercial and industrial	$247,518	$150,567
Commercial real estate
Multifamily	92,339	77,334
Non-owner occupied	12,342	7,018
Owner occupied	8,187	16,675
Construction and land development	174,880	48,186
Residential real estate	436,035	253,268
Other consumer	359,155	195,973
Total	$1,330,456	$749,021
Credit Risk Management: Delinquent Loans, Nonperforming Assets and Provision for Credit Losses
Asset Quality Information and Ratios

(dollars in thousands)	June 30, 2026	December 31, 2025

Delinquent loans held for investment:
30-89 days past due	$54,529	$58,459
90+ days past due	40,888	34,686
Total delinquent loans	$95,417	$93,145
Total delinquent loans to loans held for investment	0.70%	0.66%

Nonperforming assets:
Nonaccrual loans	$48,557	$42,863
90+ days past due and accruing	6,543	3,943
Total nonperforming loans	55,100	46,806
Foreclosed assets	4,262	4,990
Total nonperforming assets	$59,362	$51,796

Allowance for credit losses on loans	$152,601	$153,319
Allowance for credit losses on loans to total loans held for investment	1.12%	1.08%
Allowance for credit losses on loans to nonaccrual loans	314.27%	357.70%
Nonaccrual loans to total loans held for investment	0.36%	0.30%
Nonperforming assets to total assets	0.28%	0.23%

At June 30, 2026, total delinquent loans were $95.4 million, compared to $93.1 million at December 31, 2025. The increase was primarily due to two matured commercial real estate loans that became past due during the second quarter and were in process of refinance or extension as of June 30, 2026, partially offset by improvement in auto loan portfolio delinquencies. Total delinquent loans as a percentage of total loans increased to 0.70% at June 30, 2026, as compared to 0.66% at December 31, 2025.
At June 30, 2026, nonperforming assets were $59.4 million, compared to $51.8 million at December 31, 2025. The increase was primarily due to additional single family, home equity and commercial real estate nonperforming loans. Nonperforming assets as a percentage of total assets increased to 0.28% at June 30, 2026, as compared to 0.23% at December 31, 2025.

Delinquent, nonaccrual and current loans by loan type consisted of the following:

	June 30, 2026
	Past Due and Still Accruing
(dollars in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual	Current	Total loans

Commercial and industrial	$679	$89	$—	$10,758	$11,526	$428,288	$439,814
Commercial real estate
Multifamily	—	3,685	—	1,725	5,410	5,217,946	5,223,356
Non-owner occupied	7,666	12,759	—	4,425	24,850	1,590,033	1,614,883
Owner occupied	448	—	—	694	1,142	511,332	512,474
Construction and land development	389	—	—	15,564	15,953	344,715	360,668
Residential real estate	1,170	5,634	6,543	12,161	25,508	4,082,359	4,107,867
Auto	14,972	3,655	—	3,212	21,839	488,393	510,232
Other consumer	234	165	—	18	417	806,485	806,902
Total loans	$25,558	$25,987	$6,543	$48,557	$106,645	$13,469,551	$13,576,196
%	0.19%	0.19%	0.05%	0.36%	0.79%	99.21%	100.00%

	December 31, 2025
	Past Due and Still Accruing
(dollars in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual	Current	Total loans

Commercial and industrial	$3,276	$315	$—	$11,196	$14,787	$467,383	$482,170
Commercial real estate
Multifamily	—	—	—	3,387	3,387	5,351,865	5,355,252
Non-owner occupied	50	—	—	12,539	12,589	1,727,688	1,740,277
Owner occupied	—	176	—	1,870	2,046	687,033	689,079
Construction and land development	—	—	—	2,962	2,962	491,030	493,992
Residential real estate	13,293	4,558	3,943	6,765	28,559	3,942,244	3,970,803
Auto	25,895	6,547	—	4,143	36,585	754,427	791,012
Other consumer	289	149	—	1	439	653,912	654,351
Total loans	$42,803	$11,745	$3,943	$42,863	$101,354	$14,075,582	$14,176,936
%	0.30%	0.08%	0.03%	0.30%	0.71%	99.29%	100.00%
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
The following table presents the amount of allowance for credit losses on loans by product type, as well as the percentage of each respective portfolio's loan balance to total loans:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Loan balance % to total loans	Balance	Loan balance % to total loans

Commercial and industrial	$10,150	3.2%	$8,417	3.4%
Commercial real estate	124,277	56.8%	114,326	58.4%
Residential real estate	7,759	30.3%	13,294	28.0%
Auto	8,420	3.8%	15,003	5.6%
Other consumer	1,995	5.9%	2,279	4.6%
Total ACL	$152,601	100.0%	$153,319	100.0%

As of June 30, 2026, the expected loss rates increased when compared to December 31, 2025 due to higher forecasted product risk metrics in certain geographically concentrated areas, partially offset by runoff of the auto, non-owner occupied commercial real estate, and construction and land development portfolios.
The following table presents net charge-offs for the loan portfolio for the dates indicated:

	Quarter Ended June 30,
	2026			2025
(dollars in thousands)	Net loan charge-offs (recoveries)	Average balance	Net loan charge-offs to average loans (1)	Net loan charge-offs (recoveries)	Average balance	Net loan charge-offs to average loans (1)

Commercial and industrial	$(130)	$455,887	(0.11)%	$(148)	$335,106	(0.18)%
Commercial real estate	(17)	7,851,655	0.00%	—	4,872,941	0.00%
Residential real estate	(6)	4,045,480	0.00%	—	2,385,184	0.00%
Auto	3,071	572,653	2.15%	7,287	1,251,396	2.34%
Other consumer	373	758,567	0.20%	399	492,646	0.32%
Total	$3,291	$13,684,242	0.10%	$7,538	$9,337,273	0.32%

	Six Months Ended June 30,
	2026			2025
(dollars in thousands)	Net loan charge-offs (recoveries)	Average balance	Net loan charge-offs to average loans (1)	Net loan charge-offs (recoveries)	Average balance	Net loan charge-offs to average loans (1)

Commercial and industrial	$(165)	$463,611	(0.07)%	$(34)	$355,243	(0.02)%
Commercial real estate	(128)	7,990,997	0.00%	—	4,883,054	0.00%
Residential real estate	(359)	4,016,620	(0.02)%	—	2,343,933	0.00%
Auto	7,193	643,275	2.25%	16,005	1,364,924	2.36%
Other consumer	866	720,414	0.24%	858	466,579	0.37%
Total	$7,407	$13,834,917	0.11%	$16,829	$9,413,733	0.36%
(1)    Ratios are annualized.

Deposits
Deposit balances and weighted average rates were as follows for the periods indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Deposits by product:
Noninterest-bearing demand deposits	$6,420,746	—%	$6,744,082	—%
Interest-bearing:
Interest-bearing demand deposits	1,671,232	0.48%	1,878,468	0.75%
Savings	1,328,503	0.02%	1,367,475	0.03%
Money market	6,723,476	2.62%	6,250,364	2.41%
Certificates of deposit	1,945,480	2.39%	2,784,608	3.01%
Total interest-bearing deposits	11,668,691	1.98%	12,280,915	2.00%
Total deposits	$18,089,437	1.28%	$19,024,997	1.29%

Uninsured deposits	$7,764,651		$6,825,674
The following table presents the schedule of maturities of certificates of deposit as of June 30, 2026:

(in thousands)	Three Months or Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total

Time deposits of $250 thousand or less	$684,709	$421,375	$321,671	$40,714	$1,468,469
Time deposits greater than $250 thousand	230,403	146,262	94,381	5,965	477,011
Total	$915,112	$567,637	$416,052	$46,679	$1,945,480
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
At June 30, 2026, Mechanics had available borrowing capacity of $5.9 billion from the FHLB, $4.4 billion from the Federal Reserve and $5.0 billion under borrowing lines established with other financial institutions. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity will be sufficient to meet our liquidity needs for at least the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our liquidity needs during or beyond the next 12 months.

Cash Flows
For the six months ended June 30, 2026, cash and cash equivalents decreased by $476.1 million compared to an increase of $1.1 billion during the six months ended June 30, 2025. As a banking institution, Mechanics has extensive access to liquidity. Mechanics manages its cash positions to conservative minimum cash buffer levels and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.
Cash flows from operating activities
Mechanics’ operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2026, net cash of $64.2 million was provided by operating activities from ongoing bank operations, compared to $63.7 million provided by operating activities in the six months ended June 30, 2025.
Cash flows from investing activities
Mechanics’ investing activities are primarily related to investment securities and LHFI. For the six months ended June 30, 2026, net cash of $634.6 million was provided by investing activities primarily from AFS investment security maturities and calls, net loan originations and principal collections, and proceeds from the sale of the DUS business line, partially offset by AFS investment security purchases. For the six months ended June 30, 2025, net cash of $988.5 million was provided by investing activities primarily from AFS investment security sales, maturities and calls and net loan originations and principal collections, partially offset by AFS investment security purchases.
Cash flows from financing activities
Mechanics’ financing activities are primarily related to deposits, net proceeds or repayments from borrowings and equity transactions. For the six months ended June 30, 2026, net cash of $1.2 billion was used by financing activities, due to a decrease in deposits, repayment of Senior Notes and dividends paid, partially offset by proceeds from short-term borrowings. For the six months ended June 30, 2025, net cash of $27.1 million was provided by financing activities due to an increase in deposits.
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
These commitments include the following:

(in thousands)	June 30, 2026	December 31, 2025

Unused consumer portfolio lines	$1,717,556	$1,423,770
Commercial portfolio lines (1)	683,288	767,162
Commitments to fund loans	13,125	11,830
Total	$2,413,969	$2,202,762
Standby letters of credit	$26,648	$17,257
(1)Within the commercial portfolio lines, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments were $307.9 million and $361.4 million at June 30, 2026 and December 31, 2025, respectively.

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
The following tables present the regulatory capital amounts and ratios (inclusive of the capital 2.5% conservation buffer, where applicable) for Mechanics Bancorp and Mechanics Bank as of the dates indicated:

	At June 30, 2026
	Actual		For Minimum Capital Adequacy Purposes (including Capital Conservation Buffer)		To Be Categorized As “Well Capitalized”
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Mechanics Bancorp
Tier 1 leverage capital (to average assets)	$1,778,353	8.71%	$816,360	4.0%	n/a	n/a
Common equity Tier 1 capital (to risk-weighted assets)	1,778,353	14.39%	864,849	7.0%	n/a	n/a
Tier 1 risk-based capital (to risk-weighted assets)	1,778,353	14.39%	1,050,174	8.5%	n/a	n/a
Total risk-based capital (to risk-weighted assets)	2,063,255	16.70%	1,297,274	10.5%	n/a	n/a

Mechanics Bank
Tier 1 leverage capital (to average assets)	$1,915,024	9.38%	$816,835	4.0%	$1,021,044	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	1,915,024	15.48%	865,698	7.0%	803,863	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	1,915,024	15.48%	1,051,205	8.5%	989,369	8.0%
Total risk-based capital (to risk-weighted assets)	2,069,655	16.74%	1,298,547	10.5%	1,236,712	10.0%

	At December 31, 2025
	Actual		For Minimum Capital Adequacy Purposes (including Capital Conservation Buffer)		To Be Categorized As “Well Capitalized”
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Mechanics Bancorp
Tier 1 leverage capital (to average assets)	$1,854,132	8.65%	$857,147	4.0%	n/a	n/a
Common equity Tier 1 capital (to risk-weighted assets)	1,854,132	14.09%	921,471	7.0%	n/a	n/a
Tier 1 risk-based capital (to risk-weighted assets)	1,854,132	14.09%	1,118,929	8.5%	n/a	n/a
Total risk-based capital (to risk-weighted assets)	2,141,745	16.27%	1,382,207	10.5%	n/a	n/a
Mechanics Bank
Tier 1 leverage capital (to average assets)	$2,054,349	9.58%	$857,560	4.0%	$1,071,950	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	2,054,349	15.59%	922,177	7.0%	856,307	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	2,054,349	15.59%	1,119,786	8.5%	1,053,917	8.0%
Total risk-based capital (to risk-weighted assets)	2,214,783	16.81%	1,383,266	10.5%	1,317,396	10.0%
As of the dates set forth in the above tables, Mechanics Bancorp exceeded the minimum required capital ratios applicable to it and Mechanics Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, Mechanics Bancorp and Mechanics Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of 2.5% in addition to the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. Mechanics maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At June 30, 2026, the capital conservation buffers for Mechanics Bancorp and Mechanics Bank were 8.39% and 8.74%, respectively.
The Company paid cash dividends of $0.70 per share for Class A shareholders and $7.00 per share for Class B shareholders in the second quarter of 2026 and paid cash dividends of $1.10 per share for Class A shareholders and $11.00 per share for Class B shareholders for the six months ended June 30, 2026. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions. For additional information on the Company’s dividends, refer to Note 16, “Shareholders’ Equity and Dividends.”
We had no material commitments for capital expenditures as of June 30, 2026.
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
The following table presents the calculations of our non-GAAP financial measures.

(dollars in thousands, except per share amounts)		Quarter Ended		Six Months Ended
Return on Average Equity and Return on Average Tangible Equity	Ref.	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025

Net income	(a)	$57,701	$44,090	$101,791	$86,276
Add: intangibles amortization, net of tax (1)		5,243	5,254	10,497	3,864
Net income, excluding the impact of intangible amortization, net of tax	(b)	$62,944	$49,344	$112,288	$90,140

Average shareholders’ equity	(c)	$2,728,959	$2,860,494	$2,794,363	$2,359,611
Less: average goodwill and other intangible assets		978,184	1,052,479	1,015,126	879,494
Average tangible shareholders’ equity	(d)	$1,750,775	$1,808,015	$1,779,237	$1,480,117

Return on average equity (2)	(a) / (c)	8.48%	6.25%	7.35%	7.37%
Return on average tangible equity (non-GAAP) (2)	(b) / (d)	14.42%	11.07%	12.73%	12.28%

		Quarter Ended		Six Months Ended
Efficiency Ratio	Ref.	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025

Noninterest expense	(e)	$124,473	$130,427	$254,900	$176,718
Less: intangibles amortization		7,207	7,222	14,429	5,404
Noninterest expense, excluding the impact of intangible amortization	(f)	$117,266	$123,205	$240,471	$171,314
Net interest income	(g)	$177,172	$179,045	$356,217	$258,583
Noninterest income	(h)	$23,796	$21,020	$44,816	$34,606
Efficiency ratio	(e) / (g+h)	61.9%	65.2%	63.6%	60.3%
Efficiency ratio (non-GAAP)	(f) / (g+h)	58.4%	61.6%	60.0%	58.4%

(dollars in thousands, except per share amounts)		As of
Book Value per Share and Tangible Book Value per Share	Ref.	June 30, 2026	December 31, 2025

Total shareholders’ equity	(i)	$2,689,931	$2,862,375
Less: goodwill and other intangible assets		941,211	1,055,796
Total tangible shareholders’ equity	(j)	$1,748,720	$1,806,579

Common shares outstanding - Class A and B	(k)	221,425,469	221,305,009

Common shares outstanding - Class A		220,311,021	220,190,561
Common shares outstanding - Class B adjusted		11,144,480	11,144,480
Common shares outstanding at period end - adjusted (3)	(l)	231,455,501	231,335,041

Book value per share	(i) / (k)	$12.15	$12.93
Tangible book value per share (non-GAAP)	(j) / (l)	$7.56	$7.81

		As of
Common Equity Ratio and Tangible Common Equity Ratio	Ref.	June 30, 2026	December 31, 2025

Total shareholders’ equity	(m)	$2,689,931	$2,862,375
Less: goodwill and other intangible assets		941,211	1,055,796
Total tangible shareholders’ equity	(n)	$1,748,720	$1,806,579

Total assets	(o)	$21,230,839	$22,351,475
Less: goodwill and other intangible assets		941,211	1,055,796
Total tangible assets	(p)	$20,289,628	$21,295,679

Common equity ratio	(m) / (o)	12.67%	12.81%
Tangible common equity ratio (non-GAAP)	(n) / (p)	8.62%	8.48%
(1)Estimated statutory tax rate of 27.25% for the quarters ended June 30, 2026 and March 31, 2026, and 27.25% and 28.50% for the six months ended June 30, 2026 and 2025, respectively.
(2)Ratios are annualized.
(3)Includes 11,144,480 Class A Shares issuable upon the conversion of 1,114,448 Class B Shares outstanding. Class B Shares also are treated as if such share had been converted into ten Class A Shares for purposes of calculating the economic rights of the Class B Shares, including upon liquidation of the Company or the declaration of dividends or distributions by the Company.

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

The following table presents sensitivity gaps for these different intervals:

	At June 30, 2026
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Total

Interest-earning assets:
Cash & cash equivalents	$553,915	$—	$—	$—	$—	$—	$—	$553,915
Investment securities (1)	873,104	138,097	244,217	930,487	1,021,792	2,008,533	236,393	5,452,623
Loans held for sale	5,345	—	—	—	—	—	—	5,345
Loan receivables (1)	2,669,852	796,793	1,398,040	3,943,567	1,950,076	2,339,192	478,676	13,576,196
FHLB stock and other investments	—	—	—	—	—	—	147,919	147,919
Total rate sensitive assets	$4,102,216	$934,890	$1,642,257	$4,874,054	$2,971,868	$4,347,725	$862,988	$19,735,998
Interest-bearing liabilities:
Demand deposits (2), (3)	$404,538	$—	$—	$—	$—	$7,687,440	$—	$8,091,978
Savings (2)	1,442	—	—	—	—	1,327,061	—	1,328,503
Money market accounts (2)	6,070,548	—	—	—	—	652,928	—	6,723,476
Certificates of deposit	868,204	535,349	495,248	38,534	7,158	946	41	1,945,480
Borrowings (4)	80,000	—	—	—	—	—	—	80,000
Long-term debt (4)	48,527	—	81,893	—	—	—	—	130,420
Total rate sensitive liabilities	$7,473,259	$535,349	$577,141	$38,534	$7,158	$9,668,375	$41	$18,299,857
Interest sensitivity gap	(3,371,043)	399,541	1,065,116	4,835,520	2,964,710	(5,320,650)	862,947
Cumulative interest sensitivity gap	$(3,371,043)	$(2,971,502)	$(1,906,386)	$2,929,134	$5,893,844	$573,194	$1,436,141

Cumulative ratio of interest-earning assets to interest-bearing liabilities	55%	63%	78%	134%	168%	103%	108%
Ratio of interest sensitivity gap to total assets	(16)%	2%	5%	23%	14%	(25)%	4%
Ratio of cumulative gap to total assets	(16)%	(14)%	(9)%	14%	28%	3%	7%

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
The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of June 30, 2026 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and parallel shift in market interest rates and no change in the composition or size of the balance sheet.

	At June 30, 2026
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)

-300	(0.6)%	(0.6)%
-200	0.3%	1.9%
-100	0.5%	2.0%
+100	(1.2)%	(6.3)%
+200	(2.7)%	(14.8)%
+300	(4.5)%	(23.5)%
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
Current Banking Environment
Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the higher interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. Reliance on secondary funding sources could increase the Company’s overall cost of funding and reduce net interest income. As of June 30, 2026, the Company had available liquidity of $15.9 billion, which is equal to 88% of its total deposits and the level of uninsured deposits was 43% of total deposits. The Company believes it has sufficient liquidity to meet its current needs.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Merger, which was completed on September 2, 2025, has had a material impact on the financial position, results of operations, and cash flows of the combined company from the date of acquisition through June 30, 2026. The business combination also resulted in material changes in the combined company's internal control over financial reporting. The Company is in the process of designing and integrating policies, processes, operations, technology, and other components of internal control over financial reporting of the combined company. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
On June 17, 2026, Tony Kallingal, the Company’s Chief Banking Officer, entered into a “Rule 10b5-1 trading arrangement” as that term is defined in Regulation S-K, Item 408(a). Mr. Kallingal’s plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of 20% of net shares from RSUs that vest during the duration of the plan, which excludes any shares withheld by the Company to satisfy income tax withholding. Mr. Kallingal’s plan will expire on March 26, 2027, subject to early termination for certain specified events set forth in the plan.
On June 18, 2026, Glenn Shrader, the Company’s General Counsel, entered into a “Rule 10b5-1 trading arrangement” as that term is defined in Regulation S-K, Item 408(a). Mr. Shrader’s plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of 6,100 shares of MCHB common stock and 100% of net shares from RSUs that vest during the duration of the plan, which excludes any shares withheld by the Company to satisfy income tax withholding. Mr. Shrader’s plan will expire on March 31, 2028, subject to early termination for certain specified events set forth in the plan.
Other than as described above, no other of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a), during the second quarter of 2026.

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

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language) and contained in Exhibit 101: (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements;(iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2026.

Mechanics Bancorp

By:	/s/ C.J. Johnson
C.J. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Mechanics Bancorp

By:	/s/ Nathan Duda
Nathan Duda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)