Form 10-Q
period 2026-09-30
Mechanics Bancorp
filed 2026-11-06
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 2, 2026, there were 220,360,304 shares of Class A common stock outstanding and 1,114,448 shares of Class B common stock outstanding.

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
Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Mechanics,” “we,” “our,” “us” or the “Company” refer collectively to Mechanics Bancorp, Mechanics Bank (the “Bank”) and other direct and indirect subsidiaries of Mechanics Bancorp, following completion of the Merger. In some instances, we refer to Mechanics Bank prior to the effective time of the Merger as “legacy Mechanics Bank,” HomeStreet Bank prior to the effective time of the Merger as “legacy HomeStreet Bank,” and HomeStreet, Inc. prior to the effective time of the Merger as “legacy HomeStreet, Inc.”

PART I - FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2025 Equity Plan	Mechanics Bancorp 2025 Equity Incentive Plan	GAAP	U.S. Generally Accepted Accounting Principles
ACL	Allowance for credit losses	Ginnie Mae (GNMA)	Government National Mortgage Association
AFS	Available-for-sale	HTM	Held-to-maturity
ASC	Accounting Standards Codification	IRLC	Interest rate lock commitment
ASU	Accounting Standards Update	LHFI	Loans held for investment
C&I	Commercial and industrial loans	LHFS	Loans held for sale
CODM	Chief operating decision maker	LIHTC	Low income housing tax credit
CPR	Conditional Prepayment Rate	MBS	Mortgage-backed securities
CRA	Community Reinvestment Act of 1977	Merger	Merger on September 2, 2025 in which HomeStreet Bank merged with and into Mechanics Bank, and Mechanics Bank became a wholly-owned subsidiary of Mechanics Bancorp (formerly HomeStreet, Inc.)
CRE	Commercial real estate	MSR	Mortgage servicing right
DUS®	Fannie Mae Multifamily Delegated Underwriting and Servicing Program	PCD	Purchased credit deteriorated
Fannie Mae (FNMA)	Federal National Mortgage Association	PSL	Purchased seasoned loan
FASB	Financial Accounting Standards Board	PSU	Performance stock unit
Federal Reserve	Federal Reserve Bank	ROU	Right-of-use
FDIC	Federal Deposit Insurance Corporation	RSU	Restricted stock unit
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
Fifth Third	Fifth Third Bank, National Association, a wholly-owned, indirect subsidiary of Fifth Third Bancorp	SEC	Securities and Exchange Commission
Ford Financial Funds	Ford Financial Fund II, LP. and Ford Financial Fund III, L.P.	SOFR	Secured Overnight Financing Rate
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation	TRUPs	Trust preferred securities

ITEM 1.    FINANCIAL STATEMENTS

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands)	September 30, 2026	December 31, 2025

ASSETS
Cash and cash equivalents	$602,455	$1,029,983
Trading securities	46,099	49,518
Securities available-for-sale, at fair value	4,292,236	3,993,385
Securities held-to-maturity, at amortized cost (fair value of $1,055,159 and $1,170,818 at September 30, 2026 and December 31, 2025, respectively)	1,259,501	1,336,632
Loans held for sale (includes $7,737 and $5,967 carried at fair value at September 30, 2026 and December 31, 2025, respectively)	7,737	5,967
Loan receivables	13,012,998	14,176,936
Allowance for credit losses on loans	(133,621)	(153,319)
Net loan receivables	12,879,377	14,023,617
Mortgage servicing rights (includes $60,700 and $58,095 carried at fair value at September 30, 2026 and December 31, 2025, respectively)	60,971	85,832
Other real estate owned	5,081	4,990
Federal Home Loan Bank stock, at cost	17,283	17,292
Premises and equipment, net	141,068	143,895
Bank owned life insurance	173,809	170,339
Goodwill	843,305	843,305
Other intangible assets, net	90,937	212,491
Right-of-use asset	75,210	82,076
Interest receivable and other assets	449,635	352,153
TOTAL ASSETS	$20,944,704	$22,351,475
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Noninterest-bearing demand deposits	$6,297,519	$6,744,082
Interest-bearing transaction accounts	8,537,615	8,128,832
Savings and time deposits	3,184,340	4,152,083
Total deposits	18,019,474	19,024,997
Long-term debt	131,992	192,014
Operating lease liability	78,289	86,794
Interest payable and other liabilities	147,463	185,295
TOTAL LIABILITIES	18,377,218	19,489,100
SHAREHOLDERS’ EQUITY
Common stock, Class A, no par value, Authorized —1,897,500,000 shares, Issued and outstanding, 220,360,304 shares and 220,190,561 shares at September 30, 2026 and December 31, 2025, respectively; Class B, no par value, Authorized — 2,500,000 shares, Issued and outstanding, 1,114,448 shares at September 30, 2026 and December 31, 2025	2,406,270	2,402,193
Retained earnings	290,969	456,695
Accumulated other comprehensive income (loss), net of tax	(129,753)	3,487
TOTAL SHAREHOLDERS’ EQUITY	2,567,486	2,862,375
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,944,704	$22,351,475

See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025

INTEREST INCOME
Loans interest and fees	$175,387	$140,256	$534,747	$378,164
Investment securities	58,481	40,266	164,617	129,864
Interest-bearing cash and other	5,288	22,849	19,670	47,081
Total interest income	239,156	203,371	719,034	555,109
INTEREST EXPENSE
Deposits	60,489	57,496	175,356	150,651
Borrowed funds	477	124	1,760	124
Long-term debt	3,288	1,598	10,799	1,598
Total interest expense	64,254	59,218	187,915	152,373
Net interest income	174,902	144,153	531,119	402,736
Provision (reversal of provision) for credit losses on loans	(14,681)	25,806	(7,992)	22,411
Provision (reversal of provision) for credit losses on unfunded lending commitments	(503)	960	(2,192)	329
Net interest income after provision for credit losses	190,086	117,387	541,303	379,996
NONINTEREST INCOME (LOSS)
Service charges on deposit accounts	6,320	5,875	18,390	16,861
Trust fees and commissions	3,406	3,117	9,952	9,452
ATM network fee income	3,558	3,425	11,571	9,353
Loan servicing income	1,660	680	5,169	1,025
Net gain (loss) on sales of loans	(9,843)	659	(6,223)	659
Net gain (loss) on sales and calls of investment securities	(32,269)	155	(32,186)	4,292
Income from bank owned life insurance	1,723	2,120	4,215	3,149
Bargain purchase gain	2,871	90,363	2,871	90,363
Other	9,140	3,384	17,623	9,230
Total noninterest income (loss)	(13,434)	109,778	31,382	144,384
NONINTEREST EXPENSE
Salaries and employee benefits	60,319	54,168	191,959	150,753
Occupancy	12,090	9,566	36,370	25,875
Equipment	8,501	7,288	26,840	19,445
Professional services	6,605	5,560	20,111	16,383
FDIC assessments and regulatory fees	2,932	2,722	8,912	7,148
Amortization of intangible assets	6,969	4,251	21,398	9,655
Data processing	2,966	3,315	9,307	6,865
Loan related	2,697	4,439	9,819	9,236
Marketing and advertising	798	680	2,401	2,008
Other real estate owned related	25	(103)	456	2,685
Acquisition and integration costs	559	63,869	11,276	69,858
Other	9,732	7,574	30,244	20,136
Total noninterest expense	114,193	163,329	369,093	340,047
Income before income tax expense (benefit)	62,459	63,836	203,592	184,333
INCOME TAX EXPENSE (BENEFIT)	16,467	(4,440)	55,809	29,781
NET INCOME	$45,992	$68,276	$147,783	$154,552

Basic earnings per share
Class A common stock	$0.20	$0.31	$0.64	$0.72
Class B common stock	$1.99	$3.13	$6.41	$7.22
Diluted earnings per share
Class A common stock	$0.20	$0.31	$0.64	$0.72
Class B common stock	$1.99	$3.13	$6.41	$7.22
Basic weighted-average shares outstanding
Class A common stock	221,182,860	207,189,764	221,126,798	203,012,384
Class B common stock	1,114,448	1,114,448	1,114,448	1,114,448
Diluted weighted-average shares outstanding
Class A common stock	221,502,583	207,258,678	221,348,568	203,075,003
Class B common stock	1,114,448	1,114,448	1,114,448	1,114,448
See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

NET INCOME	$45,992	$68,276	$147,783	$154,552
Other comprehensive income (loss)
Net change in unrealized gain (loss) on investment securities available-for-sale	(186,327)	31,772	(217,121)	74,274
Reclassification adjustment for accretion of unrealized holding loss from the transfer of securities from available-for-sale to held-to-maturity debt securities	579	627	1,777	1,879
Reclassification adjustment for net realized (gain) loss on securities available-for-sale included in net income	32,269	(155)	32,186	(4,292)
Change in defined benefit pension liability obligations	(37)	72	(112)	216
Other comprehensive income (loss) before tax	(153,516)	32,316	(183,270)	72,077
Less: income tax impact of:
Net change in unrealized gain (loss) on investment securities available-for-sale	(50,757)	9,372	(59,250)	21,718
Reclassification adjustment for accretion of unrealized holding loss from the transfer of securities from available-for-sale to held-to-maturity debt securities	158	284	484	644
Reclassification adjustment for net realized (gain) loss on securities available-for-sale included in net income	8,790	(52)	8,767	(1,254)
Change in defined benefit pension liability obligations	(10)	(29)	(31)	12
Total	(41,819)	9,575	(50,030)	21,120
Other comprehensive income (loss)	(111,697)	22,741	(133,240)	50,957
Total comprehensive income (loss)	$(65,705)	$91,017	$14,543	$205,509

See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A and Class B Common Stock			Accumulated Other Comprehensive Income (Loss), Net
(dollars in thousands, except per share amounts)	Shares	Amount	Retained Earnings	Securities	Defined Benefit Obligations	Total Shareholders’ Equity

Quarter Ended September 30, 2025
Balance, June 30, 2025	202,015,832	$2,122,374	$325,793	$(35,945)	$4,395	$2,416,617
Net income	—	—	68,276	—	—	68,276
Other comprehensive income, net of tax	—	—	—	22,640	101	22,741
Share-based compensation expense	—	785	—	—	—	785
Common stock issued from Merger	19,163,904	265,803	—	—	—	265,803
Common stock issued from stock awards, net	23,399	(616)	—	—	—	(616)
Reclassification of liability classified awards to equity	—	13,643	—	—	—	13,643
Balance, September 30, 2025	221,203,135	$2,401,989	$394,069	$(13,305)	$4,496	$2,787,249

Nine Months Ended September 30, 2025
Balance, December 31, 2024	201,999,328	$2,122,117	$239,517	$(64,058)	$4,292	$2,301,868
Net income	—	—	154,552	—	—	154,552
Other comprehensive income, net of tax	—	—	—	50,753	204	50,957
Share-based compensation expense	—	785	—	—	—	785
Common stock issued from Merger	19,163,904	265,803	—	—	—	265,803
Common stock issued from stock awards, net	39,903	(359)	—	—	—	(359)
Reclassification of liability classified awards to equity	—	13,643	—	—	—	13,643
Balance, September 30, 2025	221,203,135	$2,401,989	$394,069	$(13,305)	$4,496	$2,787,249

Quarter Ended September 30, 2026
Balance, June 30, 2026	221,425,469	$2,404,941	$303,046	$(21,111)	$3,055	$2,689,931
Net income	—	—	45,992	—	—	45,992
Other comprehensive loss, net of tax	—	—	—	(111,670)	(27)	(111,697)
Share-based compensation expense	—	1,517	—	—	—	1,517
Common stock issued from stock awards, net	49,283	(390)	—	—	—	(390)
Reinvested dividends on vested stock awards	—	202	(202)	—	—	—
Cash dividends declared - Class A common stock ($0.25 per share)	—	—	(55,081)	—	—	(55,081)
Cash dividends declared - Class B common stock ($2.50 per share)	—	—	(2,786)	—	—	(2,786)
Balance, September 30, 2026	221,474,752	$2,406,270	$290,969	$(132,781)	$3,028	$2,567,486

Nine Months Ended September 30, 2026
Balance, December 31, 2025	221,305,009	$2,402,193	$456,695	$378	$3,109	$2,862,375
Net income	—	—	147,783	—	—	147,783
Other comprehensive loss, net of tax	—	—	—	(133,159)	(81)	(133,240)
Share-based compensation expense	—	4,336	—		—	4,336
Common stock issued from stock awards, net	169,743	(1,327)	—	—	—	(1,327)
Reinvested dividends on vested stock awards	—	1,068	(1,068)	—	—	—
Cash dividends declared - Class A common stock ($1.35 per share)	—	—	(297,396)	—	—	(297,396)
Cash dividends declared - Class B common stock ($13.50 per share)	—	—	(15,045)	—	—	(15,045)
Balance, September 30, 2026	221,474,752	$2,406,270	$290,969	$(132,781)	$3,028	$2,567,486

See accompanying notes to consolidated financial statements

MECHANICS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,783	$154,552
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal of provision) for credit losses on loans	(7,992)	22,411
Originations of loans held for sale and principal collections, net	(99,726)	(61,287)
Proceeds from sales of loans held for sale	102,082	46,993
Net (gain) loss on sale of loans	6,223	(659)
Provision (reversal of provision) for credit losses on unfunded lending commitments	(2,192)	329
Amortization (accretion) of premiums and discounts on investment securities	(6,632)	3,178
Depreciation of premises and equipment	10,073	7,108
Amortization of intangible assets	21,398	9,655
Amortization of premiums and discounts on debt and deposits	4,637	700
Net loss on debt extinguishment	—	835
Share-based compensation expense	4,336	4,542
Increase in cash surrender value of bank-owned life insurance	(3,470)	(3,198)
Net (gain) loss on sales and calls of investment securities	32,186	(4,292)
Net loss on sale, disposal and write-down of other real estate owned	336	3,442
Net loss on sale and disposal of premises and equipment	587	100
Deferred income tax expense (benefit)	(14,520)	3,847
Amortization of deferred loan fees and costs	5,319	9,909
Amortization (accretion) of premiums and discounts on purchased loans	(37,514)	(6,443)
Gain on sale of DUS business line	(911)	—
Origination, amortization and change in fair value of MSRs, net	(431)	1,108
Net decrease (increase) in trading securities	3,436	(98)
Bargain purchase gain	(2,871)	(90,363)
Changes in:
Interest receivable and other assets	(35,647)	51,529
Interest payable and other liabilities	(33,073)	(74,229)
Net cash provided by operating activities	93,417	79,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available-for-sale:
Purchases	(1,245,097)	(561,139)
Sales	276,001	930,123
Maturities, calls and paydowns	462,687	252,179
Securities held-to-maturity:
Maturities, calls and paydowns	75,959	77,720
Loan originations and principal collections, net	755,331	709,410
Purchases of loans	(9,916)	(46,164)
Recoveries of loans charged-off	7,946	9,213
Proceeds from sales of loans	418,329	—
Proceeds from the settlement of bank-owned life insurance	—	6,748
Proceeds from sales of other real estate owned	2,442	13,303
Proceeds from sales of premises and equipment	730	887
Purchases of premises and equipment	(8,563)	(3,023)
Proceeds from sale of DUS business line	125,820	—
Redemptions of Federal Home Loan Bank stock	9	49,873
Net cash acquired in Merger	—	156,890
Net cash provided by investing activities	861,678	1,596,020

	Nine Months Ended September 30,
(in thousands)	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(1,005,182)	(232,753)
Repayment of Senior Notes	(65,000)	—
Repayment of long-term FHLB advances	—	(1,000,000)
Cash dividends paid	(312,441)	—
Net cash used in financing activities	(1,382,623)	(1,232,753)
Net increase (decrease) in cash and cash equivalents	(427,528)	442,936
Cash and cash equivalents at beginning of period	1,029,983	999,711
Cash and cash equivalents at end of period	$602,455	$1,442,647

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$184,847	$148,355
Income taxes paid, net	66,166	31,243
Non-cash activities:
Transfer from loans to other real estate owned	2,387	—
ROU assets obtained in exchange for operating lease obligations	11,972	14,415
Stock awards reclassified from liability to equity-based	—	13,643

Merger related items:
Stock consideration	—	265,803
Fair value of assets acquired	—	7,387,493
Fair value of liabilities assumed	—	7,031,327
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
The Company’s business is conducted primarily through its wholly-owned subsidiaries, Mechanics Bank and HomeStreet Statutory Trusts (I, II, III and IV), as well as Mechanics Bank’s subsidiaries: MacDonald Auxiliary Corporation, Mechanics Real Estate Holdings Inc., 3190 Klose Way, LLC, Continental Escrow Company, HS Properties Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC, 16389 Redmond Way LLC and Mechanics Bank Trust Company of Delaware.
After ceasing auto loan originations in February 2023, Mechanics Bank continued to service its existing auto loan portfolio until May 1, 2025, when it entered into a servicing agreement with a third-party servicer to oversee and manage its active portfolio of auto loans. The portfolio consisted of new and pre-owned retail automobile sales contracts purchased from both franchised and independent automobile dealerships in the United States. On September 16, 2026, Mechanics Bank sold substantially all of its remaining indirect auto loans. Refer to “Auto Loans Sale” discussion below.
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
HomeStreet Merger: On September 2, 2025, Mechanics Bancorp (formerly known as “HomeStreet, Inc.”), consummated the Merger by and among the Company, HomeStreet Bank, a Washington state-chartered commercial bank and a wholly-owned subsidiary of the Company, and Mechanics Bank. In connection with the Merger, HomeStreet Bank merged with and into Mechanics Bank, with Mechanics Bank surviving the Merger and becoming a wholly-owned subsidiary of the Company. As a result of the Merger, the Company’s business became primarily the business conducted by Mechanics Bank. Immediately following the Merger, (1) legacy Mechanics Bank shareholders owned approximately 91.7% of the Company on an economic basis and 91.3% of the voting power of the Company and (2) legacy Company shareholders owned approximately 8.3% of the Company on an economic basis and 8.7% of the voting power of the Company. See Note 16, “Shareholders’ Equity and Dividends” for details of the Company’s Class A and Class B common stock, including further information on the economic rights of the Class B shares.
The Merger is considered a reverse acquisition. Mechanics Bank is the accounting acquirer (“legal acquiree”), HomeStreet Bank is the accounting acquiree and Mechanics Bancorp is the legal acquirer. As the accounting acquirer, Mechanics Bank remeasured the identifiable assets acquired and liabilities assumed in the Merger at their acquisition date fair values.
DUS Business Line Sale: On May 1, 2026, Mechanics Bank completed the previously announced sale of its Fannie Mae Multifamily Delegated Underwriting and Servicing (“DUS®”) business line to Fifth Third for aggregate cash consideration of $125.8 million. Under the terms of the completed transaction, Fifth Third acquired Mechanics Bank’s $1.7 billion in total unpaid principal balance of multifamily loans serviced for Fannie Mae, including DUS multifamily mortgage servicing rights of $25.3 million, associated escrow amounts, and hired Mechanics Bank employees who operate the DUS business line. The sale resulted in a $911 thousand net gain, which is included in other noninterest income for the nine months ended September 30, 2026. In addition, the DUS license and business line intangible of $100.2 million, which was included in other intangible assets on the balance sheet, was derecognized in connection with the sale.
Auto Loans Sale: On September 16, 2026, Mechanics Bank completed the sale of $417 million of performing indirect auto loans and retained $13 million of runoff auto loans. The sale resulted in a $10 million net pre-tax loss, which is included in net gain (loss) on sales of loans for the quarter and nine months ended September 30, 2026. Westlake Portfolio Management, LLC will continue to service the auto loans sold and retained by Mechanics Bank.
Adoption of Purchased Seasoned Loans Accounting Standard: The Company early adopted Accounting Standards Update (“ASU”) 2025-08, “Financial Instruments–Credit Losses (Topic 326): Purchased Loans,” during the fourth quarter of 2025. This new standard, which the Company elected to early adopt as of January 1, 2025, requires acquired loans that meet certain criteria at acquisition (purchased seasoned loans) to be recognized at their purchase price plus the amount of the allowance for expected credit losses (gross-up approach). As a result, for purchased seasoned loans acquired in the Merger, the Company established an allowance for credit losses of $20.3 million at the date of acquisition for these loans and reversed the provision for credit losses recorded in the third quarter of 2025, and recorded it as part of the acquired loans initial amortized cost basis. Required disclosures regarding the impact of the adoption were presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In addition, results for the quarter and nine months ended September 30, 2025 have been retrospectively adjusted in this Quarterly Report on Form 10-Q.

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
Recent Accounting Developments
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In January 2025, the FASB also issued ASU 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures-Clarifying the Effective Date,” which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The enhanced income statement expense disclosure requirements apply on a prospective basis. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures. The adoption of this guidance will not have an impact on the Company’s financial position or results of operations as it impacts disclosures only.
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
The following table provides the purchase price allocation and the assets acquired and liabilities assumed at their estimated fair values as of the Merger date, resulting in a bargain purchase gain of $148.3 million. The determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature. The measurement period ended one year after the Merger date. Prior to the end of the measurement period, in the third quarter of 2026, the Company recorded an increase in deferred tax assets from the Merger of $2.9 million, which resulted in a corresponding increase of $2.9 million in the bargain purchase gain. No other purchase accounting adjustments were recorded in the third quarter of 2026.

(in thousands)	September 2, 2025

Net assets identified
Purchase price consideration		$265,803
Fair value of assets acquired:
Cash and cash equivalents	$156,890
Total investment securities	1,028,627
Loans held for sale	39,489
Loans held for investment (1)	5,645,715
Allowance for credit losses	(83,746)
Mortgage servicing rights	89,533
Premises and equipment	31,979
Other intangible assets (2)	190,913
Deferred tax assets	62,831
Other assets (1)	283,526
Total assets acquired (1)	$7,445,757
Fair value of liabilities assumed:
Deposits	$5,743,725
FHLB advances	1,005,370
Long-term debt	193,466
Accrued interest payable and other liabilities	89,062
Total liabilities assumed	$7,031,623
Net assets acquired		414,134
Bargain purchase gain (3)		$148,331
(1)Reflects the adoption of ASU 2025-08. See Note 1, “Summary of Significant Accounting Policies—Adoption of Purchased Seasoned Loans Accounting Standard” for discussion of the adoption of this guidance.
(2)Consists of $100.2 million of a DUS license and business line intangible and $90.8 million of core deposit intangible assets.
(3)Represents the bargain purchase gain at the end of the measurement period. The preliminary bargain purchase gain was $90.4 million for the quarter and nine months ended September 30, 2025.
The following table shows the amount of the expenses related to the Merger for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Severance and employee related	$—	$27,795	$5,550	$27,795
Legal and professional	696	11,947	4,711	17,683
System conversion, integration and other	(137)	24,127	1,015	24,380
Total	$559	$63,869	$11,276	$69,858

Pro-Forma Financial Information
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the quarter and nine months ended September 30, 2025 as if the Merger had been completed on January 1, 2024, after giving effect to certain purchase accounting adjustments, primarily related to the bargain purchase gain, amortization of intangible assets and non-recurring transaction costs. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisition actually taken place at the beginning of the annual period prior to the Merger.

	Quarter Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2025

Net interest income	$179,706	$530,399
Noninterest income	26,777	87,903
Net income before income taxes	9,306	140,658
NOTE 3–DEBT SECURITIES
The following table presents the amortized cost and fair value of the debt securities portfolio as of the dates indicated:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$448,365	$98	$(24,933)	$423,530
Mortgage-backed securities - residential	3,439,694	353	(137,772)	3,302,275
Mortgage-backed securities - commercial	273,229	163	(9,293)	264,099
Collateralized loan obligations	230,500	103	(58)	230,545
Corporate bonds	45,475	1,510	(1,067)	45,918
U.S. Treasury securities	20,699	—	(521)	20,178
Agency debentures	5,974	—	(283)	5,691
Total securities available-for-sale	$4,463,936	$2,227	$(173,927)	$4,292,236

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held-to-maturity
Obligations of states and political subdivisions	$12,041	$59	$(69)	$12,031
Mortgage-backed securities - residential	936,391	—	(163,416)	772,975
Mortgage-backed securities - commercial	311,069	—	(40,916)	270,153
Total securities held-to-maturity	$1,259,501	$59	$(204,401)	$1,055,159

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$458,290	$13,518	$(649)	$471,159
Mortgage-backed securities - residential	2,871,733	36,881	(24,325)	2,884,289
Mortgage-backed securities - commercial	381,934	1,622	(11,750)	371,806
Collateralized loan obligations	188,500	1	(185)	188,316
Corporate bonds	51,828	527	(2,440)	49,915
U.S. Treasury securities	20,623	46	—	20,669
Agency debentures	7,243	9	(21)	7,231
Total securities available-for-sale	$3,980,151	$52,604	$(39,370)	$3,993,385

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held-to-maturity
Obligations of states and political subdivisions	$12,902	$545	$(6)	$13,441
Mortgage-backed securities - residential	1,012,716	—	(134,994)	877,722
Mortgage-backed securities - commercial	311,014	—	(31,359)	279,655
Total securities held-to-maturity	$1,336,632	$545	$(166,359)	$1,170,818
In addition to the reported fair values of the debt securities reflected above, the Company is entitled to receive accrued interest from its securities. Included in interest receivable and other assets on the consolidated balance sheets as of September 30, 2026 and December 31, 2025 was $23.0 million and $20.2 million, respectively, of interest receivable from the Company’s debt securities. Accrued interest receivable from securities available-for-sale totaled $20.6 million and $17.8 million at September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable from securities held-to-maturity totaled $2.0 million and $2.2 million at September 30, 2026 and December 31, 2025, respectively.
Substantially all the mortgage-backed securities represent securities issued or guaranteed by government sponsored enterprises or government entities. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal and corporate entities. As of September 30, 2026 and December 31, 2025, substantially all securities held, including municipal bonds, corporate debt securities, and collateralized loan obligations were rated investment grade based upon nationally recognized statistical rating organizations where available.
At September 30, 2026 and December 31, 2025, the Company held $46.1 million and $49.5 million of trading securities, consisting of U.S. Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and reported as trading securities on the consolidated balance sheets. Net gains and losses on trading securities are recorded in loan servicing income. For the quarter and nine months ended September 30, 2026, net losses on trading securities were $2.4 million and $3.4 million, respectively. For both the quarter and nine months ended September 30, 2025, the Company had net gains on trading securities of $98 thousand.

The following table presents proceeds, gross realized gains and gross realized losses from sales and calls of available-for-sale investments:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Proceeds	$277,052	$1,801	$278,880	$931,770
Gross gains	43	155	126	5,215
Gross losses	32,312	—	32,312	923
In late July 2026, the Company completed a balance sheet restructuring by selling low-yielding AFS securities and reinvesting in MBS at then current market rates. The Company sold AFS securities with an amortized cost of $308.2 million, which resulted in a pre-tax loss of $32.3 million in the third quarter.
Tax-exempt interest income on investment securities was $4.2 million and $1.9 million for the quarters ended September 30, 2026 and 2025, and $12.7 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company reassessed classification of certain investments and effective January 1, 2022, transferred $1.7 billion in residential and commercial mortgage-backed securities from available-for-sale to held-to-maturity securities. The transfer occurred at fair value. The related net unrealized loss of $23.5 million, or $16.7 million net of deferred taxes, included in accumulated other comprehensive income (loss) remained in accumulated other comprehensive income (loss). The unrealized loss is accreted to interest income as a yield adjustment through earnings over the remaining term of the securities. For the quarters ended September 30, 2026 and 2025, $579 thousand and $627 thousand, respectively, of the unrealized loss was accreted to interest income, and $1.8 million and $1.9 million, respectively, was accreted to interest income for the nine months ended September 30, 2026 and 2025. No gain or loss was recorded at the time of transfer.
The following table summarizes available-for-sale securities with unrealized losses at September 30, 2026 and December 31, 2025 aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2026
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of states and political subdivisions	$393,408	$23,897	$20,977	$1,036	$414,385	$24,933
Mortgage-backed securities - residential	3,101,951	126,179	173,362	11,593	3,275,313	137,772
Mortgage-backed securities - commercial	132,853	5,202	95,361	4,091	228,214	9,293
Collateralized loan obligations	74,943	58	—	—	74,943	58
Corporate bonds	—	—	23,005	1,067	23,005	1,067
U.S. Treasury securities	20,178	521	—	—	20,178	521
Agency debentures	4,601	242	1,090	41	5,691	283
Total	$3,727,934	$156,099	$313,795	$17,828	$4,041,729	$173,927

Number of securities with unrealized losses		514		114		628

	December 31, 2025
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of states and political subdivisions	$27,015	$151	$30,244	$498	$57,259	$649
Mortgage-backed securities - residential	72,234	384	393,915	23,941	466,149	24,325
Mortgage-backed securities - commercial	106,225	405	156,600	11,345	262,825	11,750
Collateralized loan obligations	138,315	185	—	—	138,315	185
Corporate bonds	3,543	101	27,661	2,339	31,204	2,440
Agency debentures	4,877	21	—	—	4,877	21
Total	$352,209	$1,247	$608,420	$38,123	$960,629	$39,370

Number of securities with unrealized losses		83		240		323
The Company did not record an ACL on the debt securities portfolio at September 30, 2026 and December 31, 2025. As of both dates, the Company considers any unrealized or unrecognized losses across the classes of major security-types to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit quality. The Company maintains that it has the intent and ability to hold these securities until the amortized cost basis of each security is recovered, which may be at maturity, and likewise concluded as of September 30, 2026, that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The factors that were considered in determining that an ACL was not required at September 30, 2026 and December 31, 2025 are discussed below.
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

At September 30, 2026, investment securities with a carrying value of $3.6 billion were pledged to secure available borrowing capacity from the Federal Reserve’s Discount Window, and investment securities with a carrying value of $1.7 billion were pledged to secure the Company’s obligations to collateralize certain public, trust and bankruptcy deposits as required by law.
As of September 30, 2026, there were no past due or nonaccrual available-for-sale or held-to-maturity securities.
The fair value of available-for-sale securities and the amortized cost and fair value of held-to-maturity debt securities are shown by contractual maturity in the following tables. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of securities as of September 30, 2026, were as follows:

	September 30, 2026
(in thousands)	Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total

Securities available-for-sale
Obligations of states and political subdivisions	$4,142	$41,685	$137,798	$239,905	$423,530
Mortgage-backed securities - residential	148	3,446	3,776	3,294,905	3,302,275
Mortgage-backed securities - commercial	22,826	105,735	120,869	14,669	264,099
Collateralized loan obligations	—	—	—	230,545	230,545
Corporate bonds	—	12,710	33,208	—	45,918
U.S. Treasury securities	—	20,178	—	—	20,178
Agency debentures	—	726	2,952	2,013	5,691
Total	$27,116	$184,480	$298,603	$3,782,037	$4,292,236

	September 30, 2026
	Within One Year		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities held-to-maturity
Obligations of states and political subdivisions	$2,951	$2,947	$5,101	$5,102	$2,967	$2,942	$1,022	$1,040	$12,041	$12,031
Mortgage-backed securities - residential	—	—	47	45	—	—	936,344	772,930	936,391	772,975
Mortgage-backed securities - commercial	—	—	311,069	270,153	—	—	—	—	311,069	270,153
Total	$2,951	$2,947	$316,217	$275,300	$2,967	$2,942	$937,366	$773,970	$1,259,501	$1,055,159

NOTE 4-LOANS AND CREDIT QUALITY
The loan receivables portfolio consisted of the following as of the dates indicated:

(in thousands)	September 30, 2026	December 31, 2025

Commercial and industrial	$439,332	$482,170
Commercial real estate
Multifamily	5,189,514	5,355,252
Non-owner occupied	1,482,817	1,740,277
Owner occupied	492,756	689,079
Construction and land development	344,976	493,992
Residential real estate	4,171,423	3,970,803
Auto (1)	9,915	791,012
Other consumer	882,265	654,351
Total loan receivables before allowance for credit losses	13,012,998	14,176,936

Allowance for credit losses on loans	(133,621)	(153,319)
Net loan receivables	$12,879,377	$14,023,617
(1)As discussed in Note 1, “Summary of Significant Accounting Policies—Auto Loans Sale” on September 16, 2026, Mechanics Bank completed the sale of $417 million of performing indirect auto loans and retained $13 million of runoff auto loans.
At September 30, 2026, $10.0 billion of loans were pledged to secure borrowings from the FHLB, and $810.2 million of loans were pledged to secure borrowings from the Federal Reserve.
Credit Risk Concentrations
The Company’s portfolio of non-owner occupied and owner occupied commercial real estate, multifamily and residential real estate loans are primarily to borrowers in California, or are secured by real estate collateral located in California. Such loans represented 76% of total loans in these segments as of September 30, 2026 and December 31, 2025. In addition, substantial portions of the Company’s loans are multifamily and residential real estate. At September 30, 2026, multifamily loans represented 40% of the loan portfolio and residential real estate loans represented 32% of the loan portfolio. At December 31, 2025, multifamily loans represented 38% of the loan portfolio and residential real estate loans represented 28% of the loan portfolio.

Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses on loans by portfolio segment for the quarters and nine months ended September 30, 2026 and 2025:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Quarter Ended September 30, 2026
Allowance for credit losses on loans
Beginning balance	$10,150	$124,277	$7,759	$8,420	$1,995	$152,601
Provision (reversal of provision) for credit losses	280	(11,923)	(201)	(3,167)	330	(14,681)
Loans charged off	(514)	(430)	—	(4,653)	(542)	(6,139)
Recoveries	22	(1)	4	1,710	105	1,840
Ending balance	$9,938	$111,923	$7,562	$2,310	$1,888	$133,621

Quarter Ended September 30, 2025
Allowance for credit losses on loans
Beginning balance	$3,456	$33,599	$4,977	$23,867	$2,435	$68,334
Initial allowance on acquired PCD loans (1)	15,923	42,934	4,612	1	24	63,494
Initial allowance on acquired PSL (2)	—	12,596	7,656	—	—	20,252
Provision (reversal of provision) for credit losses	4,311	12,184	4,957	3,553	801	25,806
Loans charged off	(484)	(250)	(9)	(11,365)	(695)	(12,803)
Recoveries	38	—	—	3,677	161	3,876
Ending balance	$23,244	$101,063	$22,193	$19,733	$2,726	$168,959

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Auto	Other Consumer	Total

Nine Months Ended September 30, 2026
Allowance for credit losses on loans
Beginning balance	$8,417	$114,326	$13,294	$15,003	$2,279	$153,319
Provision (reversal of provision) for credit losses	1,848	(2,100)	(6,095)	(2,557)	912	(7,992)
Loans charged off	(750)	(498)	(1)	(16,646)	(1,757)	(19,652)
Recoveries	423	195	364	6,510	454	7,946
Ending balance	$9,938	$111,923	$7,562	$2,310	$1,888	$133,621

Nine Months Ended September 30, 2025
Allowance for credit losses on loans
Beginning balance	$4,869	$35,097	$4,656	$41,282	$2,654	$88,558
Initial allowance on acquired PCD loans (1)	15,923	42,934	4,612	1	24	63,494
Initial allowance on acquired PSL (2)	—	12,596	7,656	—	—	20,252
Provision (reversal of provision) for credit losses	2,864	10,686	5,278	2,143	1,440	22,411
Loans charged off	(706)	(250)	(9)	(32,124)	(1,880)	(34,969)
Recoveries	294	—	—	8,431	488	9,213
Ending balance	$23,244	$101,063	$22,193	$19,733	$2,726	$168,959
(1)ACL on loans identified as PCD on the Merger date.
(2)ACL on loans identified as PSL on the Merger date. As discussed in Note 1 “Summary of Significant Accounting Policies—Adoption of Purchased Seasoned Loans Accounting Standard,” the Company early adopted ASU 2025-08 in the fourth quarter of 2025 and established an ACL of $20.3 million at the date of acquisition for these loans.

In addition to the ACL for LHFI, the Company maintains a separate allowance for unfunded loan commitments, which is included in interest payable and other liabilities on the consolidated balance sheets. The following table presents changes in the allowance for credit losses on unfunded lending commitments:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Allowance for credit losses on unfunded lending commitments
Beginning balance	$5,426	$3,735	$7,115	$4,366
Initial allowance for credit losses	—	3,736	—	3,736
Provision (reversal of provision) for credit losses	(503)	960	(2,192)	329
Ending balance	$4,923	$8,431	$4,923	$8,431
Management considers the level of ACL to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s quantitative and qualitative expected losses for current and forecasted periods.
As of September 30, 2026, the quantitative rates increased when compared to December 31, 2025 due to higher forecasted product risk metrics in certain geographically concentrated areas, offset by sale of the auto loan portfolio and runoff of the non-owner occupied commercial real estate, and construction and land development portfolios.
There were no material changes to the methodologies for estimating credit losses for the periods presented.
Disclosures related to the amortized cost of loans excludes accrued interest receivable. The Company has elected to exclude accrued interest receivable from the evaluation of the allowance for credit losses. Accrued interest receivable on loans held for investment was $49.8 million and $53.1 million at September 30, 2026 and December 31, 2025, respectively, and is included in interest receivable and other assets on the consolidated balance sheets.
Credit Quality
Nonaccrual loans include both individually evaluated loans and smaller balance homogeneous loans that are collectively evaluated. Loans whose repayments are insured by the Federal Housing Administration, or guaranteed by the Department of Veterans’ Affairs or Ginnie Mae, are maintained on accrual status even if 90 days or more past due.
The following table presents the amortized cost of nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Nonaccrual With No Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing

Commercial and industrial	$2,067	$9,177	$—
Commercial real estate
Multifamily	1,668	5,871	—
Non-owner occupied	3,940	3,940	—
Owner occupied	673	673	—
Construction and land development	384	15,532	—
Residential real estate	5,429	11,768	5,568
Auto	—	2,044	1
Other consumer	—	9	—
Total	$14,161	$49,014	$5,569

	December 31, 2025
(in thousands)	Nonaccrual With No Allowance for Credit Loss	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing

Commercial and industrial	$5,310	$11,196	$—
Commercial real estate
Multifamily	3,387	3,387	—
Non-owner occupied	953	12,539	—
Owner occupied	1,644	1,870	—
Construction and land development	140	2,962	—
Residential real estate	3,766	6,765	3,943
Auto	—	4,143	—
Other consumer	—	1	—
Total	$15,200	$42,863	$3,943
The following tables present the amortized cost of collateral-dependent loans by class and collateral type as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Auto	Equipment	Land	Multifamily	Commercial Real Estate	Single Family Residential	Other non-real estate	Total Loans

Commercial and industrial	$—	$—	$4,124	$—	$2,267	$976	$293	$7,660
Commercial real estate
Multifamily	—	—	—	20,388	—	—	—	20,388
Non-owner occupied	—	—	—	—	3,940	—	—	3,940
Owner occupied	—	—	—	—	673	—	—	673
Construction and land development	—	—	15,531	—	—	—	—	15,531
Residential real estate	—	—	—	—	—	5,148	—	5,148
Total	$—	$—	$19,655	$20,388	$6,880	$6,124	$293	$53,340

	December 31, 2025
(in thousands)	Auto	Equipment	Land	Multifamily	Commercial Real Estate	Single Family Residential	Other non-real estate	Total Loans

Commercial and industrial	$—	$—	$—	$—	$3,819	$—	$4,674	$8,493
Commercial real estate
Multifamily	—	—	—	17,869	—	—	—	17,869
Non-owner occupied	—	—	—	—	12,539	—	—	12,539
Owner occupied	—	—	—	—	742	—	1,128	1,870
Construction and land development	—	—	2,962	—	—	—	—	2,962
Residential real estate	—	—	—	157	—	4,121	—	4,278
Total	$—	$—	$2,962	$18,026	$17,100	$4,121	$5,802	$48,011

The following tables present the aging of the amortized cost in past due loans as of September 30, 2026 and December 31, 2025 by class of loans:

	September 30, 2026
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans

Commercial and industrial	$4,296	$827	$8,105	$13,228	$426,104	$439,332
Commercial real estate
Multifamily	3,996	201	5,871	10,068	5,179,446	5,189,514
Non-owner occupied	2,001	2,751	—	4,752	1,478,065	1,482,817
Owner occupied	365	364	264	993	491,763	492,756
Construction and land development	—	—	15,287	15,287	329,689	344,976
Residential real estate	1,093	7,907	10,337	19,337	4,152,086	4,171,423
Auto	739	706	1,722	3,167	6,748	9,915
Other consumer	570	120	8	698	881,567	882,265
Total	$13,060	$12,876	$41,594	$67,530	$12,945,468	$13,012,998

	December 31, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans

Commercial and industrial	$3,277	$1,066	$8,024	$12,367	$469,803	$482,170
Commercial real estate
Multifamily	—	—	1,614	1,614	5,353,638	5,355,252
Non-owner occupied	50	—	11,586	11,636	1,728,641	1,740,277
Owner occupied	—	1,349	226	1,575	687,504	689,079
Construction and land development	—	—	2,962	2,962	491,030	493,992
Residential real estate	14,274	4,944	7,187	26,405	3,944,398	3,970,803
Auto	25,984	7,078	3,086	36,148	754,864	791,012
Other consumer	288	149	1	438	653,913	654,351
Total	$43,873	$14,586	$34,686	$93,145	$14,083,791	$14,176,936
The following tables present the amortized cost of loans at September 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the quarters and nine months ended September 30, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each class of financing receivable is also presented below.

	Quarter Ended September 30, 2026
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial real estate
Non-owner occupied	$3,940	$—	$—	$—	$—	$—	$12,759	1.13%
Residential real estate	—	—	—	—	—	—	243	0.01%
Total	$3,940	$—	$—	$—	$—	$—	$13,002	0.13%

	Quarter Ended September 30, 2025
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial and industrial	$—	$11,760	$68	$—	$—	$—	$4,158	2.91%
Commercial real estate
Construction and land development	—	—	—	—	—	—	2,847	0.53%
Residential real estate	—	206	—	—	—	—	1,344	0.04%
Total	$—	$11,966	$68	$—	$—	$—	$8,349	0.14%

	Nine Months Ended September 30, 2026
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial real estate
Non-owner occupied	$3,940	$—	$—	$—	$—	$—	$28,970	2.22%
Residential real estate	—	153	—	—	—	—	1,547	0.04%
Total	$3,940	$153	$—	$—	$—	$—	$30,517	0.27%

	Nine Months Ended September 30, 2025
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combined Term Extension and Principal Forgiveness	Combined Term Extension and Interest Rate Reduction	Combined Payment Delay and Term Extension	Total Class of Financing Receivable

Commercial and industrial	$—	$11,760	$176	$—	$—	$—	$5,813	3.23%
Commercial real estate
Multifamily	—	1,614	—	—	—	—	—	0.03%
Construction and land development	—	—	—	—	—	—	2,847	0.53%
Residential real estate	—	206	—	—	—	—	1,861	0.05%
Total	$—	$13,580	$176	$—	$—	$—	$10,521	0.17%
As of September 30, 2026 and December 31, 2025, the Company had no commitments to lend additional amounts to borrowers experiencing financial difficulty and whose loans were modified.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the quarters and nine months ended September 30, 2026 and 2025:

	Quarter Ended September 30, 2026
(dollars in thousands)	Principal Forgiveness	Weighted-Average Payment Delay <months>	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension <months>

Commercial real estate
Non-owner occupied	$430	5	—%	5
Residential real estate	—	190	—%	190
Total	$430	8	—%	8

	Quarter Ended September 30, 2025
(dollars in thousands)	Principal Forgiveness	Weighted-Average Payment Delay <months>	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension <months>

Commercial and industrial	$—	0	—%	18
Commercial real estate
Construction and land development	—	0	—%	18
Residential real estate	—	0	—%	67
Total	$—	0	—%	26

	Nine Months Ended September 30, 2026
(dollars in thousands)	Principal Forgiveness	Weighted-Average Payment Delay <months>	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension <months>

Commercial real estate
Non-owner occupied	$430	6	—%	6
Residential real estate	—	91	—%	99
Total	$430	10	—%	10

	Nine Months Ended September 30, 2025
(dollars in thousands)	Principal Forgiveness	Weighted-Average Payment Delay <months>	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension <months>

Commercial and industrial	$—	0	—%	25
Commercial real estate
Construction and land development	—	0	—%	18
Residential real estate	—	0	—%	70
Total	$—	0	—%	31
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following tables present the payment status of loans that were modified in the last 12 months, with related amortized cost balances, as of the dates indicated:

	Payment Status (Amortized Cost)
	At September 30, 2026
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total

Commercial real estate
Non-owner occupied	$32,910	$—	$—	$—	$32,910
Residential real estate	869	—	437	546	1,852
Total	$33,779	$—	$437	$546	$34,762

	Payment Status (Amortized Cost)
	At September 30, 2025
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total

Commercial and industrial	$14,352	$794	$—	$4,158	$19,304
Commercial real estate
Multifamily	—	—	—	1,614	1,614
Non-owner occupied	18,431	—	—	—	18,431
Owner occupied	913	—	—	—	913
Construction and land development	—	—	—	2,847	2,847
Residential real estate	3,218	408	—	—	3,626
Total	$36,914	$1,202	$—	$8,619	$46,735
The following tables present the amortized cost of loans that had a payment default (i.e. borrower missed a regularly scheduled payment) and were past due for the quarter ended September 30, 2026 and 2025 and that were modified in the last 12 months.

	Quarter Ended September 30, 2026
(in thousands)	Payment Delay	Term Extension	Combined Payment Delay and Term Extension	Total

Residential real estate	$—	$—	$129	$129

	Quarter Ended September 30, 2025
(in thousands)	Payment Delay	Term Extension	Combined Payment Delay and Term Extension	Total

Commercial and industrial	$—	$—	$4,158	$4,158
Commercial real estate
Construction and land development	—	—	2,847	2,847
Residential real estate	—	—	408	408
Total	$—	$—	$7,413	$7,413
The following tables present the amortized cost of loans that had a payment default and were past due for the nine months ended September 30, 2026 and 2025 and that were modified in the last 12 months.

	Nine Months Ended September 30, 2026
(in thousands)	Payment Delay	Term Extension	Combined Payment Delay and Term Extension	Total

Residential real estate	$—	$—	$983	$983

	Nine Months Ended September 30, 2025
(in thousands)	Payment Delay	Term Extension	Combined Payment Delay and Term Extension	Total

Commercial and industrial	$—	$—	$4,158	$4,158
Commercial real estate
Multifamily	1,614	—	—	1,614
Construction and land development	—	—	2,847	2,847
Residential real estate	—	—	408	408
Total	$1,614	$—	$7,413	$9,027
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

The following table presents the amortized cost by loan risk category and origination year for commercial and industrial and commercial real estate loan classes at September 30, 2026 and December 31, 2025. In addition, year-to-date charge-offs for 2026 and 2025 are presented by origination year.

(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2026

Commercial and industrial
Risk rating
Pass	$21,826	$15,081	$44,165	$44,593	$17,887	$89,889	$164,066	$—	$397,507
Special mention	—	—	73	177	285	904	6,809	—	8,248
Substandard	—	—	607	56	21,036	7,692	4,186	—	33,577
Doubtful	—	—	—	—	—	—	—	—	—
Total	$21,826	$15,081	$44,845	$44,826	$39,208	$98,485	$175,061	$—	$439,332
Year-to-date gross charge-offs	$—	$—	$—	$54	$349	$37	$310	$—	$750

Commercial real estate - multifamily
Risk rating
Pass	$136,417	$58,672	$161,272	$399,014	$2,169,303	$2,044,213	$20,528	$—	$4,989,419
Special mention	—	—	—	27,115	25,147	50,957	—	—	103,219
Substandard	—	—	—	—	57,674	39,202	—	—	96,876
Doubtful	—	—	—	—	—	—	—	—	—
Total	$136,417	$58,672	$161,272	$426,129	$2,252,124	$2,134,372	$20,528	$—	$5,189,514
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Risk rating
Pass	$10,453	$10,937	$13,577	$22,901	$365,544	$963,381	$8,115	$—	$1,394,908
Special mention	—	—	—	—	—	30,068	—	—	30,068
Substandard	—	—	—	—	—	57,841	—	—	57,841
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,453	$10,937	$13,577	$22,901	$365,544	$1,051,290	$8,115	$—	$1,482,817
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$498	$—	$—	$498

Commercial real estate - owner occupied
Risk rating
Pass	$4,201	$25,821	$13,560	$19,013	$78,173	$281,767	$11,918	$—	$434,453
Special mention	—	—	—	507	8,285	33,107	—	—	41,899
Substandard	—	—	—	1,106	8,716	6,582	—	—	16,404
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,201	$25,821	$13,560	$20,626	$95,174	$321,456	$11,918	$—	$492,756
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - construction and land development
Risk rating
Pass	$116,564	$155,251	$25,650	$17,866	$3,960	$9,554	$600	$—	$329,445
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	15,531	—	—	15,531
Doubtful	—	—	—	—	—	—	—	—	—
Total	$116,564	$155,251	$25,650	$17,866	$3,960	$25,085	$600	$—	$344,976
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025

Commercial and industrial
Risk rating
Pass	$22,961	$40,427	$52,574	$24,657	$19,914	$78,344	$200,344	$225	$439,446
Special mention	—	104	—	472	162	2,828	—	—	3,566
Substandard	64	634	65	23,257	400	14,487	251	—	39,158
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,025	$41,165	$52,639	$48,386	$20,476	$95,659	$200,595	$225	$482,170
Year-to-date gross charge-offs	$40	$75	$47	$6,772	$230	$19	$1,215	$—	$8,398

Commercial real estate - multifamily
Risk rating
Pass	$59,536	$177,297	$458,411	$2,224,002	$1,177,242	$1,031,448	$18,160	$211	$5,146,307
Special mention	—	—	—	32,156	22,062	35,772	—	—	89,990
Substandard	—	—	6,558	68,486	24,403	19,508	—	—	118,955
Doubtful	—	—	—	—	—	—	—	—	—
Total	$59,536	$177,297	$464,969	$2,324,644	$1,223,707	$1,086,728	$18,160	$211	$5,355,252
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate -non-owner occupied
Risk rating
Pass	$7,032	$13,753	$31,688	$371,096	$138,150	$1,057,437	$6,659	$257	$1,626,072
Special mention	—	—	—	—	—	32,308	—	—	32,308
Substandard	—	—	—	—	—	81,897	—	—	81,897
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,032	$13,753	$31,688	$371,096	$138,150	$1,171,642	$6,659	$257	$1,740,277
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$428	$—	$—	$428

Commercial real estate - owner-occupied
Risk rating
Pass	$30,541	$12,420	$27,707	$108,047	$73,141	$371,660	$9,045	$243	$632,804
Special mention	—	—	—	1,660	6,954	28,003	—	—	36,617
Substandard	—	—	—	8,836	3,752	7,070	—	—	19,658
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,541	$12,420	$27,707	$118,543	$83,847	$406,733	$9,045	$243	$689,079
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - construction and land development
Risk rating
Pass	$272,783	$128,650	$59,371	$13,377	$3,112	$12,937	$200	$600	$491,030
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,962	—	—	2,962
Doubtful	—	—	—	—	—	—	—	—	—
Total	$272,783	$128,650	$59,371	$13,377	$3,112	$15,899	$200	$600	$493,992
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in residential and consumer loans based upon year of origination at September 30, 2026 and December 31, 2025. In addition, year-to-date charge-offs for 2026 and 2025 are presented by origination year.

(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2026

Residential real estate
Payment performance
Performing	$444,003	$454,070	$167,367	$83,738	$582,184	$1,844,080	$544,177	$34,468	$4,154,087
Nonperforming	—	—	—	417	737	9,140	6,119	923	17,336
Total	$444,003	$454,070	$167,367	$84,155	$582,921	$1,853,220	$550,296	$35,391	$4,171,423
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1

Auto
Payment performance
Performing	$—	$120	$129	$787	$4,438	$2,397	$—	$—	$7,871
Nonperforming	—	—	—	230	1,266	548	—	—	2,044
Total	$—	$120	$129	$1,017	$5,704	$2,945	$—	$—	$9,915
Year-to-date gross charge-offs	$—	$—	$—	$884	$10,781	$4,981	$—	$—	$16,646

Other consumer
Payment performance
Performing	$287,447	$206,005	$161,106	$139,488	$52,006	$32,776	$3,428	$—	$882,256
Nonperforming	—	1	—	—	—	—	8	—	9
Total	$287,447	$206,006	$161,106	$139,488	$52,006	$32,776	$3,436	$—	$882,265
Year-to-date gross charge-offs	$587	$30	$8	$—	$—	$909	$223	$—	$1,757

(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025

Residential real estate
Payment performance
Performing	$552,620	$155,815	$110,989	$767,915	$828,395	$1,041,378	$499,312	$3,671	$3,960,095
Nonperforming	—	—	—	—	—	7,651	3,057	—	10,708
Total	$552,620	$155,815	$110,989	$767,915	$828,395	$1,049,029	$502,369	$3,671	$3,970,803
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$9	$96	$—	$105

Auto
Payment performance
Performing	$157	$218	$49,109	$467,560	$227,342	$41,638	$—	$845	$786,869
Nonperforming	—	—	311	2,451	1,107	274	—	—	4,143
Total	$157	$218	$49,420	$470,011	$228,449	$41,912	$—	$845	$791,012
Year-to-date gross charge-offs	$—	$—	$1,690	$23,927	$12,077	$2,985	$—	$—	$40,679

Other consumer
Payment performance
Performing	$216,135	$171,060	$145,091	$73,178	$15,624	$27,294	$5,825	$143	$654,350
Nonperforming	—	1	—	—	—	—	—	—	1
Total	$216,135	$171,061	$145,091	$73,178	$15,624	$27,294	$5,825	$143	$654,351
Year-to-date gross charge-offs	$619	$1	$—	$—	$607	$1,106	$78	$—	$2,411

Loan Purchases
The following table presents loan receivables purchased by portfolio segment, excluding loans acquired in business combinations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)

Residential real estate	$3,299	$3,547	$9,916	$46,164
The Company purchased the above loan receivables at a premium of $18 thousand and discount of $19 thousand for the quarters ended September 30, 2026 and 2025, respectively, and a premium of $53 thousand and $182 thousand for the nine months ended September 30, 2026 and 2025, respectively. For the purchased loan receivables disclosed above, the Company did not incur any specific allowances for credit losses during the periods indicated.
NOTE 5–LOW INCOME HOUSING TAX CREDIT AND COMMUNITY REINVESTMENT ACT INVESTMENTS
The Company has LIHTC investments that are designed to promote qualified affordable housing programs and generate a return primarily through the realization of federal tax credits and other tax benefits such as tax deductions from operating losses of the investments. These tax credits and deductions are recognized as a reduction to income tax expense on the consolidated income statements. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using the proportional amortization method. Under the proportional amortization method, the amortization is recorded as a component of income tax expense. At September 30, 2026 and December 31, 2025, the balance of LIHTC investments, which is included in interest receivable and other assets on the consolidated balance sheets, was $36.9 million and $43.3 million, respectively. Remaining unfunded commitments related to the investments in qualified affordable housing projects totaled $9.0 million and $7.9 million as of September 30, 2026 and December 31, 2025. The Company expects to fulfill these commitments through 2041.
The following table presents other information related to the Company’s LIHTC investments for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Tax credits and other tax benefits recognized	$2,285	$1,012	$6,853	$2,669
LIHTC amortization expense	2,146	1,294	6,438	2,945
The Company also has a portfolio of CRA investments. The majority of the CRA investments represent investments in small to mid-sized businesses throughout California. At September 30, 2026 and December 31, 2025, the balance of CRA investments, which is included in interest receivable and other assets on the consolidated balance sheets, was $84.0 million and $79.1 million, respectively. The Company recognized dividend income on CRA investments of $1.2 million and $2.3 million for the quarters ended September 30, 2026 and 2025, respectively, and $6.2 million and $3.3 million for the nine months ended September 30, 2026 and 2025, respectively, which is included within other interest income in the consolidated income statements.

NOTE 6–DEPOSITS
The following table presents the Company’s deposits as of the dates indicated:

(in thousands)	September 30, 2026	December 31, 2025

Deposits by product:
Noninterest-bearing demand deposits	$6,297,519	$6,744,082
Interest-bearing:
Interest-bearing demand deposits	1,619,183	1,878,468
Savings	1,304,923	1,367,475
Money market	6,918,432	6,250,364
Certificates of deposit	1,879,417	2,784,608
Total interest-bearing deposits	11,721,955	12,280,915
Total deposits	$18,019,474	$19,024,997

The aggregate amount of time certificates of deposits that meet or exceed the FDIC insurance limit of $250 thousand at September 30, 2026 and December 31, 2025 was $494.5 million and $565.6 million, respectively.
The Company accepts public deposits from various state, city and municipal agencies. Public deposits totaling $1.2 billion and $1.3 billion are included in demand deposits, interest bearing transaction accounts, savings accounts and time certificates of deposit at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the Company had investment securities with a carrying value of $1.6 billion pledged as collateral for public deposits.
The Company accepts deposits from its Investment Management and Trust Department for the benefit of certain trust customers. In accordance with state trust regulations, the Company is required to secure any trust deposits that are in excess of the $250 thousand FDIC insurance limits by pledging marketable securities equal to those excess deposit balances. As of September 30, 2026 and December 31, 2025, the Company held trust deposits of $991 thousand and $683 thousand, respectively, that were in excess of $250 thousand and which required securities collateralization.
NOTE 7–BORROWINGS AND LONG-TERM DEBT
Borrowings
Federal Home Loan Bank (FHLB) Advances
The Company did not have any outstanding FHLB advances as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, the Company’s investment in capital stock of the FHLB totaled $17.3 million. The Company had $10.0 billion of loans pledged to the FHLB, which permits up to $5.8 billion of available borrowing capacity as of September 30, 2026.
Federal Reserve Bank Discount Window
The Company had no outstanding Discount Window borrowings as of September 30, 2026 and December 31, 2025.
The Company had pledged $810.2 million of consumer loans through the Borrower-In-Custody Program and investment securities with a carrying value of $3.6 billion to the Federal Reserve Bank Discount Window, which permits $4.2 billion of available borrowing capacity as of September 30, 2026.
Brokered and Other Wholesale Funding
The Company had no brokered or other wholesale funding outstanding as of September 30, 2026 and December 31, 2025.
The Company had $5.0 billion of available borrowing capacity under borrowing lines established with other financial institutions as of September 30, 2026.

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
Long-term debt has an original maturity in excess of one year. The following table presents the Company’s long-term debt as of the dates indicated:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Par Value	Carrying Value (1)	Par Value	Carrying Value (1)	Rate	Maturity Date

Senior Notes (2)	$—	$—	$65,000	$64,835	6.5% per annum	June 1, 2026
Subordinated Notes	96,000	82,980	96,000	79,626	3.5% per annum (3)	January 30, 2032
TRUPs:
HomeStreet Statutory Trust I (5)	5,155	4,214	5,155	4,090	3-month Term SOFR + 1.96% (4)	June 15, 2035
HomeStreet Statutory Trust II (5)	20,619	16,451	20,619	15,943	3-month Term SOFR + 1.76% (4)	December 15, 2035
HomeStreet Statutory Trust III (5)	20,619	16,193	20,619	15,686	3-month Term SOFR + 1.63% (4)	March 15, 2036
HomeStreet Statutory Trust IV (5)	15,464	12,154	15,464	11,834	3-month Term SOFR + 1.94% (4)	June 15, 2037
Total	$157,857	$131,992	$222,857	$192,014
(1)Includes discounts from purchase accounting adjustments as a result of the Merger on September 2, 2025.
(2)The Company redeemed at par its $65 million of Senior Notes on March 1, 2026.
(3)The Subordinated Notes bear interest at a rate of 3.5% per annum until January 30, 2027. From January 30, 2027, until the maturity date or the date of earlier redemption, the notes will bear interest equal to the three-month Term SOFR plus 215 basis points.
(4)These rates reflect the floating rates as of September 30, 2026.
(5)Call options are exercisable at par and are callable, without penalty, on a quarterly basis.
NOTE 8–DERIVATIVES AND HEDGING ACTIVITIES
To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as single family mortgage LHFS and MSRs, the Company utilizes derivatives as economic hedges.
As a part of its mortgage origination process, the Company enters into contracts that qualify as derivatives, including forward sale commitments and interest rate lock commitments. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when we enter into interest rate lock commitments to economically hedge the effect of changes in the interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships.
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
Cooperative Rabobank, U.A. and a subsidiary of Rabobank International Holding B.V.’s parent also provided various interest rate swap services to the Company. The applicable Rabobank International Holding B.V. counterparties deposited $2.3 million and $3.7 million in cash collateral with the Company to secure underlying derivative contracts as of September 30, 2026 and December 31, 2025, respectively.

The following table presents the notional amounts and fair values for derivatives which are economic hedges. The fair values for derivatives are included in interest receivable and other assets or interest payable and other liabilities on the consolidated balance sheets.

	September 30, 2026		December 31, 2025
(in thousands)	Notional amount	Fair Value	Notional amount	Fair Value

Included in interest receivable and other assets:
Interest rate lock commitments	$3,947	$37	$4,929	$75
Forward sale commitments	27,000	697	32,217	148
Interest rate swaps	253,033	9,819	398,536	9,406
Futures	10,600	17	—	—
Total derivatives before netting	$294,580	$10,570	$435,682	$9,629
Netting adjustment/cash collateral (1)		(7,488)		(5,438)
Carrying value on consolidated balance sheets		$3,082		$4,191

Included in interest payable and other liabilities:
Interest rate lock commitments	$3,379	$43	$—	$—
Forward sale commitments	20,500	623	10,363	28
Interest rate swaps	253,033	9,492	398,536	8,543
Futures	—	—	2,200	2
Total derivatives before netting	$276,912	$10,158	$411,099	$8,573
Netting adjustment/cash collateral (1)		(502)		38
Carrying value on consolidated balance sheets		$9,656		$8,611
(1)Includes net cash collateral received of $7.0 million and $5.5 million at September 30, 2026 and December 31, 2025, respectively.
The collateral used under the Company’s master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties are included in interest receivable and other assets. Payables related to cash collateral that has been received from counterparties are included in interest payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At September 30, 2026 and December 31, 2025, the Company had liabilities of $7.2 million and $5.6 million, respectively, in cash collateral received from counterparties and receivables of $255 thousand and $122 thousand, respectively, in cash collateral paid to counterparties.
The following table presents the net gain (loss) recognized on economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Recognized in noninterest income:
Net gain (loss) on sales of loans (1)	$328	$(146)	$405	$(146)
Loan servicing income (loss) (2)	(488)	78	(894)	78
Other (3)	(3)	21	(18)	96
(1)Comprised of forward contracts used as an economic hedge of loans held for sale and IRLCs to customers.
(2)Comprised of futures and forward contracts used as economic hedges of single family MSRs.
(3)Impact of interest rate swap agreements executed with commercial banking customers and broker dealer counterparties.
The interest income from U.S. Treasury notes trading securities used for hedging purposes, which is included in interest income on the consolidated income statements, was $520 thousand and $1.5 million for the quarter and nine months ended September 30, 2026 and was $161 thousand for both the quarter and nine months ended September 30, 2025, respectively.

NOTE 9–MORTGAGE BANKING ACTIVITIES AND LOAN SALES
LHFS consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025

Single family	$7,737	$5,967
Total	$7,737	$5,967
Loans sold consisted of the following for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Single family	$12,596	$35,925	$68,554	$39,234
Multifamily and other	—	7,100	37,001	7,100
Auto (1)	421,079	—	421,079	—
Total	$433,675	$43,025	$526,634	$46,334
(1)Represents the amortized cost of the auto loans sold on September 16, 2026. For additional discussion, refer to Note 1, “Summary of Significant Accounting Policies—Auto Loans Sale.”
For the quarters and nine months ended September 30, 2026 and 2025, there were no loans sold as part of securitizations.
Net gain (loss) on sales of loans, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Single family	$445	$213	$3,704	$213
Multifamily and other	—	446	361	446
Auto	(10,288)	—	(10,288)	—
Total	$(9,843)	$659	$(6,223)	$659
The Company’s portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae and Freddie Mac. The unpaid principal balance of loans serviced for others is as follows:

(in thousands)	September 30, 2026	December 31, 2025

Single family	$4,107,124	$4,370,577
CRE, multifamily and SBA (1)	84,449	1,866,799
Total	$4,191,573	$6,237,376
(1)On May 1, 2026, Mechanics Bank completed the previously announced sale of its Fannie Mae DUS business line to Fifth Third. Fifth Third acquired Mechanics Bank’s $1.7 billion in unpaid principal balance of multifamily loans serviced for Fannie Mae. As part of the transition in servicing to Fifth Third, Mechanics Bank was the sub-servicer of the DUS loans on an interim basis following the sale. Effective in September 2026, Fifth Third performs the servicing, and Mechanics Bank is no longer sub-servicing the loans.
In the ordinary course of business, the Company sells residential mortgage loans to government sponsored enterprises and other entities. Under the terms of these sales agreements, the Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $4.1 billion and $4.4 billion as of September 30, 2026 and December 31, 2025, respectively.
At September 30, 2026 and December 31, 2025, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, which is included in accounts payable and other liabilities on the consolidated balance sheets of $616 thousand and $708 thousand, respectively. The following is a summary of changes in the Company’s liability for estimated single-family mortgage repurchase losses:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$674	$—	$708	$—
Reserve liability acquired (1)	—	734	—	734
Additions, net of adjustments (2)	(58)	4	(90)	4
Realized (losses) recoveries, net (3)	—	—	(2)	—
Balance, end of period	$616	$738	$616	$738
(1)Represents the reserve liability acquired from the Merger on September 2, 2025.
(2)Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(3)Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expenses.
The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $860 thousand and $1.2 million were recorded in interest receivable and other assets as of September 30, 2026 and December 31, 2025, respectively.
When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the balance of the loans within assets as interest receivable and other assets and within liabilities as interest payable and other liabilities. At September 30, 2026 and December 31, 2025, there were no delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets.
Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Servicing income, net:
Servicing fees and other	$2,915	$1,873	$11,779	$2,218
Changes in fair value of single family MSRs - other (1)	(1,230)	(618)	(4,154)	(618)
Amortization of multifamily and SBA MSRs	(35)	(585)	(2,444)	(585)
Total	1,650	670	5,181	1,015
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)	2,937	(167)	4,285	(167)
Net gain from economic hedging (3)	(2,927)	177	(4,297)	177
Total	10	10	(12)	10
Loan servicing income	$1,660	$680	$5,169	$1,025
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
Single Family MSRs
Balances and activity for single family MSRs are reported beginning on the Merger date of September 2, 2025.

The changes in single family MSRs measured at fair value are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Beginning balance	$58,836	$—	$58,095	$—
Additions:
MSRs acquired (1)	—	60,166	—	60,166
Originations	157	155	637	155
Changes in fair value:
Changes in fair value assumptions (2)	2,937	(167)	4,285	(167)
Other (3)	(1,230)	(618)	(2,317)	(618)
Ending balance	$60,700	$59,536	$60,700	$59,536
(1)Represents MSRs acquired from the Merger on September 2, 2025.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)Represents changes due to collection/realization of expected cash flows and curtailments. In addition, includes a mortgage servicing rights valuation adjustment of $1.8 million for the nine months ended September 30, 2026.
Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2026	2025	2026	2025

Conditional Prepayment Rate (CPR) (2)	9.60%	16.47%	11.63%	16.47%
Discount rate (3)	9.23%	8.73%	8.93%	8.73%
(1)Based on a weighted average.
(2)Represents an expected lifetime average CPR used in the model.
(3)Based on market observations.
For the fair value of single family MSRs as of September 30, 2026 and December 31, 2025, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below:

	September 30, 2026		December 31, 2025
(rates per annum)	Range of Inputs	Average (1)	Range of Inputs	Average (1)

CPRs (2)	4.97% - 12.53%	5.54%	5.07% - 12.14%	6.96%
Discount Rates (3)	9.48% - 19.85%	9.93%	8.65% - 16.05%	8.97%
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
To compute hypothetical sensitivities of the fair value of our single family MSRs to immediate adverse changes in key assumptions, we computed the impact of changes to CPRs and in discount rates as outlined below:

(dollars in thousands)	September 30, 2026

Fair value of single family MSRs	$60,700
Expected weighted-average life (in years)	8.50
CPR shock
Impact on fair value of 10% increase in CPR	$(898)
Impact on fair value of 20% increase in CPR	$(1,872)
Discount rate shock
Impact on fair value of 100 basis points increase	$(2,363)
Impact on fair value of 200 basis points increase	$(4,739)

Multifamily and SBA MSRs
Balances and activity for multifamily and SBA MSRs are reported beginning on the Merger date of September 2, 2025.
The changes in multifamily and SBA MSRs measured at the lower of amortized cost or fair value were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Beginning balance	$306	$—	$27,737	$—
MSRs acquired (1)	—	29,538	—	29,538
Originations	—	106	271	106
Sale of MSRs - DUS business line (2)	—	—	(25,293)	—
Amortization	(35)	(585)	(2,444)	(585)
Ending balance	$271	$29,059	$271	$29,059
(1)Represents MSRs acquired from the Merger on September 2, 2025.
(2)On May 1, 2026, Mechanics Bank completed the previously announced sale of its Fannie Mae DUS business line to Fifth Third, which included DUS multifamily mortgage servicing rights of $25.3 million.
The fair value of multifamily and SBA MSRs was $401 thousand and $28.3 million at September 30, 2026 and December 31, 2025, respectively.
Key economic assumptions used in measuring the initial fair value of capitalized multifamily MSRs were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2026	2025	2026	2025

Discount rate	—%	13.00%	13.00%	13.00%
(1) Weighted averages of all the inputs within the range.
For multifamily MSRs, we use a discounted cash flow valuation technique which utilizes CPRs and discount rates as significant unobservable inputs as noted in the table below. Multifamily DUS loans typically contain yield maintenance features that significantly reduce loan prepayments, resulting in a CPR of zero for valuation purposes.

	September 30, 2026		December 31, 2025
	Range of Inputs	Average (1)	Range of Inputs	Average (1)

Discount rates	15.00%	15.00%	13.00% - 15.00%	13.07%
(1) Weighted averages of all the inputs within the range.
NOTE 10–GUARANTEES
In the ordinary course of business, the Company has sold loans through the DUS program that are subject to a credit loss sharing arrangement. The Company has serviced the loans for Fannie Mae and shared in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae shared losses on a pro rata basis, where the Company was responsible for losses incurred up to one-third of the principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. On May 1, 2026, Mechanics Bank completed the previously announced sale of its DUS business line. As part of the completed sale, the repurchase liability associated with the prior sales transferred to the buyer. See Note 1, “Summary of Significant Accounting Policies—DUS Business Line Sale” for further details. At September 30, 2026 and December 31, 2025, the total unpaid principal balance of loans sold under this program was zero and $1.8 billion, respectively. The Company’s reserve liability related to this arrangement totaled zero and $554 thousand at September 30, 2026 and December 31, 2025, respectively. No actual losses were incurred for the quarters and nine months ended September 30, 2026 and 2025.

NOTE 11–CONTINGENCIES
Legal Contingencies
In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. As of September 30, 2026 and December 31, 2025, the Company recorded an accrued contingent liability of $3.6 million and $4.2 million, respectively.
McClain Feed Yard Litigation. Mechanics Bank is currently a defendant in (i) actions filed in the U.S. Bankruptcy Court for the Northern District of Texas, captioned AgTexas Farm Credit Services, et al. v. Rabo AgriFinance, LLC, et al. and 2B Farms, et al. v. Rabo AgriFinance, LLC, et al., which were consolidated in the bankruptcy case captioned In re McClain Feed Yard, Inc., et al. (jointly administered with In re 2B Farms), (ii) a related adversary proceeding filed by a court-appointed Chapter 7 Trustee captioned Kent Ries, et al. v. Community Financial Services Bank et al. (In re McClain Feed Yard, Inc.), and (iii) a Kentucky putative class action captioned Tindal and Rogers v. Community Financial Services Bank, et al., brought on behalf of investors in that state. These cases allege that the defendants knowingly or negligently aided and abetted a Ponzi scheme orchestrated by Kentucky farmer Brian McClain, who was accused of defrauding investors of millions of dollars through a fictitious “ghost” cattle scheme. On March 27, 2026, the bankruptcy court granted Mechanics Bank’s motion to dismiss all of the Trustee’s common-law claims. On April 10, 2026, the court granted Mechanics Bank’s motion to dismiss the Trustee’s constructive fraudulent transfer claims with prejudice, as well as the Trustee’s preferential transfer and actual fraudulent transfer claims without prejudice and with leave to replead. (By this order, the court dismissed all of the Trustee’s claims against Mechanics Bank, four with prejudice and two without prejudice.) On April 13, 2026, the Trustee filed a motion to reconsider, which Mechanics Bank opposed on May 1, 2026. The court directed the Trustee to wait until the court rules on other pending motions to dismiss filed by co-defendants before filing a third amended complaint. The court still has not yet issued an opinion on the other pending motions to dismiss, so the Trustee has not yet repleaded his claims. On April 10, 2026, the Trustee moved for reconsideration of the March 27, 2026 order dismissing all common law claims against all defendants on the basis of the in pari delicto defense. All defendants opposed reconsideration. On August 10, 2026, the court held a hearing on the Trustee’s motion for reconsideration. The court took the matter under advisement. The court has not yet issued its opinions on the pending motions to dismiss the AgTexas Farm Credit Services and 2B Farms complaints. We continue to await a ruling on the Bank’s motion to remove and transfer the Tindal and Rogers case to federal court in the Northern District of Texas.

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
Investment securities AFS (level 3)
If market prices are not readily available, value is based on discounted cash flows using the following significant inputs:
•Expected prepayment speeds
•Estimated credit losses
•Market liquidity adjustments
Level 3 recurring fair value measurement.
LHFS
Single family loans	Fair value is based on observable market data, including: •Quoted market prices, where available •Dealer quotes for similar loans •Forward sale commitments	Level 2 recurring fair value measurement.
Equity securities	Fair Value is based on quoted prices in an active market.	Level 1 recurring fair value measurement.
Mortgage servicing rights
Single family MSRs	For information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 9, “Mortgage Banking Activities and Loan Sales.”	Level 3 recurring fair value measurement.
Derivatives
Futures	Fair value is based on closing exchange prices.	Level 1 recurring fair value measurement.
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

The following tables present the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$46,099	$46,099	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	423,530	—	423,530	—
Mortgage backed securities - residential	3,302,275	—	3,300,854	1,421
Mortgage backed securities - commercial	264,099	—	264,099	—
Collateralized loan obligations	230,545	—	230,545	—
Corporate bonds	45,918	—	45,880	38
U.S. Treasury securities	20,178	20,178	—	—
Agency debentures	5,691	—	5,691	—
Total securities available-for-sale	4,292,236	20,178	4,270,599	1,459

Single family LHFS	7,737	—	7,737	—
Single family mortgage servicing rights	60,700	—	—	60,700
Equity securities	15,760	15,760	—	—
Derivatives:
Forward loan sale commitments	697	—	697	—
Interest rate lock commitments	37	—	—	37
Interest rate swaps	9,819	—	9,819	—
Futures	17	17	—	—
Total assets	$4,433,102	$82,054	$4,288,852	$62,196
Liabilities:
Derivatives:
Forward loan sale commitments	$623	$—	$623	$—
Interest rate lock commitments	43	—	—	43
Interest rate swaps	9,492	—	9,492	—
Total liabilities	$10,158	$—	$10,115	$43

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Trading securities - U.S. Treasury securities	$49,518	$49,518	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	471,159	—	471,159	—
Mortgage backed securities - residential	2,884,289	—	2,882,704	1,585
Mortgage backed securities - commercial	371,806	—	371,806	—
Collateralized loan obligations	188,316	—	188,316	—
Corporate bonds	49,915	—	49,870	45
U.S. Treasury securities	20,669	20,669	—	—
Agency debentures	7,231	—	7,231	—
Total securities available-for-sale	3,993,385	20,669	3,971,086	1,630

Single family LHFS	5,967	—	5,967	—
Single family mortgage servicing rights	58,095	—	—	58,095
Equity securities	15,567	15,567	—	—
Derivatives:
Forward loan sale commitments	148	—	148	—
Interest rate lock commitments	75	—	—	75
Interest rate swaps	9,406	—	9,406	—
Total assets	$4,132,161	$85,754	$3,986,607	$59,800
Liabilities:
Derivatives:
Forward loan sale commitments	$28	$—	$28	$—
Interest rate swaps	8,543	—	8,543	—
Futures	2	2	—	—
Total liabilities	$8,573	$2	$8,571	$—
There were no transfers between levels of the fair value hierarchy for the quarters and nine months ended September 30, 2026 and 2025.
Level 3 Recurring Fair Value Measurements
The Company’s Level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs for the quarters and nine months ended September 30, 2026 and 2025, see Note 9, “Mortgage Banking Activities and Loan Sales.”
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

The Company recognizes unrealized gains and losses from the time that an IRLC is initiated until the gain or loss is realized at the time the loan closes, which generally occurs within 30-90 days. For IRLCs that fall out, any unrealized gain or loss is reversed, which generally occurs at the end of the commitment period. The gains and losses recognized on IRLC derivatives generally correlate to the volume of single family interest rate lock commitments made during the reporting period (after adjusting for estimated fallout) while the amount of unrealized gains and losses realized at settlement generally correlates to the volume of single family closed loans during the reporting period.
The following information presents significant Level 3 unobservable inputs used to measure fair value of certain assets as of September 30, 2026 and December 31, 2025. Balances and activity from these Level 3 assets are reported beginning on the Merger date of September 2, 2025.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Low	High	Weighted Average

September 30, 2026
Investment securities AFS	$1,459	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Interest rate lock commitments, net	(6)	Income approach	Fall-out factor	0%	24.37%	7.87%
			Value of servicing	0.80%	2.97%	1.75%

December 31, 2025
Investment securities AFS	$1,630	Income approach	Implied spread to benchmark interest rate curve	2.25%	2.25%	2.25%
Interest rate lock commitments, net	75	Income approach	Fall-out factor	0.60%	20.65%	10.11%
			Value of servicing	1.04%	1.43%	1.15%
The following table presents fair value changes and activity for Level 3 investment securities AFS:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Beginning balance	$1,555	$—	$1,630	$—
Additions (1)	—	1,649	—	1,649
Transfers	—	—	—	—
Payoffs/sales	(12)	—	(30)	—
Change in mark to market	(84)	10	(141)	10
Ending balance	$1,459	$1,659	$1,459	$1,659
(1)     Represents investments acquired from the Merger on September 2, 2025.
The following table presents fair value changes and activity for Level 3 interest rate lock commitments:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Beginning balance, net	$68	$—	$75	$—
IRLC acquired (1)	—	514	—	514
Total realized/unrealized gains	73	(97)	758	(97)
Settlements	(147)	(140)	(839)	(140)
Ending balance, net	$(6)	$277	$(6)	$277
(1)     Represents the interest rate lock commitments acquired from the Merger on September 2, 2025.

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

	September 30, 2026
(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Input or Range	Weighted Average

Commercial and industrial loans	$3,349	Third party appraisal	Estimated selling costs	7%	7%
		Internal evaluation	Discount for market conditions	0% - 10%	5%
			Estimated selling costs	7% - 10%	9%

Commercial real estate loans	$25,017	Third party appraisal	Discount for market conditions	10% - 36%	26%
			Estimated selling costs	6% - 10%	9%
		Internal evaluation	Vacancy, collection loss, concessions adjustment	15%	15%
			Capitalization rate	7%	7%

	December 31, 2025
(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Input or Range	Weighted Average

Commercial and industrial loans	$2,955	Third party appraisal	Discount for market conditions	10% - 20%	18%
			Estimated selling costs	10%	10%
		Third party evaluation	Estimated selling costs	7%	7%

Commercial real estate loans	$23,006	Third party appraisal	Discount for market conditions	6% - 36%	24%
			Estimated selling costs	8% - 10%	10%
		Income approach	Vacancy, collection loss, concessions	15%	15%
			Capitalization rate	6%	6%

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Net (gain) loss: (1)
Commercial and industrial loans	$(98)	$—	$(263)	$—
Commercial real estate loans	3,001	—	2,947	—
Total	$2,903	$—	$2,684	$—
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

	September 30, 2026
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Input or Range	Weighted Average

Other real estate owned-commercial real estate	$1,512	Third party appraisal	Estimated selling costs	6%	6%

	December 31, 2025
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Input or Range	Weighted Average

Other real estate owned-commercial real estate	$1,675	Income approach	Estimated selling costs	10%	10%

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Losses due to write downs:
Other real estate owned-commercial real estate (1)	$—	$—	$163	$—
(1)Losses are included in other real estate owned related expense within noninterest expense on the consolidated income statements.
Other equity investments: The Company accounts for certain equity investments using the measurement alternative to fair value. Under the measurement alternative, these investments are recorded at their cost basis plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments are included in interest receivable and other assets on the consolidated balance sheets. At September 30, 2026, the carrying value of the equity investments was $10.1 million, and the Company recognized gains of $5.1 million during the quarter and nine months ended September 30, 2026 as a result of observable price changes. These nonrecurring fair value measurements are classified in Level 2 of the fair value hierarchy since they are based on observable transactions for similar or identical instruments of the same issuer.

The following is a summary of the estimated fair value and carrying value of the Company’s financial instruments not recorded at fair value in the consolidated financial statements as of September 30, 2026 and December 31, 2025:

	September 30, 2026
		Fair Value
(in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$602,455	$602,455	$602,455	$—	$—
Securities held-to-maturity	1,259,501	1,055,159	—	1,053,214	1,945
Loan receivables, net	12,879,377	12,133,099	—	—	12,133,099
Mortgage servicing rights – multifamily and SBA	271	401	—	—	401
Liabilities:
Time deposits	$1,879,417	$1,865,840	$—	$1,865,840	$—
Long-term debt	131,992	139,861	—	91,216	48,645

	December 31, 2025
		Fair Value
(in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$1,029,983	$1,029,983	$1,029,983	$—	$—
Securities held-to-maturity	1,336,632	1,170,818	—	1,167,818	3,000
Loan receivables, net	14,023,617	13,665,520	—	—	13,665,520
Mortgage servicing rights – multifamily and SBA	27,737	28,276	—	—	28,276
Liabilities:
Time deposits	$2,784,608	$2,768,873	$—	$2,768,873	$—
Long-term debt	192,014	203,272	—	148,925	54,347
Fair Value Option
Single family loans held for sale accounted under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are recognized in net gain (loss) on sales of loans within noninterest income. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in fair value of the related servicing asset, resulting in revaluation adjustments to the recorded fair value. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in fair value of derivative instruments that are used as economic hedges of loans held for sale.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregated Unpaid Principal Balance

Single family LHFS	$7,737	$7,890	$(153)	$5,967	$5,883	$84

NOTE 13 – REVENUE FROM CONTRACTS WITH CUSTOMERS
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income in the consolidated income statements. A description of the Company’s revenue streams accounted for under ASC 606 is as follows:
Service Charges on Deposit Accounts and Other Deposit Service Fees: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance. Other deposit service fees are recognized at the point in time that the transaction occurs or the services are provided.
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
Merchant Processing Services, ATM processing and Debit Card Fees: ATM processing fees are recognized at the point in time that the transaction occurs or the services are provided. The Company earns interchange fees from cardholder transactions conducted through the payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.
Other: Includes fees from safe deposit box rentals, wire transfers, check orders, merchant services and other miscellaneous services. Income is recognized at the point in time that the transaction occurs or over the period the services are provided.
The following is a summary of the revenue from contracts with customers in the scope of ASC 606 that is recognized within noninterest income:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Noninterest income in scope of ASC 606:
Service charges on deposit accounts	$6,320	$5,875	$18,390	$16,861
Trust fees and commissions	3,406	3,117	9,952	9,452
ATM network fee income	3,558	3,425	11,571	9,353
Other	2,840	2,636	8,504	6,507
Noninterest income subject to ASC 606	16,124	15,053	48,417	42,173
Noninterest income (loss) not subject to ASC 606	(29,558)	94,725	(17,035)	102,211
Total noninterest income (loss)	$(13,434)	$109,778	$31,382	$144,384

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
The following tables summarize the calculation of earnings per share under the two-class method:

	Quarter Ended September 30,
	2026			2025
(dollars in thousands, except per share amounts)	Class A common stock	Class B common stock	Consolidated	Class A common stock	Class B common stock	Consolidated

Net income			$45,992			$68,276
Basic:
Numerator
Allocation of distributed earnings (cash dividends declared)	$55,081	$2,786	$57,867	$—	$—	$—
Allocation of undistributed earnings (losses)	(11,306)	(569)	(11,875)	64,791	3,485	68,276
Allocation of distributed and undistributed earnings	$43,775	$2,217	$45,992	$64,791	$3,485	$68,276

Denominator
Basic weighted average common shares outstanding	221,182,860	1,114,448	222,297,308	207,189,764	1,114,448	208,304,212
Basic earnings per share (1)	$0.20	$1.99	$0.21	$0.31	$3.13	$0.33

Diluted:
Numerator
Allocation of distributed and undistributed earnings	$43,775	$2,217	$45,992	$64,791	$3,485	$68,276

Denominator
Basic weighted average common shares outstanding	221,182,860	1,114,448	222,297,308	207,189,764	1,114,448	208,304,212
Dilutive effect of unvested RSUs or PSUs (2)	319,723	—	319,723	68,914	—	68,914
Diluted weighted average common shares outstanding	221,502,583	1,114,448	222,617,031	207,258,678	1,114,448	208,373,126
Diluted earnings per share (1)	$0.20	$1.99	$0.21	$0.31	$3.13	$0.33
(1)Periods prior to September 2, 2025 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 3,301.0920 for Class A common stock and 330.1092 for Class B common stock.
(2)No RSUs or PSUs were antidilutive for the quarters ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026			2025
(dollars in thousands, except per share amounts)	Class A common stock	Class B common stock	Consolidated	Class A common stock	Class B common stock	Consolidated

Net income			$147,783			$154,552
Basic:
Numerator
Allocation of distributed earnings (cash dividends declared)	$297,396	$15,045	$312,441	$—	$—	$—
Allocation of undistributed earnings (losses)	(156,758)	(7,900)	(164,658)	146,510	8,042	154,552
Allocation of distributed and undistributed earnings	$140,638	$7,145	$147,783	$146,510	$8,042	$154,552

Denominator
Basic weighted average common shares outstanding	221,126,798	1,114,448	222,241,246	203,012,384	1,114,448	204,126,832
Basic earnings per share (1)	$0.64	$6.41	$0.66	$0.72	$7.22	$0.76

Diluted:
Numerator
Allocation of distributed and undistributed earnings	$140,638	$7,145	$147,783	$146,510	$8,042	$154,552

Denominator
Basic weighted average common shares outstanding	221,126,798	1,114,448	222,241,246	203,012,384	1,114,448	204,126,832
Dilutive effect of unvested RSUs or PSUs (2)	221,770	—	221,770	62,619	—	62,619
Diluted weighted average common shares outstanding	221,348,568	1,114,448	222,463,016	203,075,003	1,114,448	204,189,451
Diluted earnings per share (1)	$0.64	$6.41	$0.66	$0.72	$7.22	$0.76
(1)Periods prior to September 2, 2025 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 3,301.0920 for Class A common stock and 330.1092 for Class B common stock.
(2)No RSUs or PSUs were antidilutive for the nine months ended September 30, 2026 and 2025.
NOTE 15–SHARE-BASED COMPENSATION PLANS
The 2025 Equity Plan, adopted by shareholders in August 2025, provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, PSUs, dividend equivalent awards and other awards. All share-based awards granted after the Merger date were issued under the 2025 Equity Plan. As of September 30, 2026, only RSUs and PSUs have been granted under the 2025 Equity Plan. Shares available for grant under the 2025 Equity Plan were 6,832,287 shares as of September 30, 2026.
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
Compensation expense on the accompanying consolidated income statements was $1.5 million and $810 thousand for the quarters ended September 30, 2026 and 2025, and $4.3 million and $4.5 million for the nine months ended September 30, 2026 and 2025, respectively. The income tax benefit recognized in the consolidated income statements related to this expense was $484 thousand and $231 thousand for the quarters ended September 30, 2026 and 2025, and $1.3 million for both the nine months ended September 30, 2026 and 2025. The amount of unrecognized compensation expense related to all RSUs and PSUs as of September 30, 2026 totaled $10.6 million. Such expense is expected to be recognized over a weighted average period of 2.12 years.
RSUs generally vest over a period of three to four years and PSUs vest over a period of three years with the fair market value of the awards determined at the grant date based on the Company’s stock price. The vesting date fair value of RSUs that vested was $3.9 million for the nine months ended September 30, 2026.
The table below summarizes activity related to the Company’s outstanding RSUs and PSUs for the nine months ended September 30, 2026:

	Number	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2025	1,553,634	$13.02
Granted	566,718	14.28
Dividends reinvested into shares	81,280	13.87
Cancelled or forfeited	(106,109)	14.02
Vested	(255,836)	13.74
Outstanding at September 30, 2026	1,839,687	$13.97
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
Legacy Mechanics Bank’s number of shares issued and outstanding has been retrospectively restated for periods prior to the Merger to reflect the equivalent number of shares issued in the Merger since the Merger was accounted for as a reverse acquisition. In all prior periods, the fixed exchange ratio of 3,301.0920 was applied to shares of outstanding Mechanics Bank voting common stock, which were converted to Class A common stock, and the fixed exchange ratio of 330.1092 was applied to shares of outstanding Mechanics Bank non-voting common stock, which were converted to Class B common stock.
Class A common stock: Our Class A common stock is listed on Nasdaq under the symbol “MCHB” and there were 220,360,304 shares outstanding at September 30, 2026, and 220,190,561 shares outstanding at December 31, 2025.
Class B common stock: Our Class B common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. There were 1,114,448 shares outstanding at September 30, 2026 and December 31, 2025.
Each holder of Class A common stock and Class B common stock is entitled to one vote per share of combined company common stock on matters submitted to the vote of holders of combined company common stock. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of combined company shareholders, except as otherwise required by law or in connection with certain amendments adversely affecting the rights of Class B common stock. The Company’s common shareholders are entitled to equally share in all dividends and distributions based on such shareholders’ pro rata ownership interest in the Company, except that each share of Class B common stock is treated as if such share had been converted into ten Class A shares for purposes of calculating the economic rights of the Class B shares, including upon liquidation of the Company or the declaration of dividends or distributions by the Company.

Dividends
Mechanics Bancorp is a separate legal entity from Mechanics Bank, which is the primary source of funds available to Mechanics Bancorp to service its debt, fund its operations, pay dividends to shareholders, repurchase shares and otherwise satisfy its obligations. The availability of dividends from Mechanics Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a “well capitalized” position at Mechanics Bank, as well as by our policy of retaining a significant portion of our earnings to support Mechanics Bank’s operations. Under California law, Mechanics Bank may not declare a cash dividend on its capital stock in an amount that exceeds the lesser of the retained earnings of Mechanics Bank or the net income of Mechanics Bank in the last three fiscal years, less the amount of any distributions made by Mechanics Bank to shareholders of Mechanics Bank, unless approved by the California Department of Financial Protection and Innovation.
The following table presents a summary of dividends declared on common stock:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(in thousands, except per share amounts)	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total

Class A common stock	$0.25	$55,081	$—	$—	$1.35	$297,396	$—	$—
Class B common stock	$2.50	2,786	$—	—	$13.50	15,045	$—	—
Total		$57,867		$—		$312,441		$—
NOTE 17–SUBSEQUENT EVENTS
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
Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Mechanics,” “we,” “our,” “us” or the “Company” refer collectively to Mechanics Bancorp, Mechanics Bank (the “Bank”) and other direct and indirect subsidiaries of Mechanics Bancorp, following completion of the Merger. In some instances, we refer to Mechanics Bank prior to the effective time of the Merger as “legacy Mechanics Bank,” HomeStreet Bank prior to the effective time of the Merger as “legacy HomeStreet Bank,” and HomeStreet, Inc. prior to the effective time of the Merger as “legacy HomeStreet, Inc.”
Asset Sales
On May 1, 2026, Mechanics Bank completed the previously announced sale of its DUS business line to Fifth Third and on September 16, 2026, completed the sale of the substantial majority of its remaining performing indirect auto loans. Refer to discussions in Note 1, “Summary of Significant Accounting Policies—DUS Business Line Sale and —Auto Loans Sale.”
In addition, in July 2026, as discussed in Note 3, “Debt Securities,” the Company completed a balance sheet restructuring by selling low-yielding AFS securities and reinvesting in MBS at then current market rates.
Critical Accounting Estimates
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, these changes could have a material adverse effect on the carrying value of assets and liabilities and on our results of operations. As a result of the Merger, the Company updated critical accounting estimates. Management believes the ACL policy and estimate, the valuation of single family MSRs and business combinations estimates are important to the portrayal of the Company’s financial condition and results of operations and requires difficult, subjective, or complex judgments and, therefore, management considers them to be critical accounting estimates. There have been no material changes in the methodology of these estimates during the quarter and nine months ended September 30, 2026.
Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report on Form 10-K.
Summary Financial Data

	Quarter Ended		Nine Months Ended
(dollars in thousands, except per share amounts)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Select income statement data:
Net interest income	$174,902	$177,172	$531,119	$402,736
Provision (reversal of provision) for credit losses on loans	(14,681)	(904)	(7,992)	22,411
Provision (reversal of provision) for credit losses on unfunded lending commitments	(503)	(1,863)	(2,192)	329
Noninterest income (loss)	(13,434)	23,796	31,382	144,384
Noninterest expense	114,193	124,473	369,093	340,047
Income before income tax expense	62,459	79,262	203,592	184,333
Net income	45,992	57,701	147,783	154,552

Basic earnings per share:
Class A common stock	$0.20	$0.25	$0.64	$0.72
Class B common stock	$1.99	$2.51	$6.41	$7.22
Diluted earnings per share:
Class A common stock	$0.20	$0.25	$0.64	$0.72
Class B common stock	$1.99	$2.51	$6.41	$7.22
Basic weighted-average shares outstanding:
Class A common stock	221,182,860	221,148,246	221,126,798	203,012,384
Class B common stock	1,114,448	1,114,448	1,114,448	1,114,448
Diluted weighted-average shares outstanding:
Class A common stock	221,502,583	221,338,344	221,348,568	203,075,003
Class B common stock	1,114,448	1,114,448	1,114,448	1,114,448
Cash dividends declared per share:
Class A common stock	$0.25	$0.70	$1.35	$—
Class B common stock	$2.50	$7.00	$13.50	$—

Select performance ratios:
Return on average equity (1)	6.86%	8.48%	7.19%	8.53%
Return on average tangible equity (1),(2)	11.75%	14.42%	12.41%	14.11%
Return on average assets (1)	0.86%	1.09%	0.92%	1.20%
Efficiency ratio	70.7%	61.9%	65.6%	62.2%
Efficiency ratio (non-GAAP) (2)	66.4%	58.4%	61.8%	60.4%
Net interest margin (1)	3.55%	3.62%	3.59%	3.40%
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

	As of
(dollars in thousands, except per share amounts)	September 30, 2026	December 31, 2025

Selected balance sheet data:
Loans held for sale	$7,737	$5,967
Loans held for investment	13,012,998	14,176,936
Allowance for credit losses on loans	(133,621)	(153,319)
Investment securities	5,597,836	5,379,535
Total assets	20,944,704	22,351,475
Deposits	18,019,474	19,024,997
Long-term debt	131,992	192,014
Total shareholders’ equity	2,567,486	2,862,375
Other data:
Book value per share	$11.59	$12.93
Tangible book value per share (2)	$7.05	$7.81
Common equity ratio	12.26%	12.81%
Tangible common equity ratio (2)	8.16%	8.48%
Loans to deposits ratio	72.22%	74.52%
Full time equivalent employees	1,768	1,921
Credit quality:
Nonaccrual loans	$49,014	$42,863
Nonperforming assets to total assets	0.28%	0.23%
ACL to total loans	1.03%	1.08%
ACL to nonaccrual loans	272.62%	357.70%
Nonaccrual loans to total loans	0.38%	0.30%
Nonperforming assets	$59,664	$51,796
Regulatory capital ratios:
Mechanics Bancorp:
Tier 1 leverage capital	8.74%	8.65%
Common equity Tier 1 capital	14.73%	14.09%
Tier 1 risk-based capital	14.73%	14.09%
Total risk based capital	16.98%	16.27%
Mechanics Bank:
Tier 1 leverage capital	9.37%	9.58%
Common equity Tier 1 capital	15.81%	15.59%
Tier 1 risk-based capital	15.81%	15.59%
Total risk based capital	16.96%	16.81%
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

Management’s Overview of Financial Performance
Third Quarter of 2026 Compared to the Second Quarter of 2026
General: Our net income and income before taxes were $46.0 million and $62.5 million, respectively, for the third quarter of 2026 as compared to net income and net income before taxes of $57.7 million and $79.3 million, respectively, for the second quarter of 2026. The $16.8 million decrease in income before taxes compared to the second quarter of 2026 was primarily due to a decrease in noninterest income due to losses on the sales of auto loans and AFS securities during the quarter. In addition, the third quarter included a reversal of provision for credit losses of $15.2 million, which was primarily driven by decreases in expected losses on our multifamily and CRE investor loans, corresponding decreases in qualitative factors and the auto loan portfolio sale.

Income Taxes: Our effective tax rate during the third quarter of 2026 was 26.4% as compared to 27.2% in the second quarter of 2026 and our federal statutory rate was 21.0%. The effective tax rate decreased compared to the prior quarter as a result of tax benefits related to stock awards that vested in the third quarter.
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

	Quarter Ended
	September 30, 2026			June 30, 2026
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost (1)	Average Balance	Interest	Average Yield/Cost (1)

Assets:
Interest-earning assets:
Cash and cash equivalents	$428,244	$3,277	3.04%	$459,729	$3,520	3.07%
Investment securities	5,517,088	58,481	4.21%	5,355,011	53,062	3.97%
Loans (2)	13,430,196	175,387	5.18%	13,694,264	178,170	5.22%
FHLB stock and other investments	147,964	2,011	5.39%	147,538	3,190	8.67%
Total interest-earning assets	19,523,492	239,156	4.86%	19,656,542	237,942	4.86%
Noninterest-earning assets	1,638,586			1,661,711
Total assets	$21,162,078			$21,318,253
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$1,625,027	$1,700	0.42%	$1,707,751	$1,839	0.43%
Money market and savings	8,222,792	46,796	2.26%	7,900,995	42,287	2.15%
Certificates of deposit	1,897,016	11,993	2.51%	2,036,264	12,418	2.45%
Total	11,744,835	60,489	2.04%	11,645,010	56,544	1.95%
Borrowings:
Borrowings	49,787	477	3.81%	114,121	1,055	3.71%
Long-term debt	130,958	3,288	9.96%	129,369	3,171	9.83%
Total interest-bearing liabilities	11,925,580	64,254	2.14%	11,888,500	60,770	2.05%
Noninterest-bearing liabilities:
Demand deposits (3)	6,321,146			6,440,279
Other liabilities	253,723			260,515
Total liabilities	18,500,449			18,589,294
Shareholders’ equity	2,661,629			2,728,959
Total liabilities and shareholders’ equity	$21,162,078			$21,318,253
Net interest income		$174,902			$177,172
Net interest spread			2.72%			2.81%
Net interest margin			3.55%			3.62%
(1)Ratios are annualized.
(2)Includes loans held for sale.
(3)Cost of all deposits, including noninterest-bearing deposits, was 1.33% and 1.25% for the quarters ended September 30, 2026 and June 30, 2026, respectively.
Net interest income in the third quarter of 2026 was $2.3 million lower than the second quarter of 2026 primarily as a result of higher deposit costs and a $133.1 million decrease in average interest earning assets. Mechanics’ net interest margin decreased from 3.62% to 3.55% primarily due to higher deposit costs, partially offset by higher investment securities interest income from the partial quarter benefit of the AFS securities restructuring. Dividends and interest income from FHLB stock and other investments in the third quarter of 2026 was also $1.2 million lower than the second quarter of 2026, which also contributed to the reduction in net interest margin.

Provision for Credit Losses: The reversal of provision for credit losses in the third quarter of 2026, which consists of the provision for loans and unfunded commitments, was $15.2 million, compared to a reversal of provision of $2.8 million for the second quarter of 2026. The reversal of provision for the third quarter was primarily driven by decreases in expected losses on our multifamily and CRE investor loans, corresponding decreases in qualitative factors and the auto loan portfolio sale.
Noninterest Income (Loss): The following table presents the components of noninterest income (loss):

	Quarter Ended
(in thousands)	September 30, 2026	June 30, 2026

Noninterest income (loss)
Service charges on deposit accounts	$6,320	$6,027
Trust fees and commissions	3,406	3,476
ATM network fee income	3,558	4,109
Loan servicing income	1,660	1,582
Net gain (loss) on sales of loans	(9,843)	2,477
Net gain (loss) on sales and calls of investment securities	(32,269)	31
Income from bank-owned life insurance	1,723	1,327
Bargain purchase gain	2,871	—
Other	9,140	4,767
Total noninterest income (loss)	$(13,434)	$23,796
Loan servicing income, a component of noninterest income, consisted of the following:

	Quarter Ended
(in thousands)	September 30, 2026	June 30, 2026

Single family servicing income, net:
Servicing fees and other	$2,824	$2,830
Changes in fair value of single family MSRs - other (1)	(1,230)	(1,482)
Net	1,594	1,348
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	2,937	646
Net gain (loss) from economic hedging (3)	(2,927)	(484)
Subtotal	10	162
Single family servicing income	1,604	1,510

Commercial loan servicing income:
Servicing fees and other	91	843
Amortization of capitalized MSRs	(35)	(771)
Subtotal	56	72
Total loan servicing income	$1,660	$1,582
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
Noninterest income (loss) in the third quarter of 2026 decreased $37.2 million from the second quarter of 2026 primarily due to the losses on the sales of auto loans and AFS securities during the quarter, partially offset by the increase in other noninterest income from a gain on other equity investments. In addition, noninterest income decreased in the third quarter of 2026 relative to the second quarter of 2026 due to the gain on sale of the Fannie Mae DUS business line in other noninterest income and a mortgage servicing rights valuation adjustment in net gain (loss) on sales of loans in the prior quarter.

Noninterest Expense: The following table presents the components of noninterest expense:

	Quarter Ended
(in thousands)	September 30, 2026	June 30, 2026

Noninterest expense
Salaries and employee benefits	$60,319	$63,090
Occupancy	12,090	11,851
Equipment	8,501	8,724
Professional services	6,605	7,435
FDIC assessments and regulatory fees	2,932	2,990
Amortization of intangible assets	6,969	7,207
Data processing	2,966	2,468
Loan related	2,697	3,616
Marketing and advertising	798	696
Other real estate owned related	25	47
Acquisition and integration costs	559	5,923
Other	9,732	10,426
Total noninterest expense	$114,193	$124,473
Noninterest expense decreased $10.3 million in the third quarter of 2026 compared to the second quarter of 2026, primarily due to lower acquisition and integration related costs and lower salaries and employee benefits expense due to headcount reductions as a result of continued integration following the Merger.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
General: Our net income and income before taxes were $147.8 million and $203.6 million, respectively, for the nine months ended September 30, 2026 as compared to net income and net income before taxes of $154.6 million and $184.3 million, respectively, for the nine months ended September 30, 2025. The $19.3 million increase in income before taxes compared to the nine months ended September 30, 2025 was primarily due to an increase in net interest income from the Merger and a decrease in provision for credit losses driven primarily by the auto portfolio sale, lower qualitative adjustments, lower balances and lower unfunded commitments reserves. The increase in income before taxes was partially offset by decreases in noninterest income due to losses on the sales of auto loans and AFS securities during 2026 and the bargain purchase gain from the Merger recognized in 2025 and increases in noninterest expense from the Merger.
Income Taxes: Our effective tax rate for the nine months ended September 30, 2026 was 27.4% as compared to 16.2% for the nine months ended September 30, 2025 and our federal statutory rate was 21.0%. The effective tax rate increased compared to the nine months ended September 30, 2025 as a result of a non-taxable $90.4 million bargain purchase gain from the Merger in 2025 and a $1.7 million remeasurement of deferred tax assets in 2026.

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

	Nine Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost (1)	Average Balance	Interest	Average Yield/Cost (1)

Assets:
Interest-earning assets:
Cash and cash equivalents	$478,812	$10,958	3.06%	$1,329,525	$41,713	4.19%
Investment securities	5,432,936	164,617	4.05%	4,455,585	129,864	3.90%
Loans (2)	13,706,945	534,747	5.22%	9,935,183	378,164	5.09%
FHLB stock and other investments	147,430	8,712	7.90%	108,261	5,368	6.63%
Total interest-earning assets	19,766,123	719,034	4.86%	15,828,554	555,109	4.69%
Noninterest-earning assets	1,665,769			1,338,126
Total assets	$21,431,892			$17,166,680
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$1,711,776	$5,715	0.45%	$1,409,713	$3,539	0.34%
Money market and savings	7,956,680	128,143	2.15%	6,330,840	121,478	2.57%
Certificates of deposit	2,133,126	41,498	2.60%	1,222,456	25,634	2.80%
Total	11,801,582	175,356	1.99%	8,963,009	150,651	2.25%
Borrowings:
Borrowings	62,950	1,760	3.74%	3,691	124	4.48%
Long-term debt	143,625	10,799	10.05%	21,242	1,598	10.06%
Total interest-bearing liabilities	12,008,157	187,915	2.09%	8,987,942	152,373	2.27%
Noninterest-bearing liabilities:
Demand deposits (3)	6,402,707			5,541,719
Other liabilities	271,396			215,971
Total liabilities	18,682,260			14,745,632
Shareholders’ equity	2,749,632			2,421,048
Total liabilities and shareholders’ equity	$21,431,892			$17,166,680
Net interest income		$531,119			$402,736
Net interest spread			2.77%			2.42%
Net interest margin			3.59%			3.40%
(1)Ratios are annualized.
(2)Includes loans held for sale.
(3)Cost of all deposits, including noninterest-bearing deposits, was 1.29% and 1.39% for the nine months ended September 30, 2026 and 2025, respectively.
Net interest income for the nine months ended September 30, 2026 increased $128.4 million as compared to the nine months ended September 30, 2025 due primarily to an increase of $3.9 billion in average interest-earning assets, as well as an increase in net interest margin from 3.40% in the nine months ended September 30, 2025 to 3.59% in the nine months ended September 30, 2026 as a result of the Merger.
Provision for Credit Losses: The reversal of provision for credit losses was $10.2 million for the nine months ended September 30, 2026, compared to a provision of $22.7 million for the nine months ended September 30, 2025. The decrease in provision for the nine months ended September 30, 2026 was driven primarily by the auto portfolio sale, lower qualitative adjustments, lower balances and lower unfunded commitments reserves.

Noninterest Income: The following table presents the components of noninterest income:

	Nine Months Ended September 30,
(in thousands)	2026	2025

Noninterest income
Service charges on deposit accounts	$18,390	$16,861
Trust fees and commissions	9,952	9,452
ATM network fee income	11,571	9,353
Loan servicing income	5,169	1,025
Net gain (loss) on sales of loans	(6,223)	659
Net gain (loss) on sales and calls of investment securities	(32,186)	4,292
Income from bank-owned life insurance	4,215	3,149
Bargain purchase gain	2,871	90,363
Other	17,623	9,230
Total noninterest income	$31,382	$144,384
Loan servicing income, a component of noninterest income, consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2026	2025

Single family servicing income, net:
Servicing fees and other	$8,552	$1,298
Changes in fair value of single family MSRs - other (1)	(4,154)	(618)
Net	4,398	680
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	4,285	(167)
Net gain (loss) from economic hedging (3)	(4,297)	177
Subtotal	(12)	10
Single family servicing income	4,386	690

Commercial loan servicing income:
Servicing fees and other	3,227	920
Amortization of capitalized MSRs	(2,444)	(585)
Subtotal	783	335
Total loan servicing income	$5,169	$1,025
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
Noninterest income for the nine months ended September 30, 2026 decreased $113.0 million from the nine months ended September 30, 2025 primarily due to the losses on the sales of auto loans and AFS securities during 2026 and the bargain purchase gain from the Merger recognized in 2025. The decrease was partially offset by an increase in noninterest income that resulted from a gain on other equity investments and gain on sale of the DUS business line in other noninterest income and a mortgage servicing rights valuation adjustment in net gain (loss) on sales of loans in 2026.

Noninterest Expense consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2026	2025

Noninterest expense
Salaries and employee benefits	$191,959	$150,753
Occupancy	36,370	25,875
Equipment	26,840	19,445
Professional services	20,111	16,383
FDIC assessments and regulatory fees	8,912	7,148
Amortization of intangible assets	21,398	9,655
Data processing	9,307	6,865
Loan related	9,819	9,236
Marketing and advertising	2,401	2,008
Other real estate owned related	456	2,685
Acquisition and integration costs	11,276	69,858
Other	30,244	20,136
Total noninterest expense	$369,093	$340,047
Noninterest expense increased $29.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to higher salaries and employee benefits expense, occupancy costs, equipment expense, and amortization of intangibles, partially offset by lower acquisition and integration related costs from the Merger.
Financial Condition September 30, 2026 compared to December 31, 2025
During the nine months ended September 30, 2026, total assets decreased $1.4 billion, total liabilities decreased $1.1 billion and shareholders’ equity decreased $294.9 million.
Investment Securities
Trading securities totaled $46.1 million and $49.5 million at September 30, 2026 and December 31, 2025, respectively. Securities available-for-sale increased by $298.9 million during the nine months ended September 30, 2026 to $4.3 billion at September 30, 2026, primarily due to purchases of agency MBS, partially offset by sales, paydowns and declines in fair values. During the third quarter of 2026, the Company performed a restructuring of the balance sheet through the sale of low-yielding AFS securities and reinvestment in MBS at then current market rates. Securities held-to-maturity decreased by $77.1 million in the nine months ended September 30, 2026, due to paydowns, and totaled $1.3 billion at September 30, 2026.
Loans
Total loans at September 30, 2026 were $13.0 billion, a decrease of $1.2 billion from $14.2 billion at December 31, 2025, due primarily to the sale of auto loans and loan repayments, partially offset by originations and advances.
Deposits
Total deposits decreased by $1.0 billion during the nine months ended September 30, 2026 to $18.0 billion at September 30, 2026, due primarily to runoff of certificates of deposit, as well as a decrease in core deposits.
Noninterest-bearing demand deposits totaled $6.3 billion and represented 35% of total deposits at September 30, 2026, compared to $6.7 billion, or 35% of total deposits, at December 31, 2025.
Insured deposits of $10.4 billion represented 58% of total deposits at September 30, 2026, compared to insured deposits of $12.2 billion, or 64% of total deposits at December 31, 2025.

Borrowings and Long-Term Debt
There were no outstanding borrowings at both September 30, 2026 and December 31, 2025.
Total long-term debt was $132.0 million at September 30, 2026, compared to $192.0 million at December 31, 2025. The decrease in the nine months ended September 30, 2026 was due to the redemption of the $65.0 million Senior Notes on March 1, 2026.
Equity
During the nine months ended September 30, 2026, total shareholders’ equity decreased by $294.9 million to $2.6 billion and tangible common equity (1) decreased by $173.3 million to $1.6 billion. The decrease in total shareholders’ equity for the nine months ended September 30, 2026 primarily resulted from a net decrease in retained earnings from net income, less dividends paid to common shareholders, and an increase in accumulated other comprehensive loss due to changes in fair value of securities available-for-sale from higher interest rates. Tangible common equity decreased less than total shareholders’ equity due to the reduction in intangibles from the sale of the DUS business line, which offset the decrease in total shareholders’ equity.
At September 30, 2026, book value per common share decreased to $11.59, compared to $12.93 at December 31, 2025. At September 30, 2026, tangible book value per common share (1) decreased to $7.05, compared to $7.81 at December 31, 2025. The decrease in book value per common share and tangible book value per common share for the nine months ended September 30, 2026 primarily resulted from a net decrease in retained earnings and an increase in accumulated other comprehensive loss. For tangible book value per share, these decreases were partially offset by a reduction in intangibles.
(1)    Tangible common equity and tangible book value per share are non-GAAP financial measures. For a reconciliation of these measures to the comparable GAAP financial measure or the computation of the measure, see “Non-GAAP Financial Measures and Reconciliations.”
Debt Securities
Debt securities AFS and HTM are as follows:

	September 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available-for-sale
Obligations of states and political subdivisions	$448,365	$423,530	$458,290	$471,159
Mortgage-backed securities - residential	3,439,694	3,302,275	2,871,733	2,884,289
Mortgage-backed securities - commercial	273,229	264,099	381,934	371,806
Collateralized loan obligations	230,500	230,545	188,500	188,316
Corporate bonds	45,475	45,918	51,828	49,915
U.S. Treasury securities	20,699	20,178	20,623	20,669
Agency debentures	5,974	5,691	7,243	7,231
Total securities available-for-sale	4,463,936	4,292,236	3,980,151	3,993,385

Securities held-to-maturity
Obligations of states and political subdivisions	12,041	12,031	12,902	13,441
Mortgage-backed securities - residential	936,391	772,975	1,012,716	877,722
Mortgage-backed securities - commercial	311,069	270,153	311,014	279,655
Total securities held-to-maturity	1,259,501	1,055,159	1,336,632	1,170,818
Total AFS and HTM debt securities	$5,723,437	$5,347,395	$5,316,783	$5,164,203
In addition to AFS and HTM securities, the Company held $46.1 million and $49.5 million of trading securities at September 30, 2026 and December 31, 2025, respectively, consisting of U.S. Treasury notes used as economic hedges of our single family mortgage servicing rights, which are carried at fair value and reported as trading securities on the consolidated balance sheets.

The fair value of available-for-sale securities and the amortized cost of held-to-maturity debt securities are shown by contractual maturities and weighted average yields in the following table:

	September 30, 2026
	One Year Or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(dollars in thousands)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)

Securities available-for-sale
Obligations of states and political subdivisions	$4,142	3.88%	$41,685	3.83%	$137,798	3.92%	$239,905	4.36%	$423,530	4.16%
Mortgage-backed securities - residential	148	1.89%	3,446	3.53%	3,776	3.10%	3,294,905	5.34%	3,302,275	5.33%
Mortgage-backed securities - commercial	22,826	4.22%	105,735	3.57%	120,869	4.77%	14,669	5.19%	264,099	4.26%
Collateralized loan obligations	—	—%	—	—%	—	—%	230,545	5.27%	230,545	5.27%
Corporate bonds	—	—%	12,710	13.00%	33,208	5.19%	—	—%	45,918	7.47%
U.S. Treasury securities	—	—%	20,178	3.60%	—	—%	—	—%	20,178	3.60%
Agency debentures	—	—%	726	4.10%	2,952	4.06%	2,013	4.54%	5,691	4.24%
Total securities available-for-sale	27,116	4.16%	184,480	4.23%	298,603	4.38%	3,782,037	5.27%	4,292,236	5.16%
Securities held-to-maturity
Obligations of states and political subdivisions	2,951	1.57%	5,101	4.11%	2,967	4.49%	1,022	11.24%	12,041	4.19%
Mortgage-backed securities - residential	—	—%	47	2.52%	—	—%	936,344	1.79%	936,391	1.79%
Mortgage-backed securities - commercial	—	—%	311,069	1.79%	—	—%	—	—%	311,069	1.79%
Total securities held-to-maturity	2,951	1.57%	316,217	1.83%	2,967	4.49%	937,366	1.80%	1,259,501	1.81%
Total AFS and HTM debt securities	$30,067	3.90%	$500,697	2.81%	$301,570	4.38%	$4,719,403	4.60%	$5,551,737	4.42%
(1)Weighted-average yields are calculated based on the contractual coupon, including amortization of premiums and accretion of discounts, weighted by amortized cost.
Loans
The composition of our LHFI portfolio is as follows:

(in thousands)	September 30, 2026	December 31, 2025

Commercial and industrial	$439,332	$482,170
Commercial real estate
Multifamily	5,189,514	5,355,252
Non-owner occupied	1,482,817	1,740,277
Owner occupied	492,756	689,079
Construction and land development	344,976	493,992
Residential real estate	4,171,423	3,970,803
Auto (1)	9,915	791,012
Other consumer	882,265	654,351
Total LHFI	13,012,998	14,176,936
ACL	(133,621)	(153,319)
Total LHFI less ACL	$12,879,377	$14,023,617
(1)As discussed in Note 1, “Summary of Significant Accounting Policies—Auto Loans Sale” on September 16, 2026, Mechanics Bank completed the sale of $417 million of performing indirect auto loan and retained $13 million of runoff auto loans.

The following table shows the contractual maturity of our loan portfolio by loan type:

	September 30, 2026
						Loans due after one year by rate characteristic
(in thousands)	Within one year	Due after one year through five years	Due after five through fifteen years	Due after fifteen years	Total	Fixed-rate	Adjustable-rate

Commercial and industrial	$210,203	$100,776	$117,580	$10,773	$439,332	$168,826	$60,303
Commercial real estate
Multifamily	33,100	168,702	3,034,770	1,952,942	5,189,514	197,865	4,958,549
Non-owner occupied	354,453	514,724	605,825	7,815	1,482,817	746,765	381,599
Owner occupied	40,655	196,964	218,620	36,517	492,756	361,283	90,818
Construction and land	264,115	46,089	4,718	30,054	344,976	8,932	71,929
Residential real estate	1,966	23,218	182,138	3,964,101	4,171,423	1,975,835	2,193,622
Auto	1,709	8,206	—	—	9,915	8,206	—
Other consumer	846,296	13,507	16,471	5,991	882,265	34,819	1,150
Total LHFI	$1,752,497	$1,072,186	$4,180,122	$6,008,193	$13,012,998	$3,502,531	$7,757,970

The following table shows the activity in loan balances:

	Nine Months Ended
	September 30, 2026	September 30, 2025

Loans - beginning of period	$14,176,936	$9,643,497
Originations and advances	2,006,700	1,219,121
Purchases	9,916	46,164
Acquired loans	—	5,645,715
Loans sold	(428,679)	—
Payoffs, paydowns and other	(2,729,836)	(1,931,998)
Charge-offs	(19,652)	(34,969)
Transfers to other real estate owned	(2,387)	—
Loans - end of period	$13,012,998	$14,587,530
The following table shows loan originations and advances:

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025

Commercial and industrial	$424,594	$235,338
Commercial real estate
Multifamily	146,261	86,028
Non-owner occupied	19,167	8,158
Owner occupied	12,261	22,649
Construction and land development	241,870	114,369
Residential real estate	623,219	437,967
Other consumer	539,328	314,612
Total	$2,006,700	$1,219,121

Credit Risk Management: Delinquent Loans, Nonperforming Assets and Provision for Credit Losses
Asset Quality Information and Ratios

(dollars in thousands)	September 30, 2026	December 31, 2025

Delinquent loans held for investment:
30-89 days past due	$25,936	$58,459
90+ days past due	41,594	34,686
Total delinquent loans	$67,530	$93,145
Total delinquent loans to loans held for investment	0.52%	0.66%

Nonperforming assets:
Nonaccrual loans	$49,014	$42,863
90+ days past due and accruing	5,569	3,943
Total nonperforming loans	54,583	46,806
Foreclosed assets	5,081	4,990
Total nonperforming assets	$59,664	$51,796

Allowance for credit losses on loans	$133,621	$153,319
Allowance for credit losses on loans to total loans held for investment	1.03%	1.08%
Allowance for credit losses on loans to nonaccrual loans	272.62%	357.70%
Nonaccrual loans to total loans held for investment	0.38%	0.30%
Nonperforming assets to total assets	0.28%	0.23%

At September 30, 2026, total delinquent loans were $67.5 million, compared to $93.1 million at December 31, 2025. The decrease was primarily due to the auto portfolio sale. Total delinquent loans as a percentage of total loans were 0.52% at September 30, 2026, as compared to 0.66% at December 31, 2025.
At September 30, 2026, nonperforming assets were $59.7 million, compared to $51.8 million at December 31, 2025. Nonperforming assets as a percentage of total assets increased to 0.28% at September 30, 2026, as compared to 0.23% at December 31, 2025.

Delinquent, nonaccrual and current loans by loan type consisted of the following:

	September 30, 2026
	Past Due and Still Accruing
(dollars in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual	Current	Total loans

Commercial and industrial	$4,275	$827	$—	$9,177	$14,279	$425,053	$439,332
Commercial real estate
Multifamily	3,996	201	—	5,871	10,068	5,179,446	5,189,514
Non-owner occupied	2,001	2,751	—	3,940	8,692	1,474,125	1,482,817
Owner occupied	365	364	—	673	1,402	491,354	492,756
Construction and land development	—	—	—	15,532	15,532	329,444	344,976
Residential real estate	1,093	6,631	5,568	11,768	25,060	4,146,363	4,171,423
Auto	698	501	1	2,044	3,244	6,671	9,915
Other consumer	570	120	—	9	699	881,566	882,265
Total loans	$12,998	$11,395	$5,569	$49,014	$78,976	$12,934,022	$13,012,998
%	0.10%	0.09%	0.04%	0.38%	0.61%	99.39%	100.00%

	December 31, 2025
	Past Due and Still Accruing
(dollars in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual	Current	Total loans

Commercial and industrial	$3,276	$315	$—	$11,196	$14,787	$467,383	$482,170
Commercial real estate
Multifamily	—	—	—	3,387	3,387	5,351,865	5,355,252
Non-owner occupied	50	—	—	12,539	12,589	1,727,688	1,740,277
Owner occupied	—	176	—	1,870	2,046	687,033	689,079
Construction and land development	—	—	—	2,962	2,962	491,030	493,992
Residential real estate	13,293	4,558	3,943	6,765	28,559	3,942,244	3,970,803
Auto	25,895	6,547	—	4,143	36,585	754,427	791,012
Other consumer	289	149	—	1	439	653,912	654,351
Total loans	$42,803	$11,745	$3,943	$42,863	$101,354	$14,075,582	$14,176,936
%	0.30%	0.08%	0.03%	0.30%	0.71%	99.29%	100.00%
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
The following table presents the amount of allowance for credit losses on loans by product type, as well as the percentage of each respective portfolio's loan balance to total loans:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Loan balance % to total loans	Balance	Loan balance % to total loans

Commercial and industrial	$9,938	3.4%	$8,417	3.4%
Commercial real estate	111,923	57.7%	114,326	58.4%
Residential real estate	7,562	32.0%	13,294	28.0%
Auto	2,310	0.1%	15,003	5.6%
Other consumer	1,888	6.8%	2,279	4.6%
Total ACL	$133,621	100.0%	$153,319	100.0%

As of September 30, 2026, the expected loss rates increased when compared to December 31, 2025 due to higher forecasted product risk metrics in certain geographically concentrated areas, offset by sale of the auto loan portfolio and runoff of the non-owner occupied commercial real estate, and construction and land development portfolios.
The following table presents net charge-offs for the loan portfolio for the dates indicated:

	Quarter Ended September 30,
	2026			2025
(dollars in thousands)	Net loan charge-offs (recoveries)	Average balance	Net loan charge-offs to average loans (1)	Net loan charge-offs (recoveries)	Average balance	Net loan charge-offs to average loans (1)

Commercial and industrial	$492	$446,955	0.44%	$446	$369,273	0.48%
Commercial real estate	431	7,608,726	0.02%	250	6,030,429	0.02%
Residential real estate	(4)	4,132,726	0.00%	9	2,933,403	0.00%
Auto	2,943	389,437	3.00%	7,688	1,046,855	2.91%
Other consumer	437	844,783	0.21%	534	567,318	0.37%
Total	$4,299	$13,422,627	0.13%	$8,927	$10,947,278	0.32%

	Nine Months Ended September 30,
	2026			2025
(dollars in thousands)	Net loan charge-offs (recoveries)	Average balance	Net loan charge-offs to average loans (1)	Net loan charge-offs (recoveries)	Average balance	Net loan charge-offs to average loans (1)

Commercial and industrial	$327	$457,998	0.10%	$412	$359,971	0.15%
Commercial real estate	303	7,862,173	0.01%	250	5,269,715	0.01%
Residential real estate	(363)	4,055,748	(0.01)%	9	2,542,582	0.00%
Auto	10,136	557,733	2.43%	23,693	1,257,736	2.52%
Other consumer	1,303	762,326	0.23%	1,392	500,528	0.37%
Total	$11,706	$13,695,978	0.11%	$25,756	$9,930,532	0.35%
(1)    Ratios are annualized.

Deposits
The following table presents average deposit balances and average rates for the periods indicated:

	Quarter Ended September 30,
	2026		2025
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate

Deposits by product:
Noninterest-bearing demand deposits	$6,321,146	—%	$5,823,539	—%
Interest-bearing:
Interest-bearing demand deposits	1,625,027	0.42%	1,480,835	0.32%
Savings	1,316,245	0.03%	1,248,270	0.03%
Money market	6,906,547	2.68%	5,453,420	3.08%
Certificates of deposit	1,897,016	2.51%	1,758,659	3.14%
Total interest-bearing deposits	11,744,835	2.04%	9,941,184	2.29%
Total deposits	$18,065,981	1.33%	$15,764,723	1.45%

	Nine Months Ended September 30,
	2026		2025
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate

Deposits by product:
Noninterest-bearing demand deposits	$6,402,707	—%	$5,541,719	—%
Interest-bearing:
Interest-bearing demand deposits	1,711,776	0.45%	1,409,713	0.34%
Savings	1,343,636	0.02%	1,211,516	0.02%
Money market	6,613,044	2.59%	5,119,324	3.17%
Certificates of deposit	2,133,126	2.60%	1,222,456	2.80%
Total interest-bearing deposits	11,801,582	1.99%	8,963,009	2.25%
Total deposits	$18,204,289	1.29%	$14,504,728	1.39%

The following table presents uninsured deposits for the periods indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025

Uninsured deposits	$7,599,857	$6,825,674
The following table presents the schedule of maturities of certificates of deposit as of September 30, 2026:

(in thousands)	Three Months or Less	Over Three Months through Six Months	Over Six Months through Twelve Months	Over Twelve Months	Total

Time deposits of $250 thousand or less	$549,719	$416,976	$380,376	$37,882	$1,384,953
Time deposits greater than $250 thousand	222,068	168,570	98,754	5,072	494,464
Total	$771,787	$585,546	$479,130	$42,954	$1,879,417
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
At September 30, 2026, Mechanics had available borrowing capacity of $5.8 billion from the FHLB, $4.2 billion from the Federal Reserve and $5.0 billion under borrowing lines established with other financial institutions. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity will be sufficient to meet our liquidity needs for at least the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our liquidity needs during or beyond the next 12 months.
Cash Flows
For the nine months ended September 30, 2026, cash and cash equivalents decreased by $427.5 million compared to an increase of $442.9 million during the nine months ended September 30, 2025. As a banking institution, Mechanics has extensive access to liquidity. Mechanics manages its cash positions to conservative minimum cash buffer levels and does not attempt to maximize the level of cash and cash equivalents. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.
Cash flows from operating activities
Mechanics’ operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2026, net cash of $93.4 million was provided by operating activities from ongoing bank operations, compared to $79.7 million provided by operating activities in the nine months ended September 30, 2025.
Cash flows from investing activities
Mechanics’ investing activities are primarily related to investment securities and LHFI. For the nine months ended September 30, 2026, net cash of $861.7 million was provided by investing activities primarily from AFS investment security sales, maturities and calls, proceeds from sales of loans, net loan originations and principal collections, and proceeds from the sale of the DUS business line, partially offset by AFS investment security purchases. For the nine months ended September 30, 2025, net cash of $1.6 billion was provided by investing activities primarily from AFS investment security sales, maturities and calls and net loan originations and principal collections, and cash acquired in the Merger, partially offset by AFS investment security purchases.
Cash flows from financing activities
Mechanics’ financing activities are primarily related to deposits, net proceeds or repayments from borrowings and equity transactions. For the nine months ended September 30, 2026, net cash of $1.4 billion was used by financing activities, due to a decrease in deposits, repayment of Senior Notes and dividends paid. For the nine months ended September 30, 2025, net cash of $1.2 billion was used by financing activities, due to repayment of FHLB advances acquired in the Merger and a decrease in deposits.

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
These commitments include the following:

(in thousands)	September 30, 2026	December 31, 2025

Unused consumer portfolio lines (1)	$1,858,273	$1,423,770
Commercial portfolio lines (2)	616,443	767,162
Commitments to fund loans	23,516	11,830
Total	$2,498,232	$2,202,762
Standby letters of credit	$25,817	$17,257
(1)Includes unfunded commitments of $980.0 million and $566.4 million at September 30, 2026 and December 31, 2025, respectively, for lines of credit secured by the cash surrender value of life insurance policies. These lines of credit are originated and serviced through a third-party program partnership.
(2)Within the commercial portfolio lines, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $261.4 million and $361.4 million at September 30, 2026 and December 31, 2025, respectively.
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
The following tables present the regulatory capital amounts and ratios (inclusive of the capital 2.5% conservation buffer, where applicable) for Mechanics Bancorp and Mechanics Bank as of the dates indicated:

	At September 30, 2026
	Actual		For Minimum Capital Adequacy Purposes (including Capital Conservation Buffer)		To Be Categorized As “Well Capitalized”
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Mechanics Bancorp
Tier 1 leverage capital (to average assets)	$1,771,865	8.74%	$810,871	4.0%	n/a	n/a
Common equity Tier 1 capital (to risk-weighted assets)	1,771,865	14.73%	842,133	7.0%	n/a	n/a
Tier 1 risk-based capital (to risk-weighted assets)	1,771,865	14.73%	1,022,590	8.5%	n/a	n/a
Total risk-based capital (to risk-weighted assets)	2,042,401	16.98%	1,263,199	10.5%	n/a	n/a

Mechanics Bank
Tier 1 leverage capital (to average assets)	$1,901,307	9.37%	$811,352	4.0%	$1,014,189	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	1,901,307	15.81%	841,696	7.0%	781,575	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	1,901,307	15.81%	1,022,060	8.5%	961,938	8.0%
Total risk-based capital (to risk-weighted assets)	2,039,851	16.96%	1,262,544	10.5%	1,202,423	10.0%

	At December 31, 2025
	Actual		For Minimum Capital Adequacy Purposes (including Capital Conservation Buffer)		To Be Categorized As “Well Capitalized”
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Mechanics Bancorp
Tier 1 leverage capital (to average assets)	$1,854,132	8.65%	$857,147	4.0%	n/a	n/a
Common equity Tier 1 capital (to risk-weighted assets)	1,854,132	14.09%	921,471	7.0%	n/a	n/a
Tier 1 risk-based capital (to risk-weighted assets)	1,854,132	14.09%	1,118,929	8.5%	n/a	n/a
Total risk-based capital (to risk-weighted assets)	2,141,745	16.27%	1,382,207	10.5%	n/a	n/a
Mechanics Bank
Tier 1 leverage capital (to average assets)	$2,054,349	9.58%	$857,560	4.0%	$1,071,950	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	2,054,349	15.59%	922,177	7.0%	856,307	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	2,054,349	15.59%	1,119,786	8.5%	1,053,917	8.0%
Total risk-based capital (to risk-weighted assets)	2,214,783	16.81%	1,383,266	10.5%	1,317,396	10.0%
As of the dates set forth in the above tables, Mechanics Bancorp exceeded the minimum required capital ratios applicable to it and Mechanics Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, Mechanics Bancorp and Mechanics Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of 2.5% in addition to the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. Mechanics maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At September 30, 2026, the capital conservation buffers for Mechanics Bancorp and Mechanics Bank were 8.73% and 8.96%, respectively.

The Company paid cash dividends of $0.25 per share for Class A shareholders and $2.50 per share for Class B shareholders in the third quarter of 2026 and paid cash dividends of $1.35 per share for Class A shareholders and $13.50 per share for Class B shareholders for the nine months ended September 30, 2026. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain statutory requirements and regulatory restrictions. For additional information on the Company’s dividends, refer to Note 16, “Shareholders’ Equity and Dividends.”
We had no material commitments for capital expenditures as of September 30, 2026.
Non-GAAP Financial Measures and Reconciliations
This document contains non-GAAP financial measures of our financial performance, including tangible common equity, return on average tangible equity, efficiency ratio (excluding the impact of intangibles amortization), tangible book value per share and tangible common equity ratio. We believe that these non-GAAP financial measures provide useful information because they are used by management to evaluate our operating performance, without the impact of goodwill and other intangible assets. However, these financial measures are not intended to be considered in isolation of or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP and should be viewed in addition to, and not as an alternative to, our GAAP results. The non-GAAP financial measures Mechanics presents may differ from similarly captioned measures presented by other companies.
The following table presents the calculations of our non-GAAP financial measures.

(dollars in thousands, except per share amounts)		Quarter Ended		Nine Months Ended
Return on Average Equity and Return on Average Tangible Equity	Ref.	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025

Net income	(a)	$45,992	$57,701	$147,783	$154,552
Add: intangibles amortization, net of tax (1)		5,070	5,243	15,567	6,904
Net income, excluding the impact of intangible amortization, net of tax	(b)	$51,062	$62,944	$163,350	$161,456

Average shareholders’ equity	(c)	$2,661,629	$2,728,959	$2,749,632	$2,421,048
Less: average goodwill and other intangible assets		938,086	978,184	989,164	890,677
Average tangible shareholders’ equity	(d)	$1,723,543	$1,750,775	$1,760,468	$1,530,371

Return on average equity (2)	(a) / (c)	6.86%	8.48%	7.19%	8.53%
Return on average tangible equity (non-GAAP) (2)	(b) / (d)	11.75%	14.42%	12.41%	14.11%

		Quarter Ended		Nine Months Ended
Efficiency Ratio	Ref.	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025

Noninterest expense	(e)	$114,193	$124,473	$369,093	$340,047
Less: intangibles amortization		6,969	7,207	21,398	9,655
Noninterest expense, excluding the impact of intangible amortization	(f)	$107,224	$117,266	$347,695	$330,392
Net interest income	(g)	$174,902	$177,172	$531,119	$402,736
Noninterest income (loss)	(h)	$(13,434)	$23,796	$31,382	$144,384
Efficiency ratio	(e) / (g+h)	70.7%	61.9%	65.6%	62.2%
Efficiency ratio (non-GAAP)	(f) / (g+h)	66.4%	58.4%	61.8%	60.4%

(dollars in thousands, except per share amounts)		As of
Book Value per Share and Tangible Book Value per Share	Ref.	September 30, 2026	December 31, 2025

Total shareholders’ equity	(i)	$2,567,486	$2,862,375
Less: goodwill and other intangible assets		934,242	1,055,796
Total tangible shareholders’ equity	(j)	$1,633,244	$1,806,579

Common shares outstanding - Class A and B	(k)	221,474,752	221,305,009

Common shares outstanding - Class A		220,360,304	220,190,561
Common shares outstanding - Class B adjusted		11,144,480	11,144,480
Common shares outstanding at period end - adjusted (3)	(l)	231,504,784	231,335,041

Book value per share	(i) / (k)	$11.59	$12.93
Tangible book value per share (non-GAAP)	(j) / (l)	$7.05	$7.81

		As of
Common Equity Ratio and Tangible Common Equity Ratio	Ref.	September 30, 2026	December 31, 2025

Total shareholders’ equity	(m)	$2,567,486	$2,862,375
Less: goodwill and other intangible assets		934,242	1,055,796
Total tangible shareholders’ equity	(n)	$1,633,244	$1,806,579

Total assets	(o)	$20,944,704	$22,351,475
Less: goodwill and other intangible assets		934,242	1,055,796
Total tangible assets	(p)	$20,010,462	$21,295,679

Common equity ratio	(m) / (o)	12.26%	12.81%
Tangible common equity ratio (non-GAAP)	(n) / (p)	8.16%	8.48%
(1)Estimated statutory tax rate of 27.25% for the quarters ended September 30, 2026 and June 30, 2026, respectively and 27.25% and 28.50% for the nine months ended September 30, 2026 and 2025, respectively.
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

The following table presents sensitivity gaps for these different intervals:

	At September 30, 2026
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 to 15 Yrs.	More Than 15 Yrs.	Total

Interest-earning assets:
Cash & cash equivalents	$602,455	$—	$—	$—	$—	$—	$—	$602,455
Investment securities (1)	827,861	88,897	215,734	784,254	1,034,809	2,291,154	355,127	5,597,836
Loans held for sale	7,737	—	—	—	—	—	—	7,737
Loan receivables (1)	2,646,470	698,027	1,472,366	3,748,520	1,993,170	2,347,084	107,361	13,012,998
FHLB stock and other investments	—	—	—	—	—	—	153,132	153,132
Total rate sensitive assets	$4,084,523	$786,924	$1,688,100	$4,532,774	$3,027,979	$4,638,238	$615,620	$19,374,158
Interest-bearing liabilities:
Demand deposits (2), (3)	$364,893	$—	$—	$—	$—	$7,551,809	$—	$7,916,702
Savings (2)	3,231	—	—	—	—	1,301,692	—	1,304,923
Money market accounts (2)	6,274,607	—	—	—	—	643,825	—	6,918,432
Certificates of deposit	717,290	563,195	555,978	35,632	6,549	732	41	1,879,417
Long-term debt (4)	49,012	82,980	—	—	—	—	—	131,992
Total rate sensitive liabilities	$7,409,033	$646,175	$555,978	$35,632	$6,549	$9,498,058	$41	$18,151,466
Interest sensitivity gap	(3,324,510)	140,749	1,132,122	4,497,142	3,021,430	(4,859,820)	615,579
Cumulative interest sensitivity gap	$(3,324,510)	$(3,183,761)	$(2,051,639)	$2,445,503	$5,466,933	$607,113	$1,222,692

Cumulative ratio of interest-earning assets to interest-bearing liabilities	55%	60%	76%	128%	163%	103%	107%
Ratio of interest sensitivity gap to total assets	(16)%	1%	5%	21%	14%	(23)%	3%
Ratio of cumulative gap to total assets	(16)%	(15)%	(10)%	12%	26%	3%	6%

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
(4)Based on repricing dates.
The negative interest sensitivity gap for durations less than 12 months in the interest rate analysis indicates that net interest income would decline if short-term rates increase. Because of the inherent limitations in the interest rate gap analysis, Mechanics employs multiple interest rate risk measurement approaches. Mechanics runs interest rate simulations to the existing repricing conditions to rising and falling interest rates in increments and decrements of 100 basis points to determine the effect on net interest income changes for the next twelve months. In addition, Mechanics also measures the effects that changes in interest rates have on the economic value of equity by discounting future cash flows. We believe that the simulation analysis presents a more accurate picture than the gap analysis. Our simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products.
The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of September 30, 2026 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and parallel shift in market interest rates and no change in the composition or size of the balance sheet.

	At September 30, 2026
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)

-300	0.5%	5.5%
-200	0.8%	7.0%
-100	0.7%	5.6%
+100	(1.2)%	(8.5)%
+200	(2.7)%	(17.8)%
+300	(4.6)%	(27.6)%
(1)This percentage change represents the impact to net interest income for a one-year period, assuming there is no change in the structure of the balance sheet.
(2)This percentage change represents the impact to the net present value of equity, assuming contractual runoff of the balance sheet.
The projected changes in the table above are based on numerous assumptions. The timing and magnitude of future interest rate movements, along with changes to the balance sheet composition, may impact projected changes in net interest income, but may not necessarily reflect the manner in which actual cash flows, yields and costs respond to changes in market interest rates. We continue to evaluate the interest rate risk position and may reposition the banking segment’s balance sheet in the future to better align with management’s target rate risk position. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve. Since the assumptions used relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results, particularly in times of stress and uncertainty. In addition, this analysis does not consider actions that management might employ in the future in response to changes in interest rates, as well as changes in earning asset and interest bearing liability balances.
Current Banking Environment
Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the higher interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. Reliance on secondary funding sources could increase the Company’s overall cost of funding and reduce net interest income. As of September 30, 2026, the Company had available liquidity of $15.8 billion, which is equal to 88% of its total deposits and the level of uninsured deposits was 42% of total deposits. The Company believes it has sufficient liquidity to meet its current needs.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
We evaluated the effectiveness of internal controls over financial reporting through the integration as a result of the Merger and made changes to our internal control framework, as necessary.
As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting and determined that there have been no changes that have occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
During the quarter ended September 30, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).
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

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language) and contained in Exhibit 101: (i) the Consolidated Balance Sheets; (ii) the Consolidated Income Statements; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2026.

Mechanics Bancorp

By:	/s/ C.J. Johnson
C.J. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Mechanics Bancorp

By:	/s/ Nathan Duda
Nathan Duda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)